Form 10-K
period 1993-12-31
AMSOUTH BANCORPORATION
filed 1994-03-22
CIK 3133

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
           DECEMBER 31, 1993                           1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                63-0591257
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       1400 AMSOUTH-SONAT TOWER                           35203
          BIRMINGHAM, ALABAMA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (205) 320-7151
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------                    -----------------------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE                 NEW YORK STOCK EXCHANGE
FLOATING RATE NOTES DUE 1999                            NEW YORK STOCK EXCHANGE
STOCK PURCHASE RIGHTS                                   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 1994 was $1,517,239,000. (Note 1)

  As of March 4, 1994 AmSouth Bancorporation had 51,722,454 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

  Proxy Statement for Annual Meeting to be held April 21, 1994: Part III

Note 1: In calculating the market value of securities held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as securities held by affiliates only voting stock owned as of March 4, 1994 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated securities held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as securities held by affiliates of AmSouth. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-K

                                     INDEX

                                                                       PAGE
                                                                       ----
 PART I

 Item 1.  Business..................................................     1

 Item 2.  Properties................................................     8

 Item 3.  Legal Proceedings.........................................     8

 Item 4.  Submission of Matters to a Vote of Security Holders ......     9

 Executive Officers of the Registrant................................    9

 PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................    10

 Item 6.  Selected Financial Data...................................    11

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................    12

 Item 8.  Financial Statements and Supplementary Data...............    38

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................    68

 PART III

 Item 10. Directors and Executive Officers of the Registrant........    68

 Item 11. Executive Compensation....................................    68

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management................................................    68

 Item 13. Certain Relationships and Related Transactions............    68

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K..................................................    68

 SIGNATURES..........................................................   70

 EXHIBIT INDEX.......................................................   72

                                     PART I

ITEM 1. BUSINESS

GENERAL

  AmSouth Bancorporation (AmSouth) is a bank holding company which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1993, AmSouth had total consolidated assets of approximately $12.5 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal banking subsidiaries are AmSouth Bank N.A., AmSouth Bank of Florida, and AmSouth Bank of Tennessee.

  AmSouth Bank N.A. (AmSouth Alabama), headquartered in Birmingham, Alabama, is the largest subsidiary of AmSouth. As of December 31, 1993, AmSouth Alabama had total consolidated assets of approximately $8.8 billion and total consolidated deposits of approximately $6.5 billion. AmSouth Alabama is a full service national banking association with 147 banking offices located throughout Alabama at December 31, 1993. Based upon total consolidated assets as of December 31, 1993, AmSouth Alabama was the largest bank headquartered in Alabama. It offers complete consumer and commercial banking and trust services to businesses and individuals. The Commercial Banking Group of AmSouth Alabama offers a variety of products and services, including commercial lending, international banking, and cash management sales and operations. The Investment Services Department offers a range of investment products. Consumer Banking encompasses a wide variety of transaction, credit, and investment services to meet the needs of a diverse and growing consumer customer base. AmSouth Alabama's network of automated teller machines is linked with shared automated tellers in all 50 states. The Trust Division of AmSouth Alabama is the largest in Alabama with more assets under management than any other bank in Alabama. It offers a complete array of trust services including estate and trust planning, investment management for individuals and corporations, land and natural resources management, employee benefit administration, and management of debt and equity issues for corporations.

  AmSouth Alabama also provides additional services through several subsidiaries. AmSouth Mortgage Company, Inc. (AmSouth Mortgage) offers first mortgage loans through 41 originating offices in nine states. It sells these loans to investors, generally retaining the right to service the loans for a fee. AmSouth Leasing Corporation is a specialized lender providing equipment leasing. Brokerage services and investment sales are provided by AmSouth Investment Services, Inc., a registered broker-dealer.

  On January 21, 1994, AmSouth filed applications to convert AmSouth Alabama from a national banking association to a state-chartered bank that is a member of the Federal Reserve System. AmSouth expects to realize certain cost savings as a result of the conversion.

  AmSouth Bank of Florida (AmSouth Florida), is a state-chartered nonmember bank currently headquartered in Pensacola, Florida. AmSouth Florida is in the process of moving its headquarters to Tampa, Florida, as a result of the completed and pending acquisitions that will result in a significant portion of its assets and deposits being located in west and central Florida. At December 31, 1993, AmSouth Florida had total consolidated assets of approximately $2.6 billion and total consolidated deposits of approximately $2.1 billion. AmSouth Bank of Tennessee (AmSouth Tennessee) is a state-chartered nonmember bank headquartered in Chattanooga, Tennessee. At December 31, 1993, AmSouth Tennessee had total assets of approximately $1.0 billion and total deposits of approximately $779.3 million. AmSouth Florida and AmSouth Tennessee offer banking services similar to those of AmSouth Alabama. At December 31, 1993, AmSouth Florida operated 65 offices in Florida, and AmSouth Tennessee operated 20 offices in Tennessee. AmSouth also owns four other smaller banking subsidiaries: AmSouth Bank of Walker County, located in Jasper, Alabama; AmSouth Bank of Georgia, located in Summerville, Georgia; and The Georgia State Bank of Rome, located in Rome, Georgia. The Georgia State Bank of Rome will merge into AmSouth Bank of Georgia during the first half of 1994.

  During 1993, AmSouth completed five business combinations, which are reflected, to the extent required, in the Consolidated Financial Statements contained in this Form 10-K for the year ended December 31, 1993. For further information concerning these transactions see Note B of the Notes to Consolidated Financial Statements.

  As of February 28, 1994, AmSouth and its subsidiaries had 5,177 full-time employees and 855 part-time employees.

SUBSEQUENT EVENTS

  Since December 31, 1993, AmSouth has completed the following business combinations:

  Effective January 3, 1994, Orange Banking Corporation (Orange), headquartered in Orlando, Florida, the parent company of Orange Bank, merged with AmSouth. AmSouth issued approximately 1,332,000 shares of common stock in exchange for all of the outstanding shares of Orange common stock. This acquisition was accounted for as a pooling-of-interests under generally accepted accounting principles (GAAP). At December 31, 1993, Orange had total consolidated assets of approximately $354.4 million and total consolidated deposits of approximately $322.5 million.

  Effective February 10, 1994, FloridaBank, a Federal Savings Bank (FloridaBank), headquartered in Jacksonville, Florida, merged with AmSouth Florida. AmSouth issued approximately 759,000 shares of common stock in exchange for all of the outstanding shares of FloridaBank common stock. This transaction was accounted for as a pooling-of-interests under GAAP. At December 31, 1993, FloridaBank had total consolidated assets of approximately $271.5 million and total consolidated deposits of approximately $202.6 million.

  In addition, AmSouth is a party to the pending business combinations described below. Except as noted, consummation of each of these transactions remains subject to fulfillment of a number of conditions, including shareholder and regulatory approvals. No assurances can be given that such conditions will be fulfilled or that such transactions will be consummated.

  On July 29, 1993, AmSouth signed an agreement to enter into a business combination with Parkway Bancorp, Inc. (Parkway), which is headquartered in Fort Myers, Florida, parent company of Parkway Bank. As of December 31, 1993, Parkway had total consolidated assets of approximately $126.8 million and total consolidated deposits of approximately $115.9 million. Under the terms of the agreement, AmSouth will issue 0.4886 of a share of AmSouth common stock for each of the outstanding shares of Parkway common stock. At December 31, 1993, Parkway had 1,002,041 shares of common stock outstanding. Shareholder and regulatory approvals have been received. This transaction will be accounted for as a pooling-of-interests under GAAP.

  On August 3, 1993, AmSouth signed an agreement to acquire First Federal Savings Bank, Calhoun, Georgia (Calhoun), headquartered in Calhoun, Georgia. At December 31, 1993, Calhoun had total assets of approximately $72.2 million and total deposits of approximately $59.2 million. Under the terms of the agreement, AmSouth will issue 0.9991 of a share of AmSouth common stock for each of the outstanding shares of Calhoun common stock, subject to adjustment. At December 31, 1993, Calhoun had 414,330 shares of common stock outstanding. This transaction will be accounted for as a pooling-of-interests under GAAP. The Calhoun shareholder meeting is scheduled for March 18, 1994.

  On August 9, 1993, AmSouth signed an agreement to enter into a business combination with Citizens National Corporation (Citizens), which is headquartered in Naples, Florida, and its subsidiary, Citizens National Bank of Naples. At December 31, 1993, Citizens had total consolidated assets of approximately $300.1 million and total consolidated deposits of approximately $270.0 million. Under the terms of the agreement, AmSouth will issue 0.3609 of a share of AmSouth common stock for each of the outstanding shares of Citizens common stock. At December 31, 1993, Citizens had 4,111,388 shares of common stock outstanding. Shareholder and regulatory approvals have been received. This transaction will be accounted for as a pooling-of-interests under GAAP.

  On September 12, 1993, AmSouth signed an agreement to acquire Fortune Bancorp, Inc. (Fortune), headquartered in Clearwater, Florida, and its subsidiary, Fortune Bank, a Savings Bank. Under the terms of the agreement, Fortune shareholders may make an election to receive either cash or AmSouth common stock based on a formula which takes into consideration AmSouth's stock price during a future pricing period. Approximately one-half of Fortune's shares will be exchanged for cash and one-half for AmSouth common stock (subject to adjustment based upon the average price per share of AmSouth common stock), with AmSouth issuing a total of approximately 4,481,000 shares and approximately $142.5 million in cash. At December 31, 1993, Fortune had total consolidated assets of approximately $2.7 billion and total consolidated deposits of approximately $1.8 billion. This transaction will be accounted for as a purchase under GAAP.

  On March 9, 1994, AmSouth signed an agreement to enter into a business combination with The Tampa Banking Company (Tampa), headquartered in Tampa, Florida, and its subsidiary, The Bank of Tampa. At December 31, 1993, Tampa had total consolidated assets of approximately $211.1 million and total consolidated deposits of approximately $196.0 million. Under the terms of the agreement, AmSouth will issue 1.5592 shares of AmSouth common stock for each of the outstanding shares of Tampa common stock, subject to adjustment. At December 31, 1993, Tampa had approximately 626,000 shares of common stock outstanding. The transaction will be accounted for using the pooling-of-interests method of accounting under GAAP.

  AmSouth continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations frequently take place, and transactions involving cash, debt or equity securities can be expected. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirers.

COMPETITION

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, and Georgia, as well as large banks in major financial centers and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers. Areas of competition include prices, interest rates, services, and availability of products. AmSouth also competes with the other bank holding companies headquartered in Alabama, Florida, Tennessee, Georgia, and other Southeastern states for the acquisition of financial institutions.

  At December 31, 1993, of the bank holding companies headquartered in Alabama, AmSouth was the largest in terms of equity capital and second largest in terms of assets. However, in several geographic areas AmSouth's market share is smaller than that of other banks and financial institutions competing in those areas. Also, AmSouth is significantly smaller than many of the financial institutions competing in Florida, Tennessee, and Georgia.

  Various regulatory developments and existing laws have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities, and various states have enacted legislation intended to allow certain interstate banking combinations which otherwise would be prohibited by federal law. Under the Bank Holding Company Act of 1956, as amended (the BHCA), generally no company which owns or controls a commercial bank in the United States may acquire ownership or control of a commercial bank in a state other than the state in which the company's banking subsidiaries are principally located unless the acquisition is specifically authorized by the laws of the state in which the bank being acquired is located.

  Congress is currently considering legislation that would generally provide for nationwide interstate banking, subject to certain limitations, including the ability of states to opt out of coverage. However, the management of AmSouth is unable to predict whether or not any such legislation will be adopted and, if so, what the final form of the legislation will be.

  Alabama has a reciprocal interstate banking law that allows banks in several other states (primarily in the Southeast) and the District of Columbia to acquire banks in Alabama provided there is reciprocal legislation in the other jurisdictions. Alabama bank holding companies are thereby permitted to acquire banks in the jurisdictions specified in the law which have adopted such reciprocal legislation. These laws have resulted in a significant increase in competition for banking services in Alabama, Florida, Tennessee, Georgia, and the other affected areas.

  In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was enacted. Among other things, FIRREA amended the Bank Holding Company Act to give the Federal Reserve Board the authority to approve the acquisition of savings associations by bank holding companies. A bank holding company may also consolidate a savings association it has acquired with a bank subsidiary.

SUPERVISION AND REGULATION

  As a bank holding company, AmSouth is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

  AmSouth's subsidiary banks (the Subsidiary Banks) are subject to supervision and examination by applicable federal and state banking agencies. AmSouth Alabama is a national banking association subject to regulation and supervision by the Comptroller of the Currency (the Comptroller). All of the other Subsidiary Banks are state-chartered banks that are not members of the Federal Reserve System, and therefore are generally subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (FDIC). The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

 PAYMENT OF DIVIDENDS

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of AmSouth, including cash flow to pay dividends on AmSouth common stock, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to AmSouth as well as by AmSouth to its shareholders.

  AmSouth Alabama is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of (i) the bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

  All of the Subsidiary Banks other than AmSouth Alabama are subject to varying restrictions on the payment of dividends under applicable state laws. With respect to AmSouth Florida and AmSouth Tennessee, state law imposes dividend restrictions substantially similar to those imposed under federal law on AmSouth Alabama. Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Comptroller and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an insured bank may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See Item 1. Business -- FDICIA. Moreover, the Federal Reserve Board, the Comptroller, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

  If AmSouth Alabama converts to a state-chartered bank that is a member of the Federal Reserve System, its operations, including its capital adequacy and capacity for the payment of dividends, are not expected to change in any material respect. As an Alabama-chartered bank, AmSouth Alabama would no longer be subject to the regulations of the Comptroller with respect to payment of dividends, but would be subject to similar restrictions under federal and Alabama state law.

  The payment of dividends by AmSouth and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 1993, under dividend restrictions imposed under federal and state laws, AmSouth's subsidiary banks, without obtaining government approvals, could declare dividends of approximately $150.0 million.

 TRANSACTIONS WITH AFFILIATES

  There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries can borrow or otherwise obtain credit from its Subsidiary Banks. Each Subsidiary Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such Subsidiary Bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such Subsidiary Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

 CAPITAL ADEQUACY

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill and other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1993, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 10.95% and 13.31%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1993 was 8.65%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

  Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements, similar to those described above, adopted by the Comptroller or the FDIC, as the case may be. Each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1993. Neither AmSouth nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See Item 1. Business -- FDICIA.

  All of the federal banking agencies have made proposals that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

 SUPPORT OF SUBSIDIARY BANKS

  Under Federal Reserve Board policy, AmSouth is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve Board policy, AmSouth may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

  Under the Federal Deposit Insurance Act (the FDI Act), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

 FDICIA

  On December 19, 1991, FDICIA was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, a FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-adjusted

Tier 1 Capital Ratio of at least 6%, and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A FDIC-insured depository institution is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4%, a risk-adjusted Tier 1 Capital Ratio of at least 4%, and a Total Capital Ratio of at least 8%. In addition, a FDIC-insured depository institution will be considered: (i) undercapitalized if it fails to meet any minimum required measure; (ii) significantly undercapitalized if it is significantly below such measure; and (iii) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A FDIC-insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

  The capital-based prompt corrective action provisions of FDICIA and the implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the bank holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 1993.

  FDICIA generally prohibits a FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

  At December 31, 1993, all of the Subsidiary Banks were well capitalized under the criteria described above.

  Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. AmSouth management is unable to predict whether and when other legislative changes would be imposed.

 BROKERED DEPOSITS

  The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits. Under the regulations, a bank cannot accept, rollover, or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because all the Subsidiary Banks were well capitalized as of

December 31, 1993, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the Subsidiary Banks.

 FDIC DEPOSIT INSURANCE ASSESSMENTS

  The Subsidiary Banks are subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC has adopted a new risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the new schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each insured depository institution is assigned to one of three capital groups--well capitalized, adequately capitalized, or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

  The FDIC is authorized to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on AmSouth's earnings.

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by a federal bank's regulatory agency.

 DEPOSITOR PREFERENCE

  The recently adopted Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

ITEM 2. PROPERTIES

  The executive offices of AmSouth and AmSouth Alabama are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by AmSouth Alabama through an unincorporated joint venture. AmSouth Alabama is a principal tenant of this building. AmSouth Alabama is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama. AmSouth Alabama's headquarters and most of its operations are located in the AmSouth-Sonat Tower and the AmSouth/Harbert Plaza. An additional administrative and training facility for AmSouth Alabama is currently under construction in the Birmingham, Alabama area. AmSouth Alabama anticipates occupying the facility by mid-year 1995. Other bank subsidiaries of AmSouth also have headquarters, banking, and operational offices located in Alabama, Florida, Tennessee, and Georgia. AmSouth Mortgage has offices in nine Southeastern states.

  At December 31, 1993, AmSouth and its subsidiaries had 282 offices (principally bank buildings) of which 168 were owned and 114 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  AmSouth's subsidiaries are routinely involved in litigation incidental to their business. However, management believes that the ultimate resolution of these matters will not materially affect the consolidated financial condition and results of operations of AmSouth.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters brought to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

  John W. Woods, 62, Chairman and Chief Executive Officer (1972 to date), and President (August 1993 to date) of AmSouth; Chairman and Chief Executive Officer (1983 to date), and President (August 1990 to date) of AmSouth Alabama; Director of AmSouth Mortgage.

  C. Stanley Bailey, 44, Vice Chairman of the Board of AmSouth and AmSouth Alabama (July 1993 to date); Director of AmSouth Bank of Georgia, AmSouth Mortgage, AmSouth Realty, Inc., and Alabanc Properties, Inc.; formerly Senior Executive Vice President and Chief Financial Officer of AmSouth and Senior Executive Vice President and Chief Financial Officer and Financial Management Group Head of AmSouth Alabama (June 1990 to July 1993) and Senior Executive Vice President of AmSouth and Senior Executive Vice President and Operations and Administration Group Head of AmSouth Alabama (August 1988 to June 1990).

  C. Dowd Ritter, 46, Vice Chairman of the Board of AmSouth and AmSouth Alabama (July 1993 to date); Director of AmSouth Bank of Georgia, AmSouth Mortgage, and AmSouth Investment Services, Inc.; formerly Senior Executive Vice President of AmSouth and Senior Executive Vice President and General Banking Group Head of AmSouth Alabama (May 1991 to July 1993) and Senior Executive Vice President, Trust Officer and Trust and Financial Services Group Head of AmSouth Alabama (August 1988 to May 1991).

  A. Fox deFuniak, III, 53, Senior Executive Vice President and Birmingham Banking Group Head of AmSouth Alabama (May 1991 to date); Director of AmSouth Mortgage; formerly Senior Executive Vice President and Retail Banking and Marketing Group Head of AmSouth Alabama (November 1989 to May
  1991) and Senior Executive Vice President and Regional Executive for the North Central Region of AmSouth Alabama (August 1988 to November 1989).

  W. Michael Graves, 47, Senior Executive Vice President (December 1993 to date) and Alabama Banking Group Head (July 1993 to date) of AmSouth Alabama; Director of AmSouth Mortgage; formerly Executive Vice President and Regional Executive for the Central Region of AmSouth Alabama (May 1991 to July 1993), Executive Vice President in charge of Birmingham and Shelby County Branch System of AmSouth Alabama (November 1989 to May 1991), and Executive Vice President and Division Head of the Retail Banking Division of AmSouth Alabama (August 1988 to November 1989).

  E. W. Stephenson, Jr., 47, Chairman of the Board and Chief Executive Officer of AmSouth Florida and Senior Executive Vice President of AmSouth (July 1993 to date); Director of AmSouth Florida; formerly Executive Vice President and Consumer and Marketing Division Head of AmSouth Alabama (May 1991 to July 1993), Executive Vice President and Regional Executive for the North Central Region of AmSouth Alabama (November 1989 to May 1991) and Executive Vice President and Regional Executive for the Northern Region of AmSouth Alabama (1987 to November 1989).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock is listed for trading on the New York Stock Exchange under the symbol ASO. The following table sets forth certain common stock data for the last five years.

COMMON STOCK DATA                      1993     1992     1991    1990    1989
- -----------------                     -------  -------  ------  ------  ------
Cash dividends declared.............. $  1.22  $  1.07  $  .98  $  .94  $  .89
Book value...........................   22.01    19.10   17.65   16.40   15.32
Market value at year end.............  31 1/4   32 5/8  21 1/2      13  15 7/8
Market price range:
 High................................  35 7/8   32 5/8  22 1/8  17 1/8  19 3/8
 Low.................................  27 3/8   21 3/8  12 3/8  11 1/2      15
Total trading volume (In thousands)..  21,059   12,363   8,434   5,150   4,073
Dividend yield at year end...........    4.48%    3.56%   4.84%   7.38%   5.88%
Dividend payout ratio................   39.35    42.63   47.34   47.72   52.05
Price earnings ratio.................   10.08X   13.00X  10.39X   6.60X   9.28X
Shareholders of record at year end...  12,985    9,343   9,146   9,582   9,735
Average shares outstanding (In
 thousands)..........................  47,153   42,993  39,957  38,261  39,400

  Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Note U of the Notes to Consolidated Financial Statements.

  As of March 4, 1994, there were approximately 14,000 holders of record of AmSouth's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                            1993         1992         1991        1990        1989
                         -----------  -----------  ----------  ----------  ----------
                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Revenue from earning
 assets................. $   776,961  $   704,516  $  781,453  $  812,551  $  809,102
Interest expense........     314,884      311,079     446,741     515,026     531,359
                         -----------  -----------  ----------  ----------  ----------
Gross interest margin...     462,077      393,437     334,712     297,525     277,743
Provision for loan
 losses.................      18,980       36,555      46,029      41,583      44,766
                         -----------  -----------  ----------  ----------  ----------
Net interest margin.....     443,097      356,882     288,683     255,942     232,977
Noninterest revenues,
 excluding investment
 securities gains.......     193,145      159,634     150,246     129,808     119,532
Investment securities
 gains..................       1,216        4,615      12,256         435       5,325
Noninterest expenses....     420,087      370,056     340,748     288,488     275,446
                         -----------  -----------  ----------  ----------  ----------
Income before income
 taxes..................     217,371      151,075     110,437      97,697      82,388
Income taxes............      71,144       43,026      27,636      22,297      15,185
                         -----------  -----------  ----------  ----------  ----------
  Net income............ $   146,227  $   108,049  $   82,801  $   75,400  $   67,203
                         ===========  ===========  ==========  ==========  ==========
PER COMMON SHARE
 Net income............. $      3.10  $      2.51  $     2.07  $     1.97  $     1.71
 Cash dividends
  declared..............        1.22         1.07         .98         .94         .89
Average common shares
 outstanding............      47,153       42,993      39,957      38,261      39,400
SELECTED YEAR END
 BALANCES
Loans net of unearned
 income................. $ 7,930,224  $ 6,138,955  $5,722,831  $5,839,697  $5,831,472
Assets..................  12,547,871   10,208,606   9,924,891   9,148,383   8,992,781
Deposits................   9,567,882    7,799,816   7,779,491   7,449,207   7,047,319
Long-term debt..........     163,142      136,245     138,972     128,715     130,593
Shareholders' equity....   1,090,009      824,755     753,542     625,199     600,042
SELECTED AVERAGE
 BALANCES
Loans net of unearned
 income.................   7,043,158    5,757,366   5,631,432   5,734,370   5,596,839
Assets..................  11,464,442    9,591,147   9,266,471   8,938,682   8,688,212
Deposits................   8,744,725    7,608,189   7,441,424   7,093,047   6,811,193
Long-term debt..........     158,777      137,994     134,655     131,477     130,803
Shareholders' equity....     979,435      790,873     681,853     606,744     587,974
SELECTED RATIOS
Return on average
 assets.................        1.28%        1.13%        .89%        .84%        .77%
Return on average
 equity.................       14.93        13.66       12.14       12.43       11.43
Gross interest spread...        4.55         4.72        4.24        3.96        3.85
Operating efficiency....       62.34        64.07       65.56       63.96       64.59
Allowance for loan
 losses to loans net of
 unearned income........        1.49         1.51        1.56        1.50        1.60
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........         .92         1.59        2.74        2.85        2.18
Ending equity to ending
 assets.................        8.69         8.08        7.59        6.83        6.67
Average equity to
 average assets.........        8.54         8.25        7.36        6.79        6.77

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the year ended December 31, 1993, AmSouth reported earnings per share of $3.10, which includes the effect of business combinations accounted for by the pooling-of-interests method, versus $2.51 for the year ended 1992 and $2.07 for the year ended 1991. Net income exceeded $146 million compared to $108 million for 1992, a 35.3% increase. Balance sheet growth was strong, the gross interest margin continued at historically wide spreads, credit quality costs were at a minimum, noninterest revenue growth was solid, and noninterest expense control was strong.

  The return on average assets for 1993 was 1.28% versus 1.13% for the preceding year. Return on average equity was 14.93% versus 13.66% for 1992. Two increasingly important ratios are the efficiency ratio and the productivity ratio. The efficiency ratio is defined as total noninterest expense as a percent of the sum of the gross interest margin on a fully taxable equivalent basis plus total noninterest revenues. The efficiency ratio for 1993 was 62.3%, which was an improvement of 1992's efficiency ratio of 64.1%. Management's goal is to reduce the efficiency ratio below 60%. The productivity ratio, which is defined as total noninterest expense as a percentage of total average assets, was 3.66% for 1993 versus 3.86% for 1992.

EARNING ASSETS

  AmSouth's earning assets consist of loans, investment securities, securities held for sale, and other earning assets. Further discussion of the significant aspects of each of these earning assets follows. Table 1 illustrates the composition of average earning assets for the years ended December 31, 1993, 1992, and 1991.

                 TABLE 1--COMPOSITION OF AVERAGE EARNING ASSETS

                                 1993                1992                1991
                         -------------------- ------------------- -------------------
                           AVERAGE   PERCENT   AVERAGE   PERCENT   AVERAGE   PERCENT
                           BALANCE   OF TOTAL  BALANCE   OF TOTAL  BALANCE   OF TOTAL
                         ----------- -------- ---------- -------- ---------- --------
                                            (DOLLARS IN THOUSANDS)
Loans net of unearned
 income................. $ 7,043,158   66.8%  $5,757,366   65.7%  $5,631,432   66.9%
Investment securities...   2,399,460   22.8    2,535,970   29.0    2,476,627   29.4
Securities held for
 sale...................     605,558    5.7       81,374    0.9       14,415    0.2
Other earning assets....     494,948    4.7      381,110    4.4      294,735    3.5
                         -----------  -----   ----------  -----   ----------  -----
                         $10,543,124  100.0%  $8,755,820  100.0%  $8,417,209  100.0%
                         ===========  =====   ==========  =====   ==========  =====

LOANS AND LOAN QUALITY

  Loans are the predominant earning asset for AmSouth. As expected, loans provide the highest level of revenues and the highest degree of risk for the company. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to extend a given loan and the appropriate pricing for that loan. AmSouth maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries.

                         TABLE 2--COMPOSITION OF LOANS

                                                        DECEMBER 31
                                             ----------------------------------
                                              1993   1992   1991   1990   1989
                                             ------ ------ ------ ------ ------
                                                       (IN MILLIONS)
Commercial.................................. $2,374 $2,290 $2,285 $2,312 $2,366
Commercial real estate:
  Commercial real estate mortgage...........  1,057    888    822    928    930
  Real estate construction..................    342    236    238    237    289
                                             ------ ------ ------ ------ ------
    Total commercial real estate............  1,399  1,124  1,060  1,165  1,219
Consumer:
  Residential first mortgages...............  2,263  1,061    932    931    893
  Other residential mortgages...............    488    442    412    345    298
  Dealer indirect...........................    599    496    506    589    590
  Other consumer............................    877    794    608    602    575
                                             ------ ------ ------ ------ ------
    Total consumer..........................  4,227  2,793  2,458  2,467  2,356
                                             ------ ------ ------ ------ ------
                                              8,000  6,207  5,803  5,944  5,941
Less unearned income........................     70     68     80    104    110
                                             ------ ------ ------ ------ ------
                                             $7,930 $6,139 $5,723 $5,840 $5,831
                                             ====== ====== ====== ====== ======

  The composition of the loan portfolio at AmSouth, as shown in Table 2, has shifted over the last several years. In 1989, consumer loans represented approximately 40% of total loans outstanding, while in 1993, consumer loans represented approximately 53% of total loans outstanding. Residential first mortgages have increased as a percentage of the total consumer portfolio. In 1989, residential first mortgages represented 38% of total consumer loans compared to 54% in 1993. Residential first mortgages grew $1.2 billion from December 31, 1992 to December 31, 1993. Of this total growth, $820.5 million was related to the acquisitions of First Chattanooga Financial Corporation
(FCFC) and Mid-State Federal Savings Bank (Mid-State). Both of these financial institutions were thrifts prior to the mergers, and residential first mortgages represented the majority of loans held in their portfolios. The remaining $381.5 million was growth in the existing AmSouth portfolio. At December 31, 1993, the residential first mortgages held by AmSouth's subsidiaries were predominantly adjustable-rate mortgages. The majority of fixed-rate residential loans maintained by AmSouth on its balance sheet had 15-year final maturities or shorter. Other residential mortgages primarily consisted of home equity lines of credit as well as second mortgages on residential property.

  Table 3 provides the composition of the loan portfolio by industry. Real estate loans are categorized by the type of collateral. At December 31, 1993, 38% of the total commercial real estate portfolio was represented by owner occupied properties. Owner occupied properties include mortgages where the borrower is a primary tenant, such as a factory or warehouse loan. Nonowner occupied lending represents those loans where the primary method of repayment is anticipated to come from rental income. The former is considered to have inherently less credit risk than the latter.

                           TABLE 3--LOANS BY INDUSTRY

                                                         DECEMBER 31
                                                        -------------  INCREASE
                                                         1993   1992  (DECREASE)
                                                        ------ ------ ----------
                                                             (IN MILLIONS)
Commercial:
  Manufacturing........................................ $  415 $  492   $  (77)
  Trade................................................    346    347       (1)
  Transportation, communication and utilities..........    184    169       15
  Health services......................................    209    126       83
  Other services.......................................    314    315       (1)
  Construction.........................................     85     89       (4)
  Other commercial.....................................    821    752       69
                                                        ------ ------   ------
      Total commercial.................................  2,374  2,290       84
                                                        ------ ------   ------
Commercial real estate:
  Commercial real estate mortgage:
    Owner occupied.....................................    402    398        4
    Multifamily........................................    133    110       23
    Other nonowner occupied............................    522    380      142
                                                        ------ ------   ------
      Total commercial real estate mortgages...........  1,057    888      169
                                                        ------ ------   ------
  Real estate construction:
    Owner occupied.....................................    130     98       32
    Nonowner occupied..................................    212    138       74
                                                        ------ ------   ------
      Total real estate construction...................    342    236      106
                                                        ------ ------   ------
      Total commercial real estate.....................  1,399  1,124      275
                                                        ------ ------   ------
Consumer:
  Residential first mortgages..........................  2,263  1,061    1,202
  Other residential mortgages..........................    488    442       46
  Revolving credit.....................................     64     68       (4)
  Bankcard.............................................    275    295      (20)
  Dealer indirect......................................    599    496      103
  Other consumer.......................................    538    431      107
                                                        ------ ------   ------
      Total consumer...................................  4,227  2,793    1,434
                                                        ------ ------   ------
Total loans outstanding................................ $8,000 $6,207   $1,793
                                                        ====== ======   ======

  Industry and loan type diversification is reviewed quarterly by AmSouth's management. Exposure limits, where appropriate, for particular industries or types of loans are established. For example, AmSouth internally monitors loans which are defined as highly leveraged transactions (HLT) and loans to lesser developed countries. HLT loans comprised less than 4% of the total commercial portfolio at December 31, 1993. At December 31, 1993, AmSouth had $1.9 million in foreign assets of which $816 thousand were loans. AmSouth's foreign assets and foreign loans at December 31, 1992 were $2.5 million and $1.6 million, respectively.

  AmSouth offers loan products to customers with varying maturity schedules. Table 4 presents the maturities of certain loans at December 31, 1993.

 TABLE 4--SELECTED LOAN MATURITIES AND SENSITIVITY TO CHANGE IN INTEREST RATES

                                     DUE AFTER ONE BUT
                                     WITHIN FIVE YEARS   DUE AFTER FIVE YEARS
                         DUE IN ONE -------------------- --------------------
                          YEAR OR   FIXED VARIABLE       FIXED VARIABLE
                            LESS    RATE    RATE   TOTAL RATE    RATE   TOTAL TOTAL
                         ---------- ----- -------- ----- ----- -------- ----- ------
                                                (IN MILLIONS)
Commercial, financial
 and agricultural.......   $1,548   $414    $374   $788   $22    $16     $38  $2,374
Real estate construc-
 tion...................      260     26      47     73     6      3       9     342
                           ------   ----    ----   ----   ---    ---     ---  ------
      Total.............   $1,808   $440    $421   $861   $28    $19     $47  $2,716
                           ======   ====    ====   ====   ===    ===     ===  ======

  AmSouth has written loan policies which include loan underwriting procedures and the approval process. Depending primarily on the amount of the loan, there are various approval levels including the branch or department level, the area level, and the centralized Corporate Credit Committee. In addition, loans in excess of $10.0 million are approved by the Executive Committee of the Board of Directors.

  AmSouth has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation and of the risk management process. This department is centralized and independent of the lending function. The results of its examinations are reported to the Audit Committee of the Board of Directors as well as AmSouth's independent auditors. In addition, regular reports are made to senior management regarding the credit quality of the loan portfolio as well as trends.

  Each commercial loan booked at AmSouth is assigned a risk rating on a numerical scale from one to eight by the loan officer, subject to review by the Loan Review Department. Consumer loan portfolios are assigned bulk ratings by Loan Review on the same scale by type of loan and performance. The risk profile of the loan portfolio established by these ratings and trends are reported to management and the Audit Committee. Designated credit officers who are organizationally independent of the production areas oversee the loan approval process, review adherence to credit policies and performance of the credit administration function, and monitor efforts to reduce nonperforming assets and classified assets.

  Management closely monitors loans and other assets which are classified as nonperforming assets. Nonperforming assets include nonaccrual loans, loans restructured because of the debtor's financial difficulties, foreclosed properties, and repossessions. Loans are generally placed on nonaccrual if full collection of principal and interest becomes doubtful (even if all payments are current), or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. Table 5 details the components of nonperforming assets at year end for each of the last five years. Nonperforming assets excluding accruing loans 90 days past due (nonperforming assets), decreased $25.2 million, or 25.7%, during 1993. This follows a $61.4 million, or 38.5%, decrease during 1992. The continued decrease in nonperforming assets during 1993 was the result of management's proactive efforts to reduce AmSouth's level of nonperforming assets as well as a favorable economic condition resulting from stabilization of the commercial real estate market. During 1993, AmSouth incurred net credit related costs (provision for loan losses and foreclosed properties expense) of $14.7 million. This included both a $6.3 million recovery of a loan previously charged off as well as a series of gains on the sale of foreclosed properties. Gains on sales of foreclosed properties for 1993 totaled $4.7 million. Management does not expect gains on the sale of foreclosed property to be at this level in future years.

                         TABLE 5--NONPERFORMING ASSETS

                                               DECEMBER 31
                                ----------------------------------------------
                                 1993     1992      1991      1990      1989
                                -------  -------  --------  --------  --------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans............... $45,656  $51,652  $ 62,890  $ 84,734  $ 78,895
Restructured loans.............   2,382    4,924     3,368        86        29
                                -------  -------  --------  --------  --------
  Nonperforming loans..........  48,038   56,576    66,258    84,820    78,924
Foreclosed properties..........  23,714   40,225    91,174    79,714    45,681
Repossessions..................   1,041    1,196     1,919     4,182     3,619
                                -------  -------  --------  --------  --------
  Total nonperforming assets*.. $72,793  $97,997  $159,351  $168,716  $128,224
                                =======  =======  ========  ========  ========
Nonperforming assets* to loans
 net of unearned income, fore-
 closed properties and repos-
 sessions......................     .92%    1.59%     2.74%     2.85%     2.18%
Accruing loans 90 days past
 due........................... $19,960  $16,983  $ 19,337  $ 22,612  $ 24,664

- --------
*Exclusive of accruing loans 90 days past due.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                 LOANS         NONPERFORMING LOANS*  NET CHARGE-OFFS
                              DECEMBER 31           DECEMBER 31        DECEMBER 31
                         --------------------- --------------------- ----------------
                            1993       1992       1993       1992     1993     1992
                         ---------- ---------- ---------- ---------- -------  -------
                                               (IN THOUSANDS)
Commercial.............. $2,373,517 $2,290,113    $20,109    $26,186 $ 3,511  $12,356
Commercial real estate:
 Commercial real estate
  mortgage:
  Owner occupied........    402,375    397,792        901      4,156  (5,596)     959
  Nonowner occupied.....    654,377    490,208     17,375     17,922   1,167   11,172
                         ---------- ---------- ---------- ---------- -------  -------
    Total commercial
     real estate mort-
     gage...............  1,056,752    888,000     18,276     22,078  (4,429)  12,131
                         ---------- ---------- ---------- ---------- -------  -------
 Real estate construc-
  tion:
  Owner occupied........    130,405     98,415      1,785        915     -0-      294
  Nonowner occupied.....    212,129    137,808        518      2,743     (41)  (3,597)
                         ---------- ---------- ---------- ---------- -------  -------
    Total real estate
     construction.......    342,534    236,223      2,303      3,658     (41)  (3,303)
                         ---------- ---------- ---------- ---------- -------  -------
      Total commercial
       real estate......  1,399,286  1,124,223     20,579     25,736  (4,470)   8,828
                         ---------- ---------- ---------- ---------- -------  -------
Consumer:
  Residential first
   mortgages............  2,262,669  1,060,889      5,466      2,377     272      861
  Other residential
   mortgages............    487,984    442,276        -0-        -0-     238      640
  Dealer indirect.......    599,031    495,857         47        -0-   1,833    3,040
  Other consumer........    877,438    793,761      1,837      2,277  16,097    7,029
                         ---------- ---------- ---------- ---------- -------  -------
      Total consumer....  4,227,122  2,792,783      7,350      4,654  18,440   11,570
                         ---------- ---------- ---------- ---------- -------  -------
                         $7,999,925 $6,207,119    $48,038    $56,576 $17,481  $32,754
                         ========== ========== ========== ========== =======  =======

- --------
*Exclusive of accruing loans 90 days past due.

  Table 6 compares the balances of loans at December 31, 1993 and 1992 with the related nonperforming loans, excluding accruing loans 90 days past due. In addition, the net charge-offs by those categories for 1993 and 1992 are presented. For the year ended December 31, 1993, net charge-offs as a percentage of average loans net of unearned income totaled 25 basis points as compared with 57 basis points for year ended

December 31, 1992. Normalizing the net charge-off ratio for the above-mentioned large recovery of a loan previously charged off, the net charge-offs to average loans net of unearned income would have been 34 basis points for 1993.

  For the year ended December 31, 1993, the level of foreclosed properties decreased $16.5 million, or 41.0%, compared to 1992, primarily due to the continued sales of properties. The coverage ratio, which is computed as the appraised value as a percentage of carrying value, was 143.2% at December 31, 1993, compared to 138.3% at December 31, 1992. Table 7 presents a listing of foreclosed properties by type of property and their carrying value at December 31, 1993.

                 TABLE 7--COMPOSITION OF FORECLOSED PROPERTIES

                             CARRYING VALUE PERCENT OF TOTAL APPRAISED VALUE COVERAGE RATIO
                             -------------- ---------------- --------------- --------------
                                                 (DOLLARS IN THOUSANDS)
   Shopping centers........     $  6,318          23.4%
   Apartments..............        7,393          27.3
   Land/lots...............        4,693          17.3
   Commercial buildings....        5,303          19.6
   Other...................        3,354          12.4
                                --------         -----
                                  27,061         100.0%
                                                 =====
   Allowance for foreclosed
    property losses........       (3,347)
                                --------
                                $ 23,714                        $ 33,951         143.2%
                                ========                        ========         =====

  Table 8 is a reconcilement of the allowance for foreclosed property losses for 1993, 1992, and 1991. The balance in this allowance account represents temporary decreases in the value of AmSouth's foreclosed properties and reflects the company's intention to sell the majority of these properties in the near future.

               TABLE 8--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                                                      1993     1992     1991
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Balance at January 1............................. $ 7,484  $ 6,677  $   -0-
   Net write-downs/losses...........................  (2,887) (14,701) (22,775)
   Addition (reduction) to allowance charged (cred-
    ited) to expense................................  (3,773)  15,508   29,452
   Allowance acquired in bank purchases.............   2,523      -0-      -0-
                                                     -------  -------  -------
   Balance at December 31........................... $ 3,347  $ 7,484  $ 6,677
                                                     =======  =======  =======

  During 1993, 1992, and 1991, the average balance of foreclosed properties and repossessions totaled $33.3 million, $71.1 million, and $99.5 million, respectively. The approximate pre-tax cost of carrying these assets, assuming a cost of funds equal to the average rate paid on interest-bearing liabilities for the year, was $1.2 million for 1993, $3.0 million for 1992, and $6.0 million for 1991. Due to changing interest rates, these costs may not be an accurate indicator of the possible impact on future earnings if these assets were converted into earning assets.

  AmSouth recognizes interest income on nonaccrual loans on a cash basis only when there is no substantial doubt as to the collection of principal. During 1993, $3.6 million in revenue would have been recognized had the loans included in nonaccrual at year end been on an accrual basis for the entire year. Revenues included approximately $130 thousand recorded in 1993 for these loans.

  Despite AmSouth's high audit standards, internal controls, and continuous loan review system, the risk inherent in the nature of lending results in periodic loan charge-offs. AmSouth maintains an allowance for loan losses which it believes is adequate to absorb losses in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio in determining the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Loan Review Department, consideration of current economic conditions, and other pertinent information. The review is then presented to and subsequently approved by management and the Audit Committee of the Board of Directors. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review.

  Over the past several years, as AmSouth's overall credit quality has improved, management has maintained an allowance for loan losses at the end of the period to loans net of unearned income approximating 1.50%. At December 31, 1993, the allowance at the end of the period to loans net of unearned income was 1.49%. This produces a coverage ratio for nonperforming loans of 245.8%.

  Management will continue to evaluate the level of the allowance for loan losses. With the change in mix of the company's portfolio, including the increase in residential first mortgage loans which inherently have less risk, management will continue to monitor not only the absolute level of the allowance but also the coverage ratio of nonperforming loans.

  Table 9 is a summary of the allocation of the allowance for loan losses as determined by internal formulas. Although the table assigns amounts to certain classifications of loans, the balance of the allowance for loan losses at December 31, 1993 is considered to be a general allowance and, therefore, is available for charge-offs of any type of loan which may be necessary in the future.

              TABLE 9--ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                              PERCENTAGE OF
                                                              LOANS* IN EACH
                                                   ALLOWANCE   CATEGORY TO
                                                   ALLOCATION  TOTAL LOANS*
                                                   ---------- --------------
                                                    (DOLLARS IN THOUSANDS)
   Commercial..................................... $  32,611       29.9%
   Commercial real estate:
     Commercial real estate mortgage..............    18,416       13.3
     Real estate construction.....................     5,082        4.3
                                                   ---------      -----
         Total commercial real estate.............    23,498       17.6
   Consumer:
     Residential first mortgages..................     3,510       28.5
     Other residential mortgages..................       619        6.2
     Dealer indirect..............................     5,260        6.7
     Other consumer...............................    17,752       11.1
                                                   ---------      -----
         Total consumer...........................    27,141       52.5
   Unfunded commitments...........................     5,650        --
   Standby letters of credit......................     1,660        --
   Unallocated....................................    27,529        --
                                                   ---------      -----
                                                   $ 118,089      100.0%
                                                   =========      =====

- --------
*Net of unearned income.

  Table 10 summarizes AmSouth's loan loss experience and coverage ratios for the last five years.

                      TABLE 10--ALLOWANCE FOR LOAN LOSSES

                             1993         1992         1991         1990         1989
                          -----------  -----------  -----------  -----------  -----------
                                            (DOLLARS IN THOUSANDS)
BALANCE AT JANUARY 1....  $    92,945  $    89,144  $    87,660  $    93,394  $    73,945
Loans charged off:
  Commercial, financial
   and agricultural.....      (11,185)     (15,538)     (17,993)     (24,039)     (11,437)
  Real estate
   construction.........         (176)        (525)        (352)        (752)        (148)
  Real estate mortgage..       (3,184)     (14,174)     (21,366)     (13,324)      (7,413)
  Installment...........      (19,302)     (14,079)     (19,446)     (18,519)     (12,821)
                          -----------  -----------  -----------  -----------  -----------
    Total charge-offs...      (33,847)     (44,316)     (59,157)     (56,634)     (31,819)
                          -----------  -----------  -----------  -----------  -----------
Recoveries of loans
 previously charged off:
  Commercial, financial
   and agricultural.....        6,081        3,182       10,711        6,451        3,907
  Real estate
   construction.........          217        3,828          194            1            4
  Real estate mortgage..        7,103          542          372          587          572
  Installment...........        2,965        4,010        3,335        2,278        2,019
                          -----------  -----------  -----------  -----------  -----------
    Total recoveries....       16,366       11,562       14,612        9,317        6,502
                          -----------  -----------  -----------  -----------  -----------
Net charge-offs.........      (17,481)     (32,754)     (44,545)     (47,317)     (25,317)
                          -----------  -----------  -----------  -----------  -----------
Addition to allowance
 charged to expense.....       18,980       36,555       46,029       41,583       44,766
Allowance acquired in
 bank purchases.........       23,645          -0-          -0-          -0-          -0-
                          -----------  -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31..  $   118,089  $    92,945  $    89,144  $    87,660  $    93,394
                          ===========  ===========  ===========  ===========  ===========
Loans net of unearned
 income, outstanding at
 end of period..........  $ 7,930,224  $ 6,138,955  $ 5,722,831  $ 5,839,697  $ 5,831,472
Average loans net of
 unearned income,
 outstanding for the
 period.................  $ 7,043,158  $ 5,757,366  $ 5,631,432  $ 5,734,370  $ 5,596,839
RATIOS
Allowance at end of
 period to loans net of
 unearned income........         1.49%        1.51%        1.56%        1.50%        1.60%
Allowance at end of
 period to average loans
 net of unearned income.         1.68         1.61         1.58         1.53         1.67
Allowance at end of
 period to nonperforming
 loans*.................       245.82       164.28       134.54       103.35       118.33
Allowance at end of
 period to nonperforming
 assets*................       162.23        94.84        55.94        51.96        72.84
Net charge-offs to
 average loans net of
 unearned income........          .25          .57          .79          .83          .45
Net charge-offs to
 allowance at end of
 period.................        14.80        35.24        49.97        53.98        27.11
Recoveries to prior year
 charge-offs............        36.93        19.54        25.80        29.28        22.72

- --------
*Exclusive of accruing loans 90 days past due.

INVESTMENT SECURITIES AND SECURITIES HELD FOR SALE

  The investment securities portfolio consists primarily of U.S. Treasury obligations, federal agency securities, federally-sponsored mortgage securities, corporate securities, and state, county, and municipal debt instruments. Investment securities are purchased with the intent and ability to be held until maturity. Investment securities are utilized to provide an alternative investment for available funds and to provide a stable source of interest income. These securities are also used to pledge as collateral for certain types of transactions. The 1993 average balance of investment securities declined $136.5 million, or 5.4%, compared to 1992. Slightly over half of the decline was due to the maturities and calls of tax-free securities. At December 31, 1993, a total of 48% of AmSouth's tax-free securities were rated by leading independent agents with 92% of those securities rated "A" or above. The remaining tax-free securities were not rated, generally because of the size of the issue and the expense associated with obtaining a rating. At December 31, 1993, AmSouth did not have more than 10% of its shareholders' equity invested in the tax-free obligations of any one issuer where the securities are payable from the same source of income or taxing authority.

          TABLE 11--INVESTMENT SECURITIES AND SECURITIES HELD FOR SALE

                                                              DECEMBER 31
                                                        -----------------------
                                                         1993    1992    1991
                                                        ------- ------- -------
                                                             (IN MILLIONS)
Investment Securities:
U.S. Treasury and federal agency securities............ $ 1,249 $ 1,745 $ 1,870
Other securities.......................................      17     264     317
                                                        ------- ------- -------
    Total taxable......................................   1,266   2,009   2,187
State, county and municipal securities.................     352     406     476
                                                        ------- ------- -------
                                                        $ 1,618 $ 2,415 $ 2,663
                                                        ======= ======= =======
Securities Held for Sale:
U.S. Treasury and federal agency securities............ $ 1,250 $   287 $   101
Other securities.......................................      39      50     -0-
                                                        ------- ------- -------
    Total taxable......................................   1,289     337     101
State, county and municipal securities.................     -0-     -0-     -0-
                                                        ------- ------- -------
                                                        $ 1,289 $   337 $   101
                                                        ======= ======= =======

  Beginning in 1991, management segregated from its investment portfolio certain securities which are labeled as held for sale. AmSouth defines securities held for sale as securities to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to potential liquidity needs, changes in interest rates, change in prepayment risk, or other similar factors. These securities are accounted for at the lower of cost or market. At December 31, 1993, securities held for sale had a carrying value of $1.3 billion, which approximated market value, and consisted of U.S. Treasury and federal agency securities, mortgage-backed securities and other securities. This compares to December 31, 1992, when the company had $336.7 million in securities held for sale which also consisted of U.S. Treasury and federal agency securities, mortgage-backed securities and other securities. During 1993 net gains of $12.9 million were recognized on sales of these securities, compared to $1.0 million in 1992.

  At the end of 1993, the investment securities and securities held for sale portfolios included $1.9 billion of mortgage-backed securities, consisting of mortgage-backed pass-throughs and collateralized mortgage obligations (CMO's). Substantially all of the holdings in the mortgage-backed securities are either direct issues or collateralized by direct issues of the United States Government or federally sponsored agencies. Approximately 59% of the mortgage-backed securities are fixed-rate securities. Fixed-rate mortgage-backed pass-through securities have maximum final maturities of five to fifteen years and an expected average life of approximately four years. While the final maturities on floating-rate mortgage-backed pass-through securities are longer, the average life is estimated to be less than five years and the yields fluctuate with a variety of short-term indices. The yields on floating-rate CMO securities fluctuate with LIBOR and other short-term indices and have an expected average life of less than six years. Fixed-rate CMO securities are included in the held for sale portfolio and are planned amortization classes or sequential payment classes. While the final stated maturities on these securities are seven to thirty years, the expected average life is less than five years. Table 12 presents maturities of the investment and held for sale securities portfolios at December 31, 1993.

        TABLE 12--INVESTMENT SECURITIES AND SECURITIES HELD FOR SALE
               RELATIVE MATURITIES AND WEIGHTED AVERAGE YIELDS

                            DUE WITHIN     DUE AFTER ONE BUT   DUE AFTER FIVE BUT       DUE AFTER
                             ONE YEAR      WITHIN FIVE YEARS    WITHIN TEN YEARS        TEN YEARS
                          ---------------  ----------------------------------------- ----------------
                           AMOUNT   YIELD    AMOUNT    YIELD     AMOUNT      YIELD    AMOUNT    YIELD
                          --------  -----  ----------  -------------------  -------- ---------  -----
                                    (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
Investment Securities:
U.S. Treasury and fed-
 eral agency securities.  $  8,399   5.80% $  108,564    6.73% $   352,358     7.67% $ 779,340   6.73%
State, county and munic-
 ipal obligations.......    29,010  10.85     135,220   10.92      101,837    11.39     86,466  11.55
Other securities........     2,125   7.28          25    6.00          150     4.45      8,959   5.71
                          --------  -----  ----------  ------  -----------  -------  ---------  -----
                          $ 39,534   9.48  $  243,809    9.05  $   454,345     8.50  $ 874,765   7.19
                          ========  =====  ==========  ======  ===========  =======  =========  =====
Percentage of total
 portfolio..............      2.45%             15.12%               28.18%              54.25%
Taxable equivalent ad-
 justment for calcula-
 tion of yield..........  $  1,102         $    5,169          $     4,061           $   3,495
Securities Held for
 Sale:
U.S. Treasury and fed-
 eral agency securities.  $ 52,233   3.10% $  306,886    4.61% $   129,207     7.56% $ 761,880   5.47%
Other securities........       -0-    --          998    6.00        1,193     4.03        -0-    --
                          --------  -----  ----------  ------  -----------  -------  ---------  -----
                          $ 52,233   3.10  $  307,884    4.62  $   130,400     7.53  $ 761,880   5.47
                          ========  =====  ==========  ======  ===========  =======  =========  =====
Percentage of total
 portfolio..............      4.17%             24.58%               10.42%              60.83%

- --------
Notes:
1. The weighted average yields were computed by dividing the taxable equivalent interest income by the book value of the appropriate securities. The taxable equivalent interest income does not give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
2. The amount of securities indicated as maturing after five but within ten years includes $344 million of mortgage-backed securities and those indicated as maturing after ten years includes $1,450 million of mortgage-backed securities. Although these securities have long-term maturities, according to mortgage industry standards, the estimated weighted average remaining life of these securities held in AmSouth's investment portfolio is less than five years.
3. Federal Reserve Bank stock, Federal Home Loan Bank stock, and preferred stock of other corporations held by AmSouth are not included in the above table.

OTHER EARNING ASSETS

  The other earning assets category consists of federal funds sold and securities purchased under agreements to resell, trading account securities, and mortgage loans held for sale. These assets generally carry relatively low balances while serving as short-term investment alternatives, assisting in the management of AmSouth's asset and liability interest rate sensitivity, and providing a short-term inventory of assets for sale to customers.

  The average balance of other earning assets for 1993 was $495 million compared to $381 million for 1992. The increase over the 1992 average balance resulted primarily from the increase in mortgage loans held for sale.

  At December 31, 1993, other earning assets included $335.4 million of mortgage loans held for sale compared to $231.3 million at year end 1992. These loans are primarily originated through AmSouth Mortgage. For 1993, the loan production volume totaled $2.0 billion compared to $1.6 billion for 1992. This increase was primarily due to a continued lower interest rate environment and the maintenance of significant volumes of mortgage refinancing. None of the loans originated and sold by AmSouth Mortgage are subject to recourse provisions. Mortgage loans serviced for others are not included in the consolidated statement of condition. The outstanding principal balances of these loans were $5.0 billion and $4.0 billion at December 31, 1993 and 1992, respectively.

DEPOSITS

  Table 13 outlines the composition of the average deposits of AmSouth for the last five years. AmSouth's principal source of funds is its deposits, and AmSouth is committed to provide its customers with a wide variety of products with modern technology at competitive interest rates. Management continues to emphasize quality customer service and a strong sales culture as key to strengthening AmSouth's deposit base.

                           TABLE 13--AVERAGE DEPOSITS

                                               DECEMBER 31
                          ------------------------------------------------------
                             1993       1992       1991       1990       1989
                          ---------- ---------- ---------- ---------- ----------
                                              (IN THOUSANDS)
Noninterest-bearing de-
 mand...................  $1,491,647 $1,206,281 $1,055,928 $1,110,832 $1,097,889
Interest-bearing demand.   2,968,613  2,777,200  2,651,538  2,342,095  2,084,864
Savings.................     715,409    524,926    435,384    414,446    427,653
Time:
  Retail................   2,203,604  1,925,291  2,125,452  2,100,575  2,064,913
  Individual retirement
   accounts.............     608,004    482,131    424,224    374,278    330,127
  Other.................     162,479    143,007    159,023    154,303    153,980
                          ---------- ---------- ---------- ---------- ----------
    Total time..........   2,974,087  2,550,429  2,708,699  2,629,156  2,549,020
                          ---------- ---------- ---------- ---------- ----------
Certificates of deposit
 of $100,000 or more....     594,969    549,353    589,875    596,518    651,767
                          ---------- ---------- ---------- ---------- ----------
                          $8,744,725 $7,608,189 $7,441,424 $7,093,047 $6,811,193
                          ========== ========== ========== ========== ==========

  Average noninterest-bearing demand deposits continued to increase during 1993 from 1992. Average noninterest-bearing demand deposits increased $285.4 million or 23.7% in 1993 over 1992. This increase in noninterest-bearing demand deposits has primarily been within the commercial deposits base. Average time deposits increased approximately $423.7 million with 65.7% of the increase from retail or consumer time deposits and 29.7% increase from individual retirement accounts. The major contributor to both of these increases was the acquisition of FCFC, completed February 1, 1993.

  Table 14 provides a maturity schedule for time deposits of $100,000 or more at December 31.

            TABLE 14--MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Three months or less................................ $273,621 $215,599 $402,123
Over three through six months.......................  114,001   92,671  128,831
Over six through twelve months......................  194,137  149,501  103,704
Over twelve months..................................  222,256  160,702  130,809
                                                     -------- -------- --------
                                                     $804,015 $618,473 $765,467
                                                     ======== ======== ========

OTHER INTEREST-BEARING LIABILITIES

  Other interest-bearing liabilities includes all interest-bearing liabilities except deposits. Short-term liabilities included in this category consist of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), and other borrowed funds. Average federal funds purchased and repurchase agreements, which provide an overnight source of funds, increased $241.7 million in 1993 as AmSouth funded its earning asset growth. For 1992, average federal funds purchased and repurchase agreements decreased $88.3 million as a result of the growth in deposits and sluggish loan demand. At December 31, 1993, 1992, and 1991, federal funds purchased and repurchase agreements totaled $791.2 million, $988.6 million, and $569.9 million, respectively, with weighted average interest rates of 2.73%, 2.85%, and 3.82% respectively. The maximum amount outstanding at any month end during each of the last three years was $1.2 billion, $988.6 million, and $962.5 million, respectively. The average daily balance and average interest rates for each year are presented in Table 17 entitled "Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities".

  Other borrowed funds include master notes, commercial paper, Eurodollars purchased, term federal funds purchased, the current portion of long-term debt, interest-bearing deferred compensation, and a treasury, tax and loan note. During 1993, the average balance of other borrowed funds increased $276.8 million primarily as the result of an increase in term federal funds purchased and the treasury, tax and loan note. In 1992, compared to 1991, the average balance of other borrowed funds increased $109.1 million as a result of a $104.6 million increase in the average balance of the treasury, tax and loan note.

  At December 31, 1993 and 1992, AmSouth had long-term debt outstanding of $163.1 million and $136.2 million, respectively. In general, the debt has been used to fund acquisitions, inject capital into subsidiary banks, provide capital for nonbanking subsidiaries, and for other general corporate purposes. Note K of the Notes to Consolidated Financial Statements includes details and descriptions of the composition of long-term debt.

  On December 21, 1993, the Securities and Exchange Commission declared effective AmSouth's registration statement on Form S-3, pursuant to which AmSouth may offer from time to time not more than $300.0 million of unsecured senior debt securities, unsecured subordinated debt securities, and/or warrants to purchase such debt securities. AmSouth intends to utilize approximately $142.5 million of the proceeds from the issuance of such securities to fund the cash portion of the Fortune Bancorp, Inc. purchase price. Additionally, AmSouth has lines of credit arrangements with two financial institutions enabling it to borrow up to $21.0 million subject to such terms as AmSouth and the banks mutually agree.

SHAREHOLDERS' EQUITY

  AmSouth has always placed great emphasis on maintaining its strong capital base. At December 31, 1993, shareholders' equity totaled $1.1 billion, or 8.69% of total assets, compared to $824.8 million, or 8.08% of total assets, at December 31, 1992. Management is committed to maintaining shareholders' equity at a level sufficient to assure its shareholders, customers, and regulators that AmSouth is financially sound, and to enable AmSouth to sustain an appropriate degree of leverage to provide a desirable level of profitability. Regulators use a risk-adjusted capital calculation to aid in their assessment of capital adequacy. This ratio is weighted to reflect the credit risk associated with an institution's assets, both recorded and unrecorded. At December 31, 1993, the minimum required risk-adjusted capital ratio for Tier I capital (shareholders' equity less certain intangibles) was 4.00% and the minimum required risk-adjusted total capital ratio was 8.00%. Table 15 illustrates the calculation of the risk-adjusted capital ratios for AmSouth at year end 1993 and 1992.

                            TABLE 15--CAPITAL RATIOS

                                                   DECEMBER 31
                                            --------------------------
                                                1993          1992
                                            ------------  ------------
                                             (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets............................. $ 12,547,871  $ 10,208,606
  Adjusted allowance for loan losses.......      116,745        92,944
  Adjustment for risk-weighting of balance
   sheet items.............................   (4,639,365)   (3,448,665)
  Adjustment for off-balance sheet items...    1,380,106     1,207,427
  Less certain intangible assets...........       67,087        77,254
                                            ------------  ------------
    Total risk-adjusted assets............. $  9,338,270  $  7,983,058
                                            ============  ============
  Shareholders' equity..................... $  1,090,009  $    824,755
  Less certain intangible assets...........       67,087        77,254
                                            ------------  ------------
  Tier I capital...........................    1,022,922       747,501
                                            ------------  ------------
  Adjusted allowance for loan losses.......      116,745        92,945
  Qualifying long-term debt................      102,909       102,559
                                            ------------  ------------
  Tier II capital..........................      219,654       195,504
                                            ------------  ------------
    Total capital.......................... $  1,242,576  $    943,005
                                            ============  ============
  Tier I capital to total risk-adjusted as-
   sets....................................        10.95%         9.36%
  Total capital to total risk-adjusted as-
   sets....................................        13.31         11.81
Other capital ratios:
  Leverage.................................         8.65          7.73
  Equity to assets.........................         8.69          8.08
  Tangible equity to assets................         7.47          7.11

  In addition, the total risk-adjusted capital ratios for the company's banking subsidiaries at December 31, 1993, along with other pertinent measures of capital adequacy, were well above the minimum regulatory requirements. The total risk adjusted capital ratio for each of AmSouth's major subsidiaries was:

       AmSouth Bank N.A.................................................. 10.96%
       AmSouth Bank of Florida........................................... 15.84%
       AmSouth Bank of Tennessee......................................... 18.27%

  At December 31, 1993, the book value per share for AmSouth's common stock was $22.01 compared to $19.10 at December 31, 1992. The market value per common share at December 31, 1993 was $31.25 or 142.0% of book value, compared to $32.625 or 170.8% of book value at December 31, 1992. Management believes this decline in the market value to book value ratio generally resulted from a cyclical move by sector investors out of bank stocks as well as concerns over the banking industry's ability to sustain 1993 profit levels. Management closely monitors its capital ratios and the market value of its common stock. At December 31, 1993, total market capitalization was $1.55 billion compared to $1.41 billion at December 31, 1992.

  During 1993, shareholders' equity increased $265 million, of which $162 million relates to the 5.5 million shares issued for the purchases of FCFC and Mid-State.

  Management monitors the level of goodwill and other intangibles on both a consolidated and parent company basis. At December 31, 1993, AmSouth had $130.1 million of goodwill of which $43.4 million was at the parent company. The parent company's double leverage ratio at year end 1993 and 1992 was 104.0% and 101.7%, respectively.

  AmSouth is generally dependent upon dividends from its subsidiary banks to fund the dividends to its shareholders, capital injections to subsidiaries, and certain other costs. During 1993, AmSouth declared dividends of $1.22 per common share, which totaled $57.6 million, compared to $1.07 per common share and $44.7 million in 1992. The dividend payout ratio for 1993 was 39.35%, compared to 42.63% in 1992. Table 16 shows AmSouth's computation of its rate of internal capital generation for the last five years.

                 TABLE 16--RATE OF INTERNAL CAPITAL GENERATION

                                              1993   1992   1991   1990   1989
                                              -----  -----  -----  -----  -----
Return on average assets.....................  1.28%  1.13%   .89%   .84%   .77%
      /
Average equity to average assets.............  8.54   8.25   7.36   6.79   6.77
      =
Return on average equity..................... 14.93  13.66  12.14  12.43  11.43
      X
Earnings retention ratio..................... 60.65  57.37  52.66  52.28  47.95
      =
Internal capital generation ratio............  9.06   7.84   6.39   6.50   5.48

GROSS INTEREST MARGIN

  The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

  In managing the gross interest margin, management must maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross interest margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earnings assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

  Table 17 illustrates for each of the last three years by major categories of assets and liabilities, the average balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spreads.

   TABLE 17--YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-
                              BEARING LIABILITIES

                                    1993                         1992                        1991
                         ---------------------------  --------------------------  --------------------------
                           AVERAGE   REVENUE/ YIELD/   AVERAGE   REVENUE/ YIELD/   AVERAGE   REVENUE/ YIELD/
                           BALANCE   EXPENSE   RATE    BALANCE   EXPENSE   RATE    BALANCE   EXPENSE   RATE
                         ----------- -------- ------  ---------- -------- ------  ---------- -------- ------
                                         (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................ $ 7,043,158 $566,399  8.04%  $5,757,366 $492,434  8.55%  $5,631,432 $562,549  9.99%
 Investment securities:
 Taxable securities.....   2,020,550  131,975  6.53    2,085,164  157,215  7.54    1,993,779  170,244  8.54
 Tax-free securities....     378,910   41,063 10.84      450,806   47,181 10.47      482,848   51,335 10.63
                         ----------- -------- -----   ---------- -------- -----   ---------- -------- -----
   Total investment
    securities..........   2,399,460  173,038  7.21    2,535,970  204,396  8.06    2,476,627  221,579  8.94
 Federal funds sold and
  securities purchased
  under agreements to
  resell................     200,479    5,487  2.74      147,878    5,592  3.78      167,102    9,083  5.44
 Trading account
  securities............      49,448    2,496  5.05       31,125    1,807  5.81       30,603    2,221  7.26
 Securities held for
  sale..................     605,558   32,641  5.39       81,374    5,231  6.43       14,415    1,051  7.29
 Mortgage loans held for
  sale..................     245,021   14,338  5.85      202,107   14,910  7.38       97,030    7,503  7.73
                         ----------- -------- -----   ---------- -------- -----   ---------- -------- -----
   Total earning assets.  10,543,124  794,399  7.53    8,755,820  724,370  8.27    8,417,209  803,986  9.55
                                              -----                       -----                       -----
Cash and other assets...   1,029,329                     925,374                     939,899
Less allowance for loan
 losses.................     108,011                      90,047                      90,637
                         -----------                  ----------                  ----------
                         $11,464,442                  $9,591,147                  $9,266,471
                         ===========                  ==========                  ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $ 2,968,613   79,407  2.67   $2,777,200   87,198  3.14   $2,651,538  134,738  5.08
 Savings deposits.......     715,409   19,395  2.71      524,926   16,711  3.18      435,384   20,234  4.65
 Time deposits..........   2,974,087  134,831  4.53    2,550,429  135,096  5.30    2,708,699  188,801  6.97
 Certificates of deposit
  of $100,000 or more...     594,969   24,998  4.20      549,353   27,757  5.05      589,875   40,879  6.93
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............     998,286   30,538  3.06      756,600   27,117  3.58      844,937   47,339  5.60
 Other borrowed funds...     438,258   13,850  3.16      161,450    5,650  3.50       52,308    2,655  5.08
 Subordinated Capital
  Notes.................      99,247    9,530  9.60       99,117    9,496  9.58       98,988    9,487  9.58
 Federal Home Loan Bank
  advances..............      14,447      838  5.80          -0-      -0-   --           -0-      -0-   --
 Floating Rate Notes Due
  1999..................       8,172      310  3.79        8,733      449  5.14        9,249      660  7.14
 7 1/2% Convertible
  Subordinated Notes....       3,488      404 11.58        3,266      404 12.37        3,046      404 13.26
 Long-term notes
  payable...............      33,423      783  2.34       26,878    1,201  4.47       23,372    1,544  6.61
                         ----------- -------- -----   ---------- -------- -----   ---------- -------- -----
 Total interest-bearing
  liabilities...........   8,848,399  314,884  3.56    7,457,952  311,079  4.17    7,417,396  446,741  6.02
                                     -------- -----              -------- -----              -------- -----
INCREMENTAL INTEREST
 SPREAD.................                       3.97%                       4.10%                       3.53%
                                              =====                       =====                       =====
Noninterest-bearing
 demand deposits........   1,491,647                   1,206,281                   1,055,928
Other liabilities.......     144,961                     136,041                     111,294
Shareholders' equity....     979,435                     790,873                     681,853
                         -----------                  ----------                  ----------
                         $11,464,442                  $9,591,147                  $9,266,471
                         ===========                  ==========                  ==========
GROSS INTEREST
 MARGIN/SPREAD ON A
 TAXABLE EQUIVALENT
 BASIS..................              479,515  4.55%              413,291  4.72%              357,245  4.24%
                                              =====                       =====                       =====
Taxable equivalent
 adjustment:
 Loans..................                3,715                       4,605                       6,354
 Investment securities..               13,650                      15,195                      16,112
 Other earning assets...                   73                          54                          67
                                     --------                    --------                    --------
   Total taxable
    equivalent
    adjustment..........               17,438                      19,854                      22,533
                                     --------                    --------                    --------
GROSS INTEREST MARGIN...             $462,077                    $393,437                    $334,712
                                     ========                    ========                    ========

- --------
Note: The taxable equivalent adjustment for 1993 has been computed based on a 35% federal income tax rate (34% for 1992 and 1991) and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all years presented.

  For 1993, AmSouth experienced compression in its spread as the gross interest spread and incremental spread declined 17 and 13 basis points, respectively. The compression in spreads was not unique to AmSouth as banking institutions throughout the country experienced the same trend. Another effect on the gross interest spread of the company was the acquisition of FCFC. FCFC was a thrift prior to merger and, accordingly, had a gross interest spread which was lower than AmSouth's prior to the merger. Table 18 outlines the analysis of change in the gross interest spread.

           TABLE 18--ANALYSIS OF CHANGE IN THE GROSS INTEREST SPREAD

                                                                  1993/  1992/
                                                                  1992   1991
                                                                  -----  -----
   Gross interest spread for the prior year ended December 31....  4.72%  4.24%
   Effects of:
     Change in the incremental interest spread................... (0.11)  0.47
     Change in the relative volume of earning assets funded by
      noninterest-bearing sources................................  0.05   0.17
     Change in the yield earned on earning assets funded by non-
      interest-bearing sources................................... (0.11) (0.16)
                                                                  -----  -----
   Gross interest spread for the current year ended December 31..  4.55%  4.72%
                                                                  =====  =====

  Much of the maintenance of the gross interest spread during 1993 is attributable to lower cost deposits matching the declines in assets repricing. The spread between the prime rate and the rate on federal funds purchased (prime to fed funds spread) for the year ended 1993 approximated 300 basis points. Management does not anticipate the prime to fed funds spread to be maintained at those levels. Management anticipates that AmSouth's gross interest spread will reflect the narrowing of the prime to fed funds spread to more historically consistent levels.

  Table 19 shows the change from year to year for each component of the taxable equivalent gross interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield/rate. The $66.2 million increase in the margin during 1993 was due to increased balances slightly offset by a lower yield/rate. In 1992, the higher gross interest margin compared to 1991 resulted both from positive trends in the volume as well as yield/rate.

                   TABLE 19--VOLUME AND YIELD/RATE VARIANCES

                          1993 COMPARED TO 1992               1992 COMPARED TO 1991
                              CHANGE DUE TO                       CHANGE DUE TO
                          ----------------------              ------------------------
                                        YIELD/                               YIELD/
                            VOLUME       RATE        NET        VOLUME        RATE         NET
                          ----------  ----------   --------   ----------   -----------   --------
                                     (TAXABLE EQUIVALENT BASIS--IN THOUSANDS)
REVENUE EARNED ON
  Loans net of unearned
   income...............  $  104,790  $  (30,825)  $ 73,965   $   12,336   $   (82,451)  $(70,115)
  Investment securities:
    Taxable securities..      (4,749)    (20,491)   (25,240)       7,546       (20,575)   (13,029)
    Tax-free securities.      (7,743)      1,625     (6,118)      (3,364)         (790)    (4,154)
                          ----------  ----------   --------   ----------   -----------   --------
      Total investment
       securities.......     (12,492)    (18,866)   (31,358)       4,182       (21,365)   (17,183)
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............       1,680      (1,785)      (105)        (958)       (2,533)    (3,491)
  Trading account secu-
   rities...............         950        (261)       689           37          (451)      (414)
  Securities held for
   sale.................      28,388        (978)    27,410        4,319          (139)     4,180
  Mortgage loans held
   for sale.............       2,834      (3,406)      (572)       7,767          (360)     7,407
                          ----------  ----------   --------   ----------   -----------   --------
      TOTAL EARNING AS-
       SETS.............     126,150     (56,121)    70,029       27,683      (107,299)   (79,616)
                          ----------  ----------   --------   ----------   -----------   --------
INTEREST PAID ON
  Interest-bearing de-
   mand deposits........       5,727     (13,518)    (7,791)       6,098       (53,638)   (47,540)
  Savings deposits......       5,425      (2,741)     2,684        3,657        (7,180)    (3,523)
  Time deposits.........      20,710     (20,975)      (265)     (10,491)      (43,214)   (53,705)
  Certificates of
   deposit of $100,000
   or more..............       2,177      (4,936)    (2,759)      (2,654)      (10,468)   (13,122)
  Federal funds
   purchased and
   securities sold under
   agreements to
   repurchase...........       7,793      (4,372)     3,421       (4,553)      (15,669)   (20,222)
  Other borrowed funds..       8,681        (886)     7,795        4,041        (1,046)     2,995
  Subordinated Capital
   Notes................          12          22         34           12            (3)         9
  Federal Home Loan Bank
   advances.............         -0-         838        838          -0-           -0-        -0-
  Floating Rate Notes
   Due 1999.............         (27)       (111)      (138)         (35)         (176)      (211)
  Long-term notes pay-
   able.................         980        (994)       (14)         249          (592)      (343)
                          ----------  ----------   --------   ----------   -----------   --------
      TOTAL INTEREST-
       BEARING
       LIABILITIES......      51,478     (47,673)     3,805       (3,676)     (131,986)  (135,662)
                          ----------  ----------   --------   ----------   -----------   --------
GROSS INTEREST MARGIN ON
 A TAXABLE EQUIVALENT
 BASIS..................  $   74,672  $   (8,448)    66,224   $   31,359   $    24,687     56,046
                          ==========  ==========              ==========   ===========
Less: taxable equivalent
 adjustment.............                             (2,416)                               (2,679)
                                                   --------                              --------
      GROSS INTEREST
       MARGIN...........                           $ 68,640                              $ 58,725
                                                   ========                              ========

- --------
Notes:
1. The change in interest resulting from both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2. The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

ASSET AND LIABILITY MANAGEMENT AND LIQUIDITY

  AmSouth maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.

  AmSouth uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross interest margin. Management feels that a traditional interest sensitivity gap analysis does not provide a complete picture of a corporation's exposure to interest rate change. Static gap models are a static point-in-time measurement and do not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns of rate movements, and changes in prepayment speeds due to rate movements. Static gap models also do not fully incorporate the effects of off-balance sheet alternatives such as interest rate caps and floors. AmSouth's earnings simulation model incorporates all of these factors as well as reflecting management's actions based on different interest rate environments. The model projects the gross interest margin over the next twelve months under a variety of higher and lower interest rate environments.

  Each month, the Asset/Liability Committee reviews the earnings simulation model output with respect to the estimated impact of various interest rate scenarios on the gross interest margin and approves any major adjustments in the company's interest rate sensitivity which are deemed necessary. During 1993, AmSouth's gross interest margin continued to benefit from the wider than normal interest rate spreads, although management expects interest rate spreads to compress somewhat in 1994. At December 31, 1993, interest rate exposure was within the approved AmSouth guidelines, which limit the negative impact attributable to a 300 basis point change in market interest rates, spread evenly over a twelve month period, to less than 6% of the projected gross interest margin under a stable rate environment.

  Another tool used to monitor AmSouth's overall interest rate sensitivity is a gap analysis. Table 20 illustrates the company's position at December 31, 1993. The analysis indicates that AmSouth is in a slightly positive gap position over the next six-month and twelve-month time horizons.

                    TABLE 20--INTEREST SENSITIVITY ANALYSIS

                                                                                  OVER ONE
                                                                                  AND LESS
                            0-30      31-60     61-90      91-180     181-365    THAN FIVE  OVER FIVE
                            DAYS       DAYS      DAYS       DAYS        DAYS       YEARS      YEARS        TOTAL
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Federal funds sold and
  securities purchased
  under agreements to
  resell................ $  133,873  $    -0-  $    -0-  $      -0-  $      -0-  $      -0- $      -0-  $   133,873
 Trading account
  securities............     94,844       -0-       -0-         -0-         -0-         -0-        -0-       94,844
 Securities held for
  sale..................    499,933    44,228    28,735      71,132     151,449     413,943     79,776    1,289,196
 Investment securities..    102,720    44,520    41,124     100,863     176,728     648,784    503,494    1,618,233
 Mortgage loans held for
  sale..................    111,811   111,812   111,812         -0-         -0-         -0-        -0-      335,435
 Loans net of unearned
  income................  2,959,300   432,998   418,683     572,942     987,241   1,851,720    707,340    7,930,224
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
   Total earning assets.  3,902,481   633,558   600,354     744,937   1,315,418   2,914,447  1,290,610   11,401,805
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
Cash and other assets...        -0-       -0-       -0-         -0-         -0-         -0-  1,264,155    1,264,155
Less allowance for loan
 losses.................        -0-       -0-       -0-         -0-         -0-         -0-   (118,089)    (118,089)
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
                         $3,902,481  $633,558  $600,354  $  744,937  $1,315,418  $2,914,447 $2,436,676  $12,547,871
                         ==========  ========  ========  ==========  ==========  ========== ==========  ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $1,760,106  $    -0-  $    -0-  $      -0-  $      -0-  $1,409,789 $       41  $ 3,169,936
 Savings deposits.......        -0-       -0-       -0-         -0-         -0-         -0-    809,539      809,539
 Time deposits..........    334,847   186,457   214,473     546,341     646,202   1,263,767    155,459    3,347,546
 Certificates of deposit
  of $100,00 or more....    141,409    52,205    63,072      95,086     193,402      77,000        -0-      622,174
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    788,255       -0-     2,929         -0-         -0-         -0-        -0-      791,184
 Other borrowed funds...    467,058    94,997    45,004       5,009         -0-         -0-        -0-      612,068
 Long-term debt.........      3,649     8,008        57         172         461      17,103    133,692      163,142
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
   Total interest-
    bearing liabilities.  3,495,324   341,667   325,535     646,608     840,065   2,767,659  1,098,731    9,515,589
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
Noninterest-bearing
 demand deposits........        -0-       -0-       -0-         -0-         -0-   1,618,687        -0-    1,618,687
Other liabilities.......        -0-       -0-       -0-         -0-         -0-         -0-    323,586      323,586
Shareholders' equity....        -0-       -0-       -0-         -0-         -0-         -0-  1,090,009    1,090,009
                         ----------  --------  --------  ----------  ----------  ---------- ----------  -----------
                         $3,495,324  $341,667  $325,535  $  646,608  $  840,065  $4,386,346 $2,512,326  $12,547,871
                         ==========  ========  ========  ==========  ==========  ========== ==========  ===========
Rate sensitivity gap:
 Dollar amount.......... $  407,157  $291,891  $274,819  $   98,329  $  475,353
 Percent of total
  earning assets........        3.6%      2.6%      2.4%         .9%        4.2%
Cumulative dollar
 amount................. $  407,157  $699,048  $973,867  $1,072,196  $1,547,549

- --------
Note: Based on historical experience, certain deposit accounts, such as statement savings, NOW accounts, and other similar accounts, reprice slowly in a changing interest rate environment; therefore such deposits are included in the Over One and Less Than Five Years category and the Over Five Years category. If they had been included in the 0--30 Days category, the rate sensitivity gap as a percent of total earning assets would have been a negative 15.9% for the category at December 31, 1993.

  AmSouth's management believes it has adequate flexibility to alter the overall interest rate sensitivity structure as necessary to minimize exposure to changes in interest rates. Additional tools and control reports exist beyond the earnings simulation and gap reports. These include an extensive internal Treasury transfer pricing system which basically centralizes the management of interest rate risk as well as the use of such measurements as duration of equity and the corresponding mark-to-market evaluation of equity which provide an indication of risk over an extended period of time. In addition, AmSouth utilizes various off-balance sheet instruments such as interest rate swaps, caps, and floors to manage interest rate risk. The notional amounts of all off-balance sheet financial instruments which existed at December 31, 1993 are disclosed in Table 21.

                TABLE 21--INTEREST RATE SWAPS, CAPS, AND FLOORS

                                        SWAPS
                         -----------------------------------    CAPS
                         RECEIVE FIXED PAY FIXED BASIS OTHER AND FLOORS TOTAL
                         ------------- --------- ----- ----- ---------- ------
                                             (IN MILLIONS)
Balance at December 31,
 1990...................     $ 300       $ -0-   $-0-  $-0-    $  -0-   $  300
  Additions.............       -0-         -0-    -0-   -0-       600      600
  Maturities............       -0-         -0-    -0-   -0-       -0-      -0-
  Amortization/calls....       -0-         -0-    -0-   -0-       -0-      -0-
                             -----       -----   ----  ----    ------   ------
Balance at December 31,
 1991...................       300         -0-    -0-   -0-       600      900
  Additions.............        65         240    300   300       405    1,310
  Maturities............       -0-         -0-    -0-   -0-       -0-      -0-
  Amortization/calls....       (60)        -0-    -0-   -0-       -0-      (60)
                             -----       -----   ----  ----    ------   ------
Balance at December 31,
 1992...................       305         240    300   300     1,005    2,150
  Additions.............       -0-         -0-    -0-   300        20      320
  Maturities............       -0-         -0-    -0-   -0-       -0-      -0-
  Amortization/calls....      (120)       (120)   -0-   -0-       -0-     (240)
                             -----       -----   ----  ----    ------   ------
Balance at December 31,
 1993...................     $ 185       $ 120   $300  $600    $1,025   $2,230
                             =====       =====   ====  ====    ======   ======

  Table 22 summarizes the expected maturities and interest rates exchanged on AmSouth's interest rate swaps, caps, and floors portfolios at December 31, 1993. Both the timing of the maturities and the variable interest payments and receipts vary as certain interest rates change. This schedule assumes that interest rates remain unchanged from December 31, 1993 in order to estimate and calculate the maturities and periodic rates shown below. The schedule could change substantially as interest rates move. However, as part of its interest rate risk management process AmSouth simulates the expected maturities and periodic rates over several interest rate environments.

  TABLE 22--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS, CAPS, AND FLOORS

                                                  MATURE DURING
                         DECEMBER 31, ------------------------------------------
                             1993     1994    1995   1996   1997   BEYOND TOTAL
                         ------------ -----  ------  -----  -----  ------ ------
                                        (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional..............    $  185    $ 120  $   65  $ -0-  $ -0-  $ -0-  $  185
  Receive rate..........      7.68%    9.04%   5.16%                        7.68%
  Pay rate..............      3.17%    3.17%   3.17%                        3.17%
Pay fixed swaps:
  Notional..............    $  120    $ 120  $  -0-  $ -0-  $ -0-  $ -0-  $  120
  Receive rate..........      3.17%    3.17%                                3.17%
  Pay rate..............      4.00%    4.00%                                4.00%
Basis swaps:
  Notional..............    $  300    $ -0-  $  300  $ -0-  $ -0-  $ -0-  $  300
  Receive rate..........      3.37%            3.29%                        3.29%
  Pay rate..............      3.79%            3.73%                        3.73%
Other swaps:
  Notional..............    $  600    $ -0-  $  -0-  $ 600  $ -0-  $ -0-  $  600
  Receive rate..........      4.00%                   3.97%                 3.97%
  Pay rate..............      3.31%                   3.29%                 3.29%
Total swaps portfolio:
  Notional..............    $1,205    $ 240  $  365  $ 600  $ -0-  $ -0-  $1,205
  Receive rate..........      4.32%    6.11%   3.62%  3.97%                 4.29%
  Pay rate..............      3.48%    3.59%   3.63%  3.29%                 3.45%
Total caps and floors
 portfolio:
  Notional..............    $1,025    $  20  $  915  $  13  $  77  $ -0-  $1,025
  Receive rate..........                .29%
  Pay rate..............       .46%     .26%    .45%   .46%   .59%           .46%
Total portfolio:
  Notional..............    $2,230    $ 260  $1,280  $ 613  $  77  $ -0-  $2,230
  Receive rate..........      2.34%    5.66%   1.03%  3.89%                 2.32%
  Pay rate..............      2.09%    3.33%   1.35%  3.23%   .59%          2.07%

  Additionally, AmSouth Mortgage, in the normal course of business, enters into forward commitments to sell certain mortgages it originates. These forward commitments normally have a term of 60 to 90 days. During 1993, 1992, and 1991, AmSouth Mortgage originated $2.0 billion, $1.6 billion, and $611 million, respectively.

  AmSouth's goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers while at the same time meeting the cash flow needs of AmSouth. This is accomplished through the active management of both the asset and liability sides of the statement of condition. The liquidity position of AmSouth is monitored on a daily basis. In addition, the Asset/Liability Committee reviews liquidity reports on a monthly basis and makes any changes necessary as a result of the asset/liability management process or anticipated cash flow changes. The Committee also compares on a monthly basis the company's liquidity position to established corporate liquidity guidelines. At December 31, 1993, AmSouth was within all of the limits which have been established. Management considers the liquidity of AmSouth to be excellent. The primary sources of liquidity on the asset side of the statement of condition are maturities and cash flows from both loans and investments. Liquidity on the liability side is maintained primarily through the growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets. AmSouth's most commonly used sources of short-term borrowings are: (1) federal funds (i.e., the excess reserves of other financial institutions); (2) repurchase agreements, whereby U.S. government and government agency securities are pledged as collateral for short-term borrowings; and (3) pledging acceptable assets as collateral for public deposits and certain tax collection monies. In addition to these sources, AmSouth has the ability to borrow from the Federal Reserve Bank, and access other wholesale funding sources such as Eurodollar deposits, certificates of deposit, commercial paper, and lines of credit. Selected bank subsidiaries also have the ability to borrow from Federal Home Loan Banks.

NONINTEREST REVENUES AND NONINTEREST EXPENSES

  AmSouth's management stresses the importance of growth in noninterest revenues, as well as the control of noninterest expenses. Noninterest revenues have increased at a five year compound growth rate of 9.46%. For 1993, noninterest revenues increased $30.1 million, or 18.3%, compared to 1992. This increase included an $11.9 million increase in gains on securities held for sale for 1993 compared to 1992. Exclusive of investment securities gains and gains on securities held for sale, noninterest revenues increased $21.7 million, or 13.7%, from the prior year. Investment securities gains and gains on securities held for sale resulted primarily from the restructuring of the securities portfolios acquired in business combinations. Trust income increased $1.6 million during 1993 versus 1992, compared to a $2.2 million increase during 1992 over 1991 levels. Service charges on deposit accounts increased $6.6 million, or 13.4%, during 1993 over 1992. This compares to a $2.3 million increase in service charges on deposit accounts during 1992 over 1991. The increase for both years was the result of higher corporate analysis income, higher overdraft fee income, and increased fees earned on certain interest-bearing accounts. Investment services income increased $3.0 million, or 17.5%, compared to a $4.2 million increase in 1992. Both of these increases were related to the favorable bond markets and an increased emphasis on sales of investment products during 1993 and 1992.

            TABLE 23--NONINTEREST REVENUES AND NONINTEREST EXPENSES

                                                                             FIVE-YEAR
                                      YEAR ENDED DECEMBER 31                 COMPOUND
                         -------------------------------------------------- GROWTH RATE
                           1993       1992      1991      1990      1989     1993/1988
                         ---------  --------- --------- --------- --------- -----------
                                      (DOLLARS IN THOUSANDS)
Noninterest revenues:
 Service charges on
  deposit accounts...... $  55,727  $  49,161 $  46,849 $  38,003 $  33,679   12.54 %
 Trust income...........    41,659     40,069    37,891    36,196    32,421     3.84
 Investment services in-
  come..................    19,835     16,875    12,715     7,936     7,441    25.87
 Mortgage administration
  fees..................    16,638     17,392    16,222    15,684    14,161      .17
 Investment securities
  gains.................     1,216      4,615    12,266       435     5,325    (6.36)
 Credit card income.....    13,129     10,691     9,945     9,134    11,088     5.74
 Other revenues.........    46,157     25,446    26,614    22,855    20,742    14.02
                         ---------  --------- --------- --------- ---------
                         $ 194,361  $ 164,249 $ 162,502 $ 130,243 $ 124,857    9.46 %
                         =========  ========= ========= ========= =========
Noninterest expenses:
 Salaries............... $ 166,470  $ 143,184 $ 126,962 $ 121,343 $ 114,899    8.52 %
 Employee benefits......    39,542     24,251    21,197    20,394    19,432    15.25
 Net occupancy expense..    33,103     28,144    24,654    23,027    20,787    12.44
 Equipment expense......    34,839     31,313    28,275    27,588    26,366     6.53
 FDIC premiums..........    19,260     17,104    15,275     8,174     5,487    30.38
 Foreclosed properties
  (income) expense......    (4,273)    22,106    35,226     5,846     6,649      --
 Other operating ex-
  penses................   131,146    103,954    89,159    82,116    81,826    11.05
                         ---------  --------- --------- --------- ---------
                         $ 420,087  $ 370,056 $ 340,748 $ 288,488 $ 275,446   10.04 %
                         =========  ========= ========= ========= =========

  Other noninterest revenues increased $23.1 million in 1993 compared to 1992. The increase primarily resulted from an increase of $11.9 million in gains on sale of securities held for sale, a $1.6 million increase in gains on sale of mortgages, a $2.4 million increase in credit card fees, and $3.9 million increase in portfolio options income. Portfolio options income for 1993 of $6.5 million is partially offset by $4.8 million in options expense included in noninterest expenses.

  Noninterest expenses for 1993 increased $50.0 million, or 13.5%, compared to a 1992 increase of 8.6%. Salaries and employee benefits increased $38.6 million over 1992. Approximately $8.5 million is attributable to the Chattanooga franchise which resulted from the purchase of FCFC on February 1, 1993. The remainder of the increase included normal merit increases, $1.0 million in severance pay, $12.2 million in employee benefits related to AmSouth's early retirement offering and $1.3 million in commissions related to mortgage loan originations.

  The early retirement offering was one component of a Productivity Plan initiative announced by AmSouth in 1993. Management completed a comprehensive study to determine steps to improve the overall efficiency of the company. One component of the Productivity Plan included the elimination of 750 positions. Over 300 reductions were achieved through the early retirement offering. An additional 130 positions had been eliminated by December 31, 1993. This phase of the plan is scheduled to be complete by mid-year 1994. Another component of the Productivity Plan is the centralization of certain bank functions which will affect noninterest expense amounts other than salaries and benefits.

  AmSouth continues to place emphasis on its sales and service initiatives. An increase of $2.8 million in nonexecutive incentive compensation reflected the continued high levels of performance of AmSouth's employees. In 1993, the consumer sales force opened 42% more deposit accounts than in 1992, approved 38% more loans, and opened 63% more credit card accounts. The commercial sales force achieved similar results in 1993 with respect to deposit and fee growth. Management believes that an effective sales culture is an essential element to a continued high level of performance for the company.

  Salaries and benefits increased $19.3 million in 1992 over 1991. The salary and employee benefit increases in the 1992 year were mainly due to increased staffing levels and sales related incentive compensation in income producing areas, as well as merit increases.

  Net occupancy expense increased 17.6% in 1993, and 14.2% in 1992. Both 1993 and 1992 increases reflect the greater number of AmSouth offices, higher rents paid for facilities, higher depreciation on leasehold improvements, and increased contract maintenance services. Equipment expense increased 11.3% and 10.7% for 1993 and 1992, respectively. The five year compound growth rate for equipment expense is 6.53%. The increases in the past two years resulted from a greater number of AmSouth offices and capital investments in technology. Foreclosed properties expense decreased $26.4 million in 1993 compared to 1992. This decrease included $3.5 million in recoveries on foreclosed properties in the third quarter of 1993 as well as gains on sales of foreclosed properties throughout 1993. The decrease in 1992 compared to 1991 reflected the continued improvement in the loan portfolio and management's efforts to restore foreclosed properties to more normalized levels from the 1991 peak related to the weak real estate market at that time. Management does not anticipate gains on the sale of foreclosed properties to repeat the 1993 levels.

  FDIC deposit insurance premiums increased $2.2 million in 1993 versus a $1.8 million increase in 1992. Other operating expenses increased $27.2 million, or 26.2%, in 1993 due to operating expenses related to FCFC, additional expenses related to the current acquisition program, and other general corporate expenses.

INCOME TAXES

  AmSouth's income tax expense was $71.1 million in 1993, $43.0 million in 1992, and $27.6 million in 1991. The significant increase in income tax expense over the past three years is due primarily to the combined effects of increased levels of pretax income in each succeeding year and an increase in the company's effective tax rate.

  The effective tax rate for 1993 was 32.7% compared to 28.5% in 1992 and 25.0% in 1991. The effective tax rate is significantly impacted by the mix of taxable versus tax-exempt revenues from investment securities and loans. The 1993 increase resulted from a continued decrease in tax-exempt revenues and an increase in the statutory federal tax rate effective January 1, 1993. Cash outlays for income taxes have exceeded income tax expense in 1993, 1992, and 1991 primarily due to the income tax treatment required for accounting for loan losses. A detail of the deferred tax assets and liabilities is included in Note R of the Notes to Consolidated Financial Statements.

  Currently, AmSouth's consolidated tax returns for 1987 through 1990 are under review by the Internal Revenue Service. Management does not anticipate these reviews to result in any material impact on AmSouth's financial condition or results of operations.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, No. 109, entitled "Accounting for Income Taxes" which requires companies to change from the deferred method of accounting for income taxes to the liability method. AmSouth adopted this statement effective January 1, 1993. There was no material impact on AmSouth's financial condition or results of operations upon adoption of this statement.

BUSINESS COMBINATIONS

  AmSouth has a twenty-year history of successful mergers and acquisitions. From 1971 through 1992, AmSouth integrated 40 financial services institutions. Currently, AmSouth is carrying out a series of acquisitions in accordance with a strategy to solidify its presence in Florida, Tennessee, and Georgia. Transactions are described in Note B of the Notes to Consolidated Financial Statements.

  AmSouth's strategy for expansion focuses on markets where population growth expectations indicate a favorable future banking environment. AmSouth's recent acquisitions are concentrated primarily in the following geographic areas: the Chattanooga, Tennessee metropolitan statistical area and the Interstate-75 corridor in Northwest Georgia; the west coast of central Florida from Tampa to Naples; and central Florida from Jacksonville to Orlando.

  Management evaluates each potential business combination on a number of factors including, but not limited to, the effect of the business combination on AmSouth's capital adequacy, liquidity, and future earnings. On a pro forma combined basis after giving effect to the pending business combinations at December 31, 1993, listed in Note B of the Notes to Consolidated Financial Statements, AmSouth's consolidated Tier 1 Capital and Total Capital ratios would have been approximately 9.71% and 13.15%, respectively. This compares to December 31, 1993 actual ratios of 10.95% and 13.31%, respectively. Another capital adequacy ratio used by regulators is the "leverage ratio" (defined as Tier 1 capital to quarterly average assets, less certain goodwill and other intangible assets). Bank holding companies are generally required to maintain a leverage ratio of at least 3.00% plus an additional 100 to 200 basis points. AmSouth's leverage ratio at December 31, 1993, was 8.65%. On a pro forma combined basis after giving effect to the pending business combinations at December 31, 1993, outlined in Note B of the Notes to Consolidated Financial Statements, AmSouth's leverage ratio would have been approximately 7.09%. AmSouth enjoys a strong capital position and does not anticipate the current or pending business combinations to materially adversely effect its capital position.

                       SUPPLEMENTAL FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CONDITION

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                             DECEMBER 31, 1984-1993

                        1993        1992        1991       1990       1989       1988       1987       1986       1985       1984
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                     (IN THOUSANDS)
ASSETS
Cash and due from
 banks.............  $   577,006 $   549,097 $  521,189 $  590,744 $  468,013 $  488,666 $  454,219 $  502,124 $  487,908 $  457,793
Earning assets:
 Temporary invest-
  ments............    1,853,348     742,813    622,349    155,944    198,231    139,202    180,161    207,959    230,600    276,069
 Investment securi-
  ties.............    1,618,233   2,414,884  2,663,702  2,149,608  2,105,410  2,118,972  1,838,610  1,502,605  1,204,894  1,044,872
 Loans net of un-
  earned income....    7,930,224   6,138,955  5,722,831  5,839,697  5,831,472  5,503,735  5,166,186  4,245,240  3,664,427  2,885,035
 Less allowance for
  loan losses......      118,089      92,945     89,144     87,660     93,394     73,945     71,895     60,668     53,980     42,549
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Net loans.........    7,812,135   6,046,010  5,633,687  5,752,037  5,738,078  5,429,790  5,094,291  4,184,572  3,610,447  2,842,486
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Total earning
    assets.........   11,283,716   9,203,707  8,919,738  8,057,589  8,041,719  7,687,964  7,113,062  5,895,136  5,045,941  4,163,427
Premises and equip-
 ment, net.........      216,715     165,094    145,777    141,761    131,638    135,545    147,968    123,613    123,726     95,768
Other assets.......      470,434     290,708    338,187    358,289    351,411    401,220    394,590    344,604    269,141    201,494
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Total assets....  $12,547,871 $10,208,606 $9,924,891 $9,148,383 $8,992,781 $8,713,395 $8,109,839 $6,865,477 $5,926,716 $4,918,482
                     =========== =========== ========== ========== ========== ========== ========== ========== ========== ==========
LIABILITIES AND
 SHAREHOLDERS' EQ-
 UITY
Deposits...........  $ 9,567,882 $ 7,799,816 $7,779,491 $7,449,207 $7,047,319 $6,871,116 $6,245,631 $5,242,258 $4,328,634 $3,757,920
Federal funds pur-
 chased and repur-
 chase agreements..      791,184     988,565    569,890    826,903  1,076,951    881,237    963,187    822,348    759,977    465,179
Other interest-
 bearing liabili-
 ties..............      775,210     483,480    360,522    151,668    160,582    219,255    181,550    141,758    283,130    247,750
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Total deposits
    and interest-
    bearing liabil-
    ities..........   11,134,276   9,271,861  8,709,903  8,427,778  8,284,852  7,971,608  7,390,368  6,206,364  5,371,741  4,470,849
Acceptances out-
 standing..........        6,264       6,005      3,498     22,245     24,422     90,123    104,166    103,803     71,293     63,331
Accrued expenses
 and other liabili-
 ties..............      317,322     105,985    457,948     73,161     83,465     81,372     89,681     89,052     72,538     65,067
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Total liabili-
    ties...........   11,457,862   9,383,851  9,171,349  8,523,184  8,392,739  8,143,103  7,584,215  6,399,219  5,515,572  4,599,247
SHAREHOLDERS' EQ-
 UITY                  1,090,009     824,755    753,542    625,199    600,042    570,292    525,624    466,258    411,144    319,235
                     ----------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Total liabili-
    ties and share-
    holders' equi-
    ty.............  $12,547,871 $10,208,606 $9,924,891 $9,148,383 $8,992,781 $8,713,395 $8,109,839 $6,865,477 $5,926,716 $4,918,482
                     =========== =========== ========== ========== ========== ========== ========== ========== ========== ==========

                       CONSOLIDATED STATEMENT OF EARNINGS

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       YEAR ENDED DECEMBER 31, 1984-1993

                            1993     1992     1991     1990     1989     1988     1987     1986     1985     1984
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue from earning as-
 sets...................  $776,961 $704,516 $781,453 $812,551 $809,102 $710,511 $573,865 $513,491 $458,174 $455,802
Interest expense........   314,884  311,079  446,741  515,026  531,359  446,216  330,459  281,187  267,587  298,856
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Gross interest margin...   462,077  393,437  334,712  297,525  277,743  264,295  243,406  232,304  190,587  156,946
Provision for loan loss-
 es.....................    18,980   36,555   46,029   41,583   44,766   19,611   42,416   21,698   22,039   17,403
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin.....   443,097  356,882  288,683  255,942  232,977  244,684  200,990  210,606  168,548  139,543
Noninterest revenues....   194,361  164,249  162,502  130,243  124,857  123,714  117,167  103,252   79,625   68,577
Noninterest expenses....   420,087  370,056  340,748  288,488  275,446  260,398  237,587  221,796  181,876  159,182
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Income before income
 taxes..................   217,371  151,075  110,437   97,697   82,388  108,000   80,570   92,062   66,297   48,938
Income taxes............    71,144   43,026   27,636   22,297   15,185   24,128   14,825   19,229    8,656    2,672
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Net income..............  $146,227 $108,049 $ 82,801 $ 75,400 $ 67,203 $ 83,872 $ 65,745 $ 72,833 $ 57,641 $ 46,266
                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
Average common shares
 outstanding............    47,153   42,993   39,957   38,261   39,400   39,307   38,665   38,240   32,887   31,645
Earnings per common
 share..................     $3.10    $2.51    $2.07    $1.97    $1.71    $2.13    $1.70    $1.91    $1.75    $1.46
Cash dividends declared
 per common share.......     $1.22    $1.07    $0.98    $0.94    $0.89    $0.84    $0.79    $0.71    $0.63    $0.57

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of AmSouth and supplementary data are set forth in the pages listed below.

                                                                            PAGE
                                                                            ----
Management's Statement on Responsibility for Financial Reporting...........  39
Report of Ernst & Young, Independent Auditors..............................  40
Consolidated Statement of Condition........................................  41
Consolidated Statement of Earnings.........................................  42
Consolidated Statement of Shareholders' Equity.............................  43
Consolidated Statement of Cash Flows.......................................  44
Notes to Consolidated Financial Statements.................................  45

        MANAGEMENT'S STATEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of AmSouth is responsible for content and integrity of the financial statements and all other financial information included in this annual report on Form 10-K. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other financial information in the annual report on Form 10-K is consistent with those financial statements. The financial statements necessarily include amounts that are based on management's best estimates and judgments.

  Management maintains and depends upon AmSouth's accounting systems and related systems of internal controls. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the corporation's financial records and to safeguard the corporation's assets from material loss or misuse. The corporation maintains an internal audit staff which monitors compliance with the corporation's systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

  The Audit Committee of the Board of Directors, composed solely of outside directors, has responsibility for recommending to the Board of Directors the appointment of the independent auditors for AmSouth. The Audit Committee meets periodically with the internal auditors and the independent auditors to review the scope and findings of their respective audits. The internal auditors, independent auditors and management each have full and free access to meet privately as well as together with the Audit Committee to discuss internal controls, accounting, auditing or other financial reporting matters.

  The consolidated financial statements of AmSouth have been audited by Ernst & Young, independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.

/s/ John W. Woods                         /s/ M. List Underwood, Jr.

John W. Woods                             M. List Underwood, Jr.
Chairman of the Board                     Executive Vice President
and Chief Executive Officer               and Chief Financial Officer

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

Board of Directors
AmSouth Bancorporation

  We have audited the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmSouth Bancorporation and subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

/s/ Ernst & Young

Birmingham, Alabama
January 31, 1994

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION

                                                              DECEMBER 31
                                                        -----------------------
                                                           1993        1992
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks................................ $   577,006 $   549,097
Federal funds sold and securities purchased under
 agreements to resell..................................     133,873     135,400
Trading account securities.............................      94,844      39,397
Securities held for sale...............................   1,289,196     336,682
Investment securities (market value of $1,669,119 and
 $2,474,193, respectively).............................   1,618,233   2,414,884
Mortgage loans held for sale...........................     335,435     231,334
Loans..................................................   7,999,925   6,207,119
Less:Allowance for loan losses.........................     118,089      92,945
   Unearned income.....................................      69,701      68,164
                                                        ----------- -----------
   Net loans...........................................   7,812,135   6,046,010
Premises and equipment, net............................     216,715     165,094
Customers' acceptance liability........................       6,264       6,005
Accrued interest receivable and other assets...........     464,170     284,703
                                                        ----------- -----------
                                                        $12,547,871 $10,208,606
                                                        =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
  Deposits:
    Noninterest-bearing demand......................... $ 1,618,687 $ 1,374,078
    Interest-bearing demand............................   3,169,936   2,942,888
    Savings............................................     809,539     552,813
    Time...............................................   3,347,546   2,436,794
    Certificates of deposit of $100,000 or more........     622,174     493,243
                                                        ----------- -----------
      Total deposits...................................   9,567,882   7,799,816
  Federal funds purchased and securities sold under
   agreements to repurchase............................     791,184     988,565
  Other borrowed funds.................................     612,068     347,235
  Long-term debt.......................................     163,142     136,245
                                                        ----------- -----------
      Total deposits and interest-bearing liabilities..  11,134,276   9,271,861
Acceptances outstanding................................       6,264       6,005
Accrued expenses and other liabilities.................     317,322     105,985
                                                        ----------- -----------
      Total liabilities................................  11,457,862   9,383,851
                                                        ----------- -----------
Shareholders' equity:
  Preferred stock--no par value:
    Authorized--2,000,000 shares; Issued and
     outstanding--none.................................         -0-         -0-
  Common stock--par value $1 a share:
    Authorized--200,000,000 shares and 75,000,000
     shares, respectively; Issued--51,016,138 shares
     and 44,679,517 shares, respectively...............      51,016      44,679
  Capital surplus......................................     446,344     278,384
  Retained earnings....................................     619,766     528,280
                                                        ----------- -----------
                                                          1,117,126     851,343
Less:Cost of common stock in treasury--1,500,000
 shares................................................      24,173      24,173
   Deferred compensation on restricted stock...........       2,944       2,415
                                                        ----------- -----------
      Total shareholders' equity.......................   1,090,009     824,755
                                                        ----------- -----------
                                                        $12,547,871 $10,208,606
                                                        =========== ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                      YEAR ENDED DECEMBER 31
                              ---------------------------------------
                                  1993          1992         1991
                              ------------  ------------ ------------
                               (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans.......................  $    562,684  $    487,829     $556,195
Investment securities:
  Taxable securities........       131,975       157,215      170,244
  Tax-free securities.......        27,413        31,986       35,223
Securities held for sale....        32,641         5,231        1,051
Mortgage loans held for
 sale.......................        14,338        14,910        7,502
Federal funds sold and
 securities purchased under
 agreements to resell.......         5,487         5,592        9,083
Trading account securities..         2,423         1,753        2,155
                              ------------  ------------ ------------
    Total revenue from earn-
     ing assets.............       776,961       704,516      781,453
                              ------------  ------------ ------------
INTEREST EXPENSE
Interest-bearing demand
 deposits...................        79,407        87,198      134,588
Savings deposits............        19,395        16,711       20,384
Time deposits...............       134,831       135,120      188,798
Certificates of deposit of
 $100,000 or more...........        24,998        27,733       40,882
Federal funds purchased and
 securities sold under
 agreements to repurchase...        30,538        27,117       47,339
Other borrowed funds........        13,850         5,650        2,655
Long-term debt..............        11,865        11,550       12,095
                              ------------  ------------ ------------
    Total interest expense..       314,884       311,079      446,741
                              ------------  ------------ ------------
GROSS INTEREST MARGIN.......       462,077       393,437      334,712
Provision for loan losses...        18,980        36,555       46,029
                              ------------  ------------ ------------
NET INTEREST MARGIN.........       443,097       356,882      288,683
                              ------------  ------------ ------------
NONINTEREST REVENUES
Service charges on deposit
 accounts...................        55,727        49,161       46,849
Trust income................        41,659        40,069       37,891
Investment services income..        19,835        16,875       12,715
Mortgage administration
 fees.......................        16,638        17,392       16,222
Investment securities gains.         1,216         4,615       12,266
Other operating revenues....        59,286        36,137       36,559
                              ------------  ------------ ------------
    Total noninterest reve-
     nues...................       194,361       164,249      162,502
                              ------------  ------------ ------------
NONINTEREST EXPENSES
Salaries and employee
 benefits...................       206,012       167,435      148,159
Net occupancy expense.......        33,103        28,144       24,654
Equipment expense...........        34,839        31,313       28,275
FDIC premiums...............        19,260        17,104       15,275
Foreclosed properties
 expense....................        (4,273)       22,106       35,226
Other operating expenses....       131,146       103,954       89,159
                              ------------  ------------ ------------
    Total noninterest ex-
     penses.................       420,087       370,056      340,748
                              ------------  ------------ ------------
INCOME BEFORE INCOME TAXES..       217,371       151,075      110,437
Income taxes................        71,144        43,026       27,636
                              ------------  ------------ ------------
    Net income..............  $    146,227  $    108,049 $     82,801
                              ============  ============ ============
Average common shares
 outstanding................        47,153        42,993       39,957
Earnings per common share...  $       3.10  $       2.51 $       2.07

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                           COMMON  CAPITAL   RETAINED   TREASURY    DEFERRED
                           STOCK   SURPLUS   EARNINGS    STOCK    COMPENSATION   TOTAL
                          -------- --------  ---------  --------  ------------ ----------
                                                 (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1991...................  $ 27,407 $202,323  $ 420,181  $(24,173)   $   (540)  $  625,198
Net income..............       -0-      -0-     82,801       -0-         -0-       82,801
Cash dividends declared.       -0-      -0-    (38,005)      -0-         -0-      (38,005)
Common stock transac-
 tions:
 Employee stock plans...       294    7,567        -0-       -0-      (1,224)       6,637
 Proceeds from stock of-
  fering................     2,760   74,151        -0-       -0-         -0-       76,911
 Three-for-two common
  stock split...........    13,737  (13,737)       -0-       -0-         -0-          -0-
                          -------- --------  ---------  --------    --------   ----------
BALANCE AT DECEMBER 31,
 1991...................    44,198  270,304    464,977   (24,173)     (1,764)     753,542
Net income..............       -0-      -0-    108,049       -0-         -0-      108,049
Cash dividends declared.       -0-      -0-    (44,746)      -0-         -0-      (44,746)
Common stock transac-
 tions:
 Employee stock plans...       481    8,080        -0-       -0-        (651)       7,910
                          -------- --------  ---------  --------    --------   ----------
BALANCE AT DECEMBER 31,
 1992...................    44,679  278,384    528,280   (24,173)     (2,415)     824,755
Balance at begining of
 period for First Sun-
 belt Bankshares, Inc...       537    5,288      2,828       -0-         -0-        8,653
Net income..............       -0-      -0-    146,227       -0-         -0-      146,227
Cash dividends declared.       -0-      -0-    (57,569)      -0-         -0-      (57,569)
Common stock transac-
 tions:
 Employee stock plans...       289    6,031        -0-       -0-        (529)       5,791
 Acquisition of First
  Chattanooga Financial
  Corporation...........     3,470   98,468        -0-       -0-         -0-      101,938
 Acquisition of Mid-
  State Federal Savings
  Bank..................     2,041   58,173        -0-       -0-         -0-       60,214
                          -------- --------  ---------  --------    --------   ----------
BALANCE AT DECEMBER 31,
 1993...................  $ 51,016 $446,344  $ 619,766  $(24,173)   $ (2,944)  $1,090,009
                          ======== ========  =========  ========    ========   ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                          -------------------------------------
                                             1993         1992         1991
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................  $   146,227  $   108,049  $    82,801
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
 Provision for loan losses..............       18,980       36,555       46,029
 Provision for foreclosed property
  losses................................       (3,773)      15,508       29,452
 Depreciation and amortization of
  premises and equipment................       19,951       15,746       14,337
 Amortization of premiums and discounts
  on investment securities and
  securities held for sale..............          470          512        1,573
 Net increase in mortgage loans held for
  sale..................................     (104,311)     (98,904)     (40,770)
 Net (increase) decrease in trading
  account securities....................      (56,198)       2,847       (9,315)
 Proceeds from maturities and
  prepayments of securities held for
  sale..................................      220,096       14,567          -0-
 Proceeds from sales of securities held
  for sale..............................      899,726      686,238      159,467
 Purchases of securities held for sale..   (1,204,389)    (506,513)    (176,947)
 Net gains on sales of securities held
  for sale..............................      (12,863)      (1,009)      (4,202)
 Investment securities gains............       (1,216)      (4,615)     (12,266)
 Net decrease in accrued interest
  receivable and other assets...........      304,058       14,059       42,298
 Net increase (decrease) in accrued
  expenses and other liabilities........       49,275     (344,735)      23,038
 Net increase in deferred income tax
  benefits..............................       (3,118)      (7,222)     (12,313)
 Amortization of intangible assets......       16,631       13,067        9,963
 Other..................................       (1,049)       1,196          336
                                          -----------  -----------  -----------
   Net cash provided (used) by operating
    activities..........................      288,497      (54,654)     153,481
INVESTING ACTIVITIES
Proceeds from maturities and prepayments
 of investment securities...............      884,907      966,451      367,042
Proceeds from sales of investment
 securities.............................       67,543      192,804      689,356
Purchases of investment securities......     (592,074)  (1,334,253)  (1,290,183)
Net decrease (increase) in federal funds
 sold and securities purchased under
 agreements to resell...................       68,623      210,196     (314,888)
Net (increase) decrease in loans........     (652,264)    (441,337)      16,961
Net purchases of premises and equipment.      (45,246)     (35,063)     (18,353)
Net cash used for acquisitions..........      (28,382)         -0-          -0-
                                          -----------  -----------  -----------
   Net cash used by investing
    activities..........................     (296,893)    (441,202)    (550,065)
FINANCING ACTIVITIES
Net (decrease) increase in demand
 deposits and savings accounts..........     (260,168)     364,431      278,709
Net increase (decrease) in time
 deposits...............................      374,848     (343,763)      51,743
Net (decrease) increase in federal funds
 purchased and securities sold under
 agreements to repurchase...............     (272,381)     418,675     (257,013)
Net increase in other borrowed funds....      242,080      129,280      199,897
Increase in long-term debt..............       11,500          -0-       15,000
Payments for maturing long-term debt....      (11,058)      (7,321)      (6,393)
Cash dividends paid.....................      (57,601)     (44,752)     (38,006)
Proceeds from employee stock plans......        4,864        7,214        6,181
Proceeds from stock issuance............          -0-          -0-       76,911
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................       32,084      523,764      327,029
Increase (decrease) in cash and cash
 equivalents............................       23,688       27,908      (69,555)
Cash and cash equivalents at beginning
 of year................................      549,097      521,189      590,744
Beginning consolidated cash balance of
 First Sunbelt
 Bankshares, Inc. ......................        4,221          -0-          -0-
                                          -----------  -----------  -----------
   Cash and cash equivalents at end of
    year................................  $   577,006  $   549,097  $   521,189
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting policies of AmSouth Bancorporation (AmSouth) and the methods of applying those policies which materially affect the accompanying financial statements are presented below.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of AmSouth and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests unless immaterial. Results of operations of companies purchased are included from the dates of acquisition.

CASH FLOWS

  For the Consolidated Statement of Cash Flows, AmSouth has defined cash and cash equivalents as those amounts included in the Consolidated Statement of Condition caption as "Cash and due from banks." For the years ended December 31, 1993, 1992 and 1991 AmSouth paid interest of $313,593,000, $321,180,000 and
$454,518,000, respectively. For the years ended December 31, 1993, 1992, and 1991, noncash transfers from loans to foreclosed properties were $11,422,000, $15,094,000, and $55,360,000, respectively. Noncash transfers from foreclosed properties to loans for the years ended December 31, 1993, 1992, and 1991 were $16,384,000, $22,635,000, and $19,520,000, respectively. For the years ended
December 31, 1993, 1992, and 1991, noncash transfers from investment securities to securities held for sale were $736,721,000, $428,533,000, and $79,750,000, respectively.

TRADING ACCOUNT SECURITIES

  Trading account securities are carried at market. Monthly market adjustments and realized gains or losses on the sale of trading account securities are reported as other operating revenues.

SECURITIES HELD FOR SALE

  AmSouth defines securities held for sale as securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset and liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors. These securities are stated at the lower of aggregate cost or market value. Monthly market adjustments and realized gains or losses upon sale of the securities are classified as other operating revenues.

  In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). The Statement generally will require that debt and equity securities that have readily determinable fair values be carried at fair value unless they are intended to be held to maturity. Securities will be classified as held for investment and carried at amortized cost only if AmSouth has a positive intent and ability to hold those securities to maturity. If not classified as held for investment, such securities would be classified as trading securities or securities available for sale. Net unrealized holding gains or losses for securities available for sale would be excluded from earnings and reported as a separate component of shareholders' equity. In management's opinion, the adoption of Statement 115, effective January 1, 1994, will not have a material impact as of that date on the financial condition of AmSouth.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

  Investment securities are securities which at December 31 management had the intent and ability to hold to maturity. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts on the straight-line method.

MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Monthly market adjustments and realized gains and losses are classified as other operating revenues.

INTEREST RATE SWAPS

  AmSouth, from time to time, enters into interest rate swaps to hedge imbalances in sensitivity to fluctuating interest rates among certain assets and liabilities. Any gains or losses realized are deferred and amortized as yield/rate adjustments of the hedged assets or liabilities over the original life of the swap.

FUTURES AND FORWARD CONTRACTS

  Any gains and losses on futures and forward contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability or anticipated transaction. Futures and forward contracts used for trading purposes are recorded at market value. Changes in market value are recognized in other operating revenues.

LOANS

  Interest income on commercial and real estate loans is accrued daily based upon the outstanding principal amounts except for those classified as nonaccrual loans. Interest income on certain consumer loans is accrued monthly based upon the outstanding principal amounts except for those classified as nonaccrual loans. Interest accrual is discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is maintained at a level which is considered adequate to provide for potential losses based upon management's evaluation of known and inherent risk characteristics of the loan portfolio, the fair value of underlying collateral, recent loan loss experience, current economic conditions, and other pertinent factors. A provision for loan losses is charged to operations based on management's periodic evaluation of these risks.

  In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114). Statement 114 generally will require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flow discounted at the loan's effective interest rate or if collateral dependent, at the fair value of the underlying collateral. Statement 114, when adopted in 1995, is not expected to have a material impact on AmSouth's financial condition or results of operations.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provisions for depreciation and amortization are computed generally by the straight-line method over the estimated useful lives of the assets or terms of the leases, as applicable. The annual provisions for depreciation and amortization have been computed principally using estimated lives of five to forty years for premises and three to ten years for furniture and equipment.

FORECLOSED PROPERTIES

  Foreclosed properties, including in-substance foreclosures, are carried at the lower of the estimated net realizable value or cost and are included in other assets, net of the allowance for foreclosed property losses. For the years ended December 31, 1993, 1992, and 1991, a (reduction)/provision of $(3,773,000), $15,508,000 and $29,452,000 was (credited)/charged to expense and write downs of properties charged to the allowance totaled $2,887,000, $14,701,000 and $22,775,000, respectively. At December 31, 1993, 1992 and 1991, the allowance had a balance of $3,347,000, $7,484,000 and $6,677,000, respectively.

INTANGIBLE ASSETS

  Intangible assets, primarily goodwill and purchased mortgage servicing rights, are included in other assets. Goodwill is amortized on a straight-line basis primarily over twenty to twenty-five years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, AmSouth's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. At December 31, 1993 and 1992, goodwill totaled $130,062,000 and $69,335,000, respectively. Purchased mortgage servicing rights are amortized over the estimated average lives of the related loans. At December 31, 1993 and 1992, purchased mortgage servicing rights totaled $32,649,000 and $29,698,000, respectively.

INCOME TAXES

  The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such timing differences.

  Effective January 1, 1993, AmSouth adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109 deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Prior years' financial statements have not been restated to apply the provisions of Statement 109. The adoption of Statement 109 did not have a material impact on AmSouth's financial condition or results of operations.

PENSION AND OTHER EMPLOYEE BENEFIT PLANS

  AmSouth has pension and other employee benefit plans for the benefit of substantially all regular, full-time employees. The plans are trusteed and noncontributory. Costs of AmSouth's pension plan are actuarially determined by the projected unit credit method with actuarial gains or losses recognized each year and amortized separately.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  AmSouth adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting For Postretirement Benefits Other than Pensions" (Statement 106) as of January 1, 1993. Statement 106 requires employers to recognize postretirement benefits on an accrual basis during the periods employees provide services to earn those benefits. As permitted under Statement 106, AmSouth chose to amortize the transition postretirement benefit obligation of approximately $4,400,000 over a 20 year period on a straight line basis. Net income for the year ended December 31, 1993 included a pre-tax charge of approximately $1,200,000 for the effect of this accounting change.

  The FASB has also issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" which requires employers who provide benefits to former or inactive employees after employment but before retirement to recognize the obligation of postemployment benefits on an accrual basis over the related service period. Adoption is required for fiscal years beginning after December 31, 1993. In management's opinion, the adoption will not have a material impact on the financial condition or results of operations of AmSouth.

EARNINGS PER COMMON SHARE

  Earnings per common share are based on the average outstanding shares of common stock excluding treasury stock. The effects of stock options outstanding and convertible debentures are immaterial to the calculation of earnings per common share.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires the disclosure of estimated fair values for all financial instruments, both assets and liabilities on- and off-balance sheet, for which it is practicable to estimate their value along with pertinent information on those financial instruments for which such values are not available.

  Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of AmSouth's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

  Statement 107 fair value estimates include certain on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, AmSouth has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, premises and equipment, core deposit intangible, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. As a result, the Statement 107 fair value disclosures should not be considered an indication of the fair value of the corporation taken as a whole.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  The following methods and assumptions were used by AmSouth in estimating its fair value disclosures for financial instruments:

    Cash and short-term instruments: The carrying amounts reported in the statement of condition for cash and short-term instruments approximate their fair values.

    Investments: Fair values for investment securities, securities held for sale, trading account securities, and mortgage loans held for sale are based on quoted market prices, where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

    Loans: The fair values of variable rate loans that reprice frequently and have no significant change in credit risk are assumed to approximate carrying values. The fair values for credit card loans and equity lines of credit are estimated using pricing models with assumptions based on current conditions in the secondary market for those instruments. The fair values for other loans (e.g., commercial, commercial real estate, certain mortgage loans and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and estimates of maturity based on AmSouth's historical experience. The carrying amount of accrued interest receivable approximates its fair value.

    Commitments to extend credit and standby letters of credit: The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

    Off-balance sheet instruments: The fair value of interest rate swaps, financial futures, and interest rate caps and floors are obtained from dealer quotes. These values represent the estimated amount the corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

    Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings accounts, and money market and interest-bearing checking accounts is, by definition, equal to the amount payable on demand (carrying amount). The fair value for variable rate fixed-term money market accounts and certificates of deposit approximate their carrying values. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

    Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

    Long-term borrowings: The fair values of long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on AmSouth's current incremental borrowing rates for similar types of borrowing arrangements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE B BUSINESS COMBINATIONS

  During the year ended December 31, 1993, AmSouth completed the following acquisitions which were accounted for using the purchase method of accounting:

                                                                  COMMON
                                                     CONSOLIDATED SHARES  CASH
                              LOCATION        DATE      ASSETS    ISSUED  PAID
                              --------        ----   ------------ ------ -------
                                                           (IN THOUSANDS)
First Chattanooga
 Financial Corporation
 (FCFC)................. Chattanooga, TN    February  $1,000,000  3,470  $ 2,800
Charter Banking
 Corporation (Charter).. St. Petersburg, FL October      105,000    -0-   12,800
Mid-State Federal
 Savings Bank
 (Mid-State)............ Ocala, FL          December     734,000  2,041   32,200

  The resulting goodwill from the acquisitions of FCFC, Charter, and Mid-State of $59.7 million will be amortized on a straight line basis over 20 years.

  The operating results of these acquisitions are included in AmSouth's consolidated statement of earnings since the dates of acquisition. The following unaudited pro forma summary presents the consolidated statement of earnings as if the acquisitions occurred at the beginning of 1992, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. These pro forma results have been prepared for comparison purposes only and do not purport to be indications of what would have occurred had the acquisitions been made as of the beginning of 1992 or of results which may occur in the future.

                                                         YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                            1993        1992
                                                         ----------- -----------
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
     Gross interest margin..............................    $490,629    $456,189
     Net income.........................................     151,901     116,699
     Earnings per common share..........................        3.09        2.41

  During the year ended December 31, 1993, AmSouth completed the following business combinations which were accounted for using the pooling-of-interests method of accounting:

                                                                         COMMON
                                                            CONSOLIDATED SHARES
                                       LOCATION      DATE      ASSETS    ISSUED
                                       --------      ----   ------------ ------
                                                              (IN THOUSANDS)
Mickler Corporation (Mickler)/The
 First National Bank of Clearwater
 (Clearwater)...................... Clearwater, FL October    $436,000   2,987
First Sunbelt Bankshares, Inc.
 (Sunbelt)......................... Rome, GA       December    102,000     537

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  AmSouth's 1993 consolidated financial statements include Mickler/Clearwater, and Sunbelt for the entire year. AmSouth's consolidated financial statements for all periods prior to 1993 have been restated to include Mickler/Clearwater, but have not been restated to include Sunbelt, the effect of which is not material to AmSouth's financial condition or results of operations. Gross interest margin, net income, and earnings per common share have been restated as follows:

                                         NINE MONTHS     YEAR ENDED DECEMBER 31
                                     ENDED SEPTEMBER 30, -----------------------
                                            1993            1992        1991
                                     ------------------- ----------- -----------
                                         (UNAUDITED)
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   AmSouth as reported:
     Gross interest margin..........      $325,780          $375,998    $318,863
     Net income.....................       103,613           102,013      80,370
     Earnings per common share......          2.39              2.55        2.17
   As restated:
     Gross interest margin..........       343,786           393,437     334,712
     Net income.....................       108,112           108,049      82,801
     Earnings per common share......          2.30              2.51        2.07

  During January and February, 1994, AmSouth completed business combinations with Orange Banking Corporation (Orange), headquartered in Orlando, Florida, and FloridaBank, A Federal Savings Bank (FloridaBank), headquartered in Jacksonville, Florida, both of which will be accounted for using the pooling-of-interests method of accounting. AmSouth issued approximately 1,332,000 and 759,000 shares of common stock for all of the outstanding shares of common stock of Orange and FloridaBank, respectively. At December 31, 1993, Orange and FloridaBank had total consolidated assets of $354.4 million and $271.5 million, respectively. In the aggregate, when 1993 is restated for the pooling-of-interests, AmSouth's gross interest margin will be $488.6 million, net income will be $144.9 million, and earnings per common share will be $2.94. These business combinations will not have a material effect on AmSouth's financial condition or results of operations when restated for 1992 and 1991.

  AmSouth has announced the following business combinations which are expected to be completed in 1994, pending all regulatory and shareholder approvals, and will be accounted for using the pooling-of-interests method of accounting:

                                                                 CONSOLIDATED
                                                                    ASSETS
                                                   LOCATION    DECEMBER 31, 1993
                                                   --------    -----------------
                                                         (IN THOUSANDS)
   Parkway Bancorp, Inc........................ Fort Myers, FL     $127,000
   First Federal Savings Bank, Calhoun, GA..... Calhoun, GA          72,000
   Citizens National Corporation............... Naples, FL          300,000
   The Tampa Banking Company................... Tampa, FL           211,000

  On September 12, 1993, AmSouth signed an agreement to acquire Fortune Bancorp, Inc. (Fortune) and its subsidiary, Fortune Bank, a Savings Bank. Upon completion of the transaction, AmSouth will issue a total of approximately 4,481,000 shares and approximately $142.5 million in cash. At December 31, 1993, Fortune had total consolidated assets of approximately $2.7 billion and total consolidated deposits of approximately $1.8 billion. AmSouth anticipates that the acquisition of Fortune will be accounted for using the purchase method of accounting.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE C CASH AND DUE FROM BANKS

  AmSouth's bank subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amount of those reserves for the year ended December 31, 1993 was approximately $124,000,000.

NOTE D SECURITIES HELD FOR SALE

  The amounts at which securities held for sale are carried and their approximate fair market values at December 31 are summarized as follows:

                                            1993                                      1992
                         ------------------------------------------- ---------------------------------------
                                      GROSS      GROSS                          GROSS      GROSS
                          CARRYING  UNREALIZED UNREALIZED   MARKET   CARRYING UNREALIZED UNREALIZED  MARKET
                           AMOUNT     GAINS      LOSSES     VALUE     AMOUNT    GAINS      LOSSES    VALUE
                         ---------- ---------- ---------- ---------- -------- ---------- ---------- --------
                                                           (IN THOUSANDS)
U.S. Treasury and
 federal agency
 securities............. $  446,929   $1,279      $632    $  447,576 $ 60,691   $2,852      $-0-    $ 63,543
Mortgage-backed
 securities.............    803,276    8,319       199       811,396  226,037    3,967       -0-     230,004
Other securities........     38,991      176       -0-        39,167   49,954        7       -0-      49,961
                         ----------   ------      ----    ---------- --------   ------      ----    --------
                         $1,289,196   $9,774      $831    $1,298,139 $336,682   $6,826      $-0-    $343,508
                         ==========   ======      ====    ========== ========   ======      ====    ========

  The carrying amount and approximate market value of securities held for sale by maturity at December 31, 1993, were as follows:

                                                           CARRYING    MARKET
                                                            AMOUNT     VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Due within 1 year..................................... $   67,248 $   67,554
   Due after 1 year through 5 years......................    359,052    359,337
   Due after 5 years through 10 years....................     26,761     27,244
   Due after 10 years....................................     32,859     32,608
   Mortgage-backed securities............................    803,276    811,396
                                                          ---------- ----------
                                                          $1,289,196 $1,298,139
                                                          ========== ==========

  Sales of securities held for sale were $990,840,000 and $685,229,000, during 1993 and 1992, respectively. Gross gains of $13,797,000 and $4,208,000 and gross losses of $934,000 and $3,199,000 were realized on these sales for 1993 and 1992, respectively.

  Securities held for sale with a carrying amount of $487,431,000 and $233,375,000 at December 31, 1993 and 1992, respectively, were pledged for collateral for public funds and trust deposits.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE E INVESTMENT SECURITIES

  The amounts at which investment securities are carried and their approximate fair market values at December 31 are summarized as follows:

                                            1993                                        1992
                         ------------------------------------------- -------------------------------------------
                                      GROSS      GROSS                            GROSS      GROSS
                          CARRYING  UNREALIZED UNREALIZED   MARKET    CARRYING  UNREALIZED UNREALIZED   MARKET
                           AMOUNT     GAINS      LOSSES     VALUE      AMOUNT     GAINS      LOSSES     VALUE
                         ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                             (IN THOUSANDS)
U.S. Treasury and
 federal agency
 securities............. $  175,658  $ 8,092     $    6   $  183,744 $  196,694  $ 7,062     $  158   $  203,598
State, county and
 municipal securities...    352,534   27,733        122      380,145    406,187   23,058        161      429,084
Mortgage-backed
 securities.............  1,073,002   18,206      2,947    1,088,261  1,709,612   30,069      4,042    1,735,639
Other securities........     17,039       24         94       16,969    102,391    3,511         30      105,872
                         ----------  -------     ------   ---------- ----------  -------     ------   ----------
                         $1,618,233  $54,055     $3,169   $1,669,119 $2,414,884  $63,700     $4,391   $2,474,193
                         ==========  =======     ======   ========== ==========  =======     ======   ==========

  The carrying amount and approximate market value of investment securities by maturity at December 31, 1993, were as follows:

                                                           CARRYING    MARKET
                                                            AMOUNT     VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Due in one year or less............................... $   39,552 $   40,017
   Due after 1 year through 5 years......................    214,466    228,215
   Due after 5 years through 10 years....................    190,167    204,315
   Due after ten years...................................    101,045    108,310
   Mortgage-backed securities............................  1,073,003  1,088,262
                                                          ---------- ----------
                                                          $1,618,233 $1,669,119
                                                          ========== ==========

  Sales of investment securities were $66,327,000 and $188,185,000 during 1993 and 1992, respectively. Gross gains of $1,342,000 and $4,619,000 and gross losses of $126,000 and $4,000 were realized on these sales for 1993 and 1992, respectively.

  Investment securities with a carrying amount of $974,164,000 and $1,344,388,000 at December 31, 1993 and 1992, respectively, were pledged as collateral for public funds and trust deposits.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE F LOANS

  The major categories of loans at December 31 are summarized as follows:

                                                  1993               1992
                                           ------------------ ------------------
                                             AMOUNT   PERCENT   AMOUNT   PERCENT
                                           ---------- ------- ---------- -------
                                                  (DOLLARS IN THOUSANDS)
Commercial................................ $2,373,517   29.7% $2,290,113   36.9%
Commercial real estate:
  Commercial real estate mortgage.........  1,056,752   13.2     888,000   14.3
  Real estate construction................    342,534    4.3     236,223    3.8
                                           ----------  -----  ----------  -----
    Total commercial real estate..........  1,399,286   17.5   1,124,223   18.1
                                           ----------  -----  ----------  -----
Consumer:
  Residential first mortgages.............  2,262,669   28.3   1,060,889   17.1
  Other residential mortgages.............    487,984    6.1     442,276    7.1
  Dealer indirect.........................    599,031    7.4     495,857    8.0
  Other consumer..........................    877,438   11.0     793,761   12.8
                                           ----------  -----  ----------  -----
    Total consumer........................  4,227,122   52.8   2,792,783   45.0
                                           ----------  -----  ----------  -----
                                           $7,999,925  100.0% $6,207,119  100.0%
                                           ==========  =====  ==========  =====

  At December 31, 1993 and 1992, nonaccrual and/or restructured loans totaled $48,038,000 and $56,576,000, respectively. The amount of interest income actually recognized on these loans during 1993 and 1992 was $130,000 and $735,000, respectively. The additional amount of interest income that would have been recorded during 1993 and 1992 if the above amounts had been current in accordance with their original terms was $3,461,000 and $4,291,000, respectively.

  Certain directors of AmSouth and its significant subsidiaries, including their immediate families and companies in which they are principal owners, were loan customers of AmSouth during 1993 and 1992. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1993 and 1992 amounted to $84,225,000 and $92,760,000, respectively. Activity during 1993 in loans to related parties resulted in additions of $141,378,000 representing new loans, reductions of $150,580,000 representing payments, and net additions of $667,000 representing other changes.

  The fair value estimate of net loans as of December 31, 1993 is $7,904 million compared to the net book value of $7,812 million. Management has made estimates of the fair value based on assumptions that it believes to be reasonable as discussed in Note A. However, because there is no market for many of these loans, management has no basis to determine whether the fair value computed would be indicative of the value negotiated in an actual sale.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE G ALLOWANCE FOR LOAN LOSSES

  A summary of changes in the allowance for loan losses is shown below:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Balance at January 1........................... $ 92,945  $ 89,144  $ 87,660
   Loans charged off..............................  (33,847)  (44,316)  (59,157)
   Recoveries of loans previously charged off.....   16,366    11,562    14,612
                                                   --------  --------  --------
   Net charge-offs................................  (17,481)  (32,754)  (44,545)
   Addition to allowance charged to expense.......   18,980    36,555    46,029
   Allowance acquired in bank purchases...........   23,645       -0-       -0-
                                                   --------  --------  --------
   Balance at December 31......................... $118,089  $ 92,945  $ 89,144
                                                   ========  ========  ========

NOTE H PREMISES AND EQUIPMENT

  Premises and equipment at December 31 are summarized as follows:

                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $ 33,897 $ 21,264
   Buildings.................................................  135,269  111,540
   Furniture and fixtures....................................   43,282   32,006
   Equipment.................................................  102,623   96,193
   Leasehold improvements....................................   34,334   30,936
                                                              -------- --------
                                                               349,405  291,939
   Less allowances for depreciation and amortization.........  132,690  126,845
                                                              -------- --------
                                                              $216,715 $165,094
                                                              ======== ========

NOTE I DEPOSITS

  The carrying amounts and fair values of deposits consisted of the following at December 31, 1993:

                                                                CARRYING  FAIR
                                                                 AMOUNT  VALUE
                                                                -------- ------
                                                                 (IN MILLIONS)
   Deposits with no defined maturities.........................  $5,598  $5,598
   Deposits with fixed maturities..............................   3,970   4,013
                                                                 ------  ------
                                                                 $9,568  $9,611
                                                                 ======  ======

  As disclosed in Note A, Statement 107 defines the fair value of deposits with no defined maturities as the amount payable on demand, and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is neither considered in the above fair value amounts nor is it recorded as an intangible asset in the balance sheet.

  The aggregate amounts of time deposits of $100,000 or more, excluding certificates of deposit of $100,000 or more, in domestic bank offices at December 31, 1993 and 1992 were $181,841,000 and $125,230,000 respectively.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE J OTHER BORROWED FUNDS

  Other borrowed funds at December 31 is summarized as follows:

                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   Treasury, tax and loan note............................... $329,963 $266,986
   Term federal funds purchased..............................  130,000   46,000
   Securities sold short.....................................   90,361      396
   Eurodollars purchased.....................................   11,194   15,266
   Commercial paper..........................................    1,968    3,129
   Current portion of long-term debt.........................      150      500
   Other short-term debt.....................................   48,432   14,958
                                                              -------- --------
                                                              $612,068 $347,235
                                                              ======== ========

  At December 31, 1993, AmSouth had lines of credit arrangements for short-term debt with two banks enabling the parent company to borrow up to $21,000,000 subject to such terms as AmSouth and the banks may mutually agree. These arrangements are reviewed annually for renewal of the credit lines. AmSouth pays commitment fees of 1/4% per annum on $1,000,000 of these lines which is available solely to support commercial paper borrowings. Neither of the lines was in use at December 31, 1993.

NOTE K LONG-TERM DEBT

  Long-term debt at December 31 is summarized as follows:

                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   Subordinated Capital Notes Due 1999....................... $ 99,311 $ 99,182
   Federal Home Loan Bank advances...........................   28,472      -0-
   Floating Rate Notes Due 1999..............................    7,951    8,524
   7 1/2% Convertible Subordinated Debentures................    3,598    3,377
   Long-term notes payable...................................   23,810   25,162
                                                              -------- --------
                                                              $163,142 $136,245
                                                              ======== ========

  The Subordinated Capital Notes Due 1999 were issued in 1987 at a discounted price of 99 1/8. The net proceeds to AmSouth after commissions totaled $98,450,000 for an effective rate to maturity of 9.60%. The notes will mature on May 1, 1999 and will be repaid with either equity securities with a market value of $100,000,000 or with cash generated from the sale of equity securities.

  Advances from the Federal Home Loan Bank had maturities ranging from 1996 to 2013 and interest rates ranging from 3.00% to 9.30%.

  The average outstanding balance and average interest rate for 1993 on the Floating Rate Notes Due 1999 were $8,172,000 and 4.03%, respectively. The rate per annum for each semiannual period is the higher of one percent above the three month Treasury Bill rate or a rate fixed by AmSouth. The interest rate payable for the period ending February 28, 1994 is 4.05%. The notes are redeemable at the option of the holder on any March 1 or September 1 at their principal amount plus accrued interest.

  The 7 1/2% Convertible Subordinated Debentures, due 2001, are redeemable on August 1, 1996 and debentureholders may thereafter elect, during the 30-day period following the call, to convert their debentures

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
into either $170.91 cash per $100 principal amount, or 17.18199 shares of AmSouth common stock (maximum of 419,103 shares) or a combination of each. The redemption premium is being amortized to August 1, 1996.

  Long-term notes payable at December 31, 1993, included $23,359,000 of notes maturing from 2006 to 2017 with interest rates ranging from 3.25% to 5.22%. The remaining $451,000 of notes will mature in 1997 and have an interest rate of 9.00%.

  The fair value of long-term debt at December 31, 1993 is approximately $178.5 million, based on the current interest rate environment.

  The aggregate maturities of long-term debt outstanding at December 31, 1993 are summarized as follows:

                                                                  (IN THOUSANDS)
   1994..........................................................    $    150
   1995..........................................................         150
   1996..........................................................      13,150
   1997..........................................................         150
   1998..........................................................         -0-
   Thereafter....................................................     149,692
                                                                     --------
                                                                      163,292
   Less current portion of long-term debt........................         150
                                                                     --------
                                                                     $163,142
                                                                     ========

  On December 21, 1993, the Securities and Exchange Commission declared AmSouth's registration statement on Form S-3 effective pursuant to which AmSouth may offer from time to time not more than $300 million of unsecured senior debt securities, unsecured subordinated debt securities, and/or warrants to purchase such debt securities.

NOTE L OFF-BALANCE SHEET FINANCIAL AGREEMENTS

  AmSouth enters into a variety of financial instrument agreements to help customers manage their exposure to interest rate and foreign currency fluctuations, and finance international activities. AmSouth also trades in similar instruments to manage its exposure to changes in interest and foreign exchange rates, as well as to profit from arbitrage opportunities.

  Futures and forward contracts provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These contracts represent commitments either to purchase or sell securities, other money market instruments, or foreign currency at a future date and at a specified price. AmSouth is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that another party will fail to perform. The gross contract amount of futures and forward contracts represents the extent of AmSouth's involvement. However, those amounts significantly exceed the future cash requirements as AmSouth intends to close out open trading positions prior to settlement and thus is subject only to the change in value of the instruments. The gross amount of contracts represents AmSouth's maximum exposure to credit risk.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  Interest rate swaps are agreements to exchange interest payments computed on notional amounts. Swaps subject AmSouth to market risk associated with changes in interest rates, as well as the risk that another party will fail to perform. Interest rate caps and floors are contracts in which a counterparty pays or receives a cash payment from another counterparty if a floating rate index rises above or falls below a predetermined level.

  Market risk resulting from a position in a particular off-balance sheet financial instrument may be offset by other on- or off-balance sheet transactions. AmSouth monitors overall sensitivity to interest rate changes by analyzing the net effect of potential changes in interest rates on the market value of both on- and off-balance sheet financial instruments and the related future cash flow streams. AmSouth manages the credit risk of counterparty defaults in these transactions by limiting the total amount of arrangements outstanding, both by individual counterparty and in the aggregate, and by monitoring the size and maturity structure of the off-balance sheet portfolio.

  The following table identifies the gross contract or notional amounts of off-balance sheet financial instruments:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                                (IN MILLIONS)
   Forward contracts--commitments to sell.................... $  338.0 $  202.3
   Notional amount of interest rate swaps:
     Receive fixed rate......................................    218.6    366.4
     Receive variable rate...................................  1,053.6    901.4
   Notional amount of interest rate caps and floors..........  1,034.7  1,056.0
   Forward foreign exchange contracts:
     Commitments to purchase.................................     16.1     33.0
     Commitments to sell.....................................     18.8     30.0
   Written options sold......................................     97.0      1.5

  The fair value of the off-balance sheet financial instruments at December 31, 1993 is approximately $9.8 million.

NOTE M COMMITMENTS AND CONTINGENCIES

  AmSouth and its subsidiaries lease land, premises, and equipment under cancellable and noncancellable leases some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes.

  The total rental expense on operating leases is shown below:

                                                         YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Minimum rentals...................................... $22,896 $23,068 $20,617
   Contingent rentals...................................      37      55      47
                                                         ------- ------- -------
                                                         $22,933 $23,123 $20,664
                                                         ======= ======= =======

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  Future minimum payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1993:

                                                                    OPERATING
                                                                      LEASES
                                                                  --------------
                                                                  (IN THOUSANDS)
   1994..........................................................    $ 21,620
   1995..........................................................      17,550
   1996..........................................................      14,659
   1997..........................................................      12,673
   1998..........................................................      11,874
   Thereafter....................................................      68,232
                                                                     --------
                                                                     $146,608
                                                                     ========

  AmSouth and its subsidiaries are contingently liable with respect to various loan commitments and other contingent liabilities in the normal course of business. AmSouth's maximum exposure to credit loss for loan commitments (unfunded loans and unused lines of credit), standby letters of credit, loans sold with recourse, and securities underwriting at December 31, 1993 was as follows (in millions):

   Commitments to extend credit........................................ $3,955.8
   Standby letters of credit...........................................    497.6
   Loans sold with recourse............................................     43.6
   Securities underwriting.............................................     37.7

  The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to the company's credit policies. Collateral is obtained based on management's assessment of the customer.

  The estimated fair value of commitments to extend credit and standby letters of credit at December 31, 1993 is approximately $1.9 million.

  At December 31, 1993, AmSouth had a contract with a related party for the construction of a training and administration facility in the Birmingham, Alabama area. This contract represents approximately $64.0 million of the estimated total construction cost of $100.0 million.

  Various legal proceedings are pending against AmSouth and its subsidiaries. Based upon legal counsel's opinion, management considers that any liability resulting from various legal proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

NOTE N SHAREHOLDERS' EQUITY

  AmSouth offers a Dividend Reinvestment and Common Stock Purchase Plan, whereby shareholders can reinvest dividends to acquire shares of common stock. Shareholders may also invest additional cash up to $5,000 per quarter with no brokerage commissions or fees charged.

  On June 15, 1989, AmSouth's Board of Directors approved a Stockholder Protection Rights Agreement and distributed Rights to common shareholders. Each Right entitles its registered holder, upon occurrence of certain events, to purchase from AmSouth one one-hundredth of a share of Series A Preferred Stock, without par value, for $115, subject to adjustment. The Rights will be exercisable only if a person or group acquires 15% or more of AmSouth's common stock or commences a tender offer that will result in such

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
person or group owning 15% or more of AmSouth's common stock. The Rights may be redeemed by action of the Board of Directors for one cent per Right.

  In August 1991, AmSouth completed a public sale of 2,760,000 shares of its common stock, par value $1.00 per share, which generated net proceeds of $76,911,000.

  In November 1991, AmSouth's Board of Directors authorized a three-for-two common stock split. The common stock split was payable to shareholders of record as of December 13, 1991, and the shares were issued in January 1992. Accordingly, the equity accounts and the shares of common stock issued and outstanding at December 31, 1991 were adjusted to reflect the common stock split.

  At the Annual Meeting of Shareholders on April 15, 1993, an amendment of AmSouth's Restated Certificate of Incorporation to increase the authorized common stock, $1.00 par value, from 75,000,000 to 200,000,000 shares was approved.

  At December 31, 1993, there were 121,558 shares reserved for issuance under the Dividend Reinvestment and Common Stock Purchase Plan, 1,874,727 shares reserved for issuance under stock compensation plans and 256,838 shares reserved for issuance under the employee stock purchase plan for a total of 2,253,123 shares.

  As disclosed in Note B, approximately 9,035,000 shares of common stock were issued for various acquisitions that were consummated during 1993.

NOTE O LONG-TERM INCENTIVE COMPENSATION PLAN

  AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock awards, and stock appreciation rights.

  The following table summarizes the activity relating to stock options during 1991, 1992 and 1993:

                                                NUMBER
                                               OF SHARES  OPTION PRICE PER SHARE
                                               ---------  ----------------------
   Balance at January 1, 1991................. 1,220,083      $10.17-$22.00
   Options exercised..........................  (321,081)      10.17- 20.67
   Options forfeited..........................   (66,717)      15.75- 20.67
   Options granted............................   443,250          16.67
                                               ---------
   Balance at December 31, 1991............... 1,275,535       10.17- 22.00
   Options exercised..........................  (404,773)      10.17- 22.00
   Options forfeited..........................    (2,500)         26.50
   Options granted............................   200,900          26.50
                                               ---------
   Balance at December 31, 1992............... 1,069,162       13.42- 26.50
   Options exercised..........................  (191,488)      13.42- 26.50
   Options forfeited..........................   (13,570)      15.92- 29.75
   Options granted............................   196,100       28.38- 29.75
                                               ---------
   Balance at December 31, 1993............... 1,060,204       15.75- 29.75
                                               =========

  The option period for the stock options is ten years. Of the options outstanding at December 31, 1993, those granted during 1993 have a one year restriction period from the date of grant. All other options outstanding were exercisable.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  AmSouth also has issued common stock as restricted stock awards to key officers with the restriction that they remain employed with AmSouth for a period ranging from three to five years at the same or a higher level. During 1991, 96,300 restricted shares were awarded, 3,375 shares of restricted stock awards were forfeited and the restrictions were removed on 87,300 shares. During 1992, 57,000 restricted shares were awarded and 12,000 shares of restricted stock awards were forfeited. During 1993, 51,875 restricted shares were awarded, 11,200 shares of restricted stock awards were forfeited and the restrictions were removed on 35,200 shares. At December 31, 1993, AmSouth had 197,775 shares of common stock outstanding representing restricted stock awards.

  At December 31, 1993, there were no stock appreciation rights outstanding.

NOTE P RESTRICTIONS ON TRANSFER OF FUNDS

  Certain restrictions exist regarding the ability of banking subsidiaries to transfer funds to the parent company as loans, advances or dividends. The approval of regulatory authorities is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1993, $149,960,000 of the subsidiary banks' net assets were available for dividends without prior regulatory approval. Substantially all of the parent company's retained earnings at December 31, 1993 and 1992 represented undistributed earnings of its banking subsidiaries.

NOTE Q PENSION AND OTHER EMPLOYEE BENEFIT PLANS

  As of December 31, 1993, AmSouth maintained a corporate pension plan, which covers substantially all regular full-time employees. The pension plan benefits are based on years of service and the employee's compensation during the last 120 months of employment. AmSouth's policy is to fund the minimum level allowed by ERISA.

  Net periodic pension cost includes the following components:

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Service cost of the current period............ $  4,332  $  4,084  $  3,655
   Interest cost on the projected benefit
    obligation...................................    9,690     8,810     8,073
   Actual return on assets held in the plan......  (16,549)  (16,409)  (21,728)
   Net amortization of transition asset and net
    gain.........................................    4,699     5,578    11,010
   Expense for enhanced retirement benefit
    offering.....................................   11,400       -0-       -0-
                                                  --------  --------  --------
   Pension expense............................... $ 13,572  $  2,063  $  1,010
                                                  ========  ========  ========

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  The following table sets forth the funded status of the plan and the amounts shown in the accompanying Consolidated Statement of Condition at December 31:

                                                             1993       1992
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Actuarial present value of accumulated plan benefits:
     Vested..............................................  $ 134,711  $  87,899
     Nonvested...........................................      4,409      4,954
                                                           ---------  ---------
   Accumulated benefit obligation........................  $ 139,120  $  92,853
                                                           =========  =========
   Actuarial present value of projected benefit
    obligation for service rendered to date..............  $(157,932) $(114,269)
   Plan assets at fair value, primarily listed stocks and
    bonds and U.S. obligations...........................    152,423    140,087
                                                           ---------  ---------
   Plan assets (less than) in excess of projected benefit
    obligation...........................................     (5,509)    25,818
   Recognition of transfer of plan assets in excess of
    projected benefit obligation.........................      3,053      3,053
   Unrecognized net gain from past experience different
    from that assumed and effects of changes in
    assumptions..........................................     (5,381)   (25,094)
   Unrecognized net transition asset.....................     (6,125)    (7,305)
                                                           ---------  ---------
   Accrued pension cost included in other liabilities....  $ (13,962) $  (3,528)
                                                           =========  =========

  The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 5.00%, respectively, at December 31, 1993, 8.50% and 5.50%, respectively, at December 31, 1992 and 8.50% and
6.00%, respectively, at December 31, 1991. The average expected long-term rate of return on plan assets is approximately 8.50% at December 31, 1993 and 1992, and 9.00% at December 31, 1991. At December 31, 1993, the plan assets included AmSouth common stock with a market value of $10,331,000.

  AmSouth also maintains a thrift plan which covers substantially all regular full-time employees. AmSouth makes matching contributions of 50% of each employee's contributions to the thrift plan, up to 5% of their base pay. The cost of the thrift plan for the years ended December 31, 1993, 1992, and 1991 was $2,075,000, $2,128,000, and $1,839,000, respectively.

  AmSouth also sponsors other postretirement benefit plans. In 1993, AmSouth adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" (Statement 106). The effect of the adoption of Statement 106 did not have a material impact on the financial condition or results of operations of AmSouth.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE R INCOME TAXES

  The provisions for income taxes charged to earnings are summarized as follows:

                                                      YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                      1993     1992      1991
                                                     -------  -------  --------
                                                          (IN THOUSANDS)
   Current tax expense:
     Federal........................................ $67,848  $42,651  $ 34,172
     State..........................................   9,326    7,597     5,777
                                                     -------  -------  --------
                                                      77,174   50,248    39,949
                                                     -------  -------  --------
   Deferred tax benefit:
     Federal........................................  (5,179)  (5,599)  (10,935)
     State..........................................    (851)  (1,623)   (1,378)
                                                     -------  -------  --------
                                                      (6,030)  (7,222)  (12,313)
                                                     -------  -------  --------
                                                     $71,144  $43,026  $ 27,636
                                                     =======  =======  ========

  During 1992 and 1991, deferred income taxes were provided for timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effects of these differences for 1992 and 1991 were as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                           1992        1991
                                                        ----------- -----------
                                                            (IN THOUSANDS)
   Depreciation........................................ $      158  $       887
   Provision for loan losses...........................     (1,595)        (286)
   Lease rentals.......................................     (3,142)      (3,446)
   Recapture of bad debt reserves......................        (15)        (103)
   Write-downs on foreclosures.........................     (1,388)      (7,877)
   Other...............................................     (1,240)      (1,488)
                                                        ----------  -----------
                                                           $(7,222)    $(12,313)
                                                        ==========  ===========

  The differences between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Tax at federal income tax rate................ $ 76,080  $ 51,684  $ 37,814
   State and local income taxes, net of federal
    tax benefits.................................    5,508     3,747     2,893
   Disallowed interest expense...................      978     1,247     1,920
   Tax exempt interest...........................  (12,478)  (14,492)  (16,775)
   Other.........................................    1,056       840     1,784
                                                  --------  --------  --------
                                                  $ 71,144  $ 43,026  $ 27,636
                                                  ========  ========  ========

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

  The significant temporary differences which create deferred tax assets and liabilities at December 31, 1993 are as follows (in thousands):

   Deferred tax assets:
     Provision for loan losses........................................ $ 42,353
     Accrued early retirement benefits................................    4,587
     Lease rentals....................................................    7,599
     Other............................................................   23,748
                                                                       --------
                                                                         78,287
                                                                       --------
   Deferred tax liabilities:
     Depreciation.....................................................  (16,266)
     Recapture of bad debt reserves-acquired thrifts..................  (10,865)
     Other............................................................  (19,642)
                                                                       --------
                                                                        (46,773)
                                                                       --------
   Net deferred tax asset............................................. $ 31,514
                                                                       ========

  Income taxes paid were $67,120,000, $42,895,000, and $35,316,000, for 1993,
1992, and 1991, respectively.

  Applicable income taxes of $457,000, $1,694,000, and $4,502,000 on investment securities gains for 1993, 1992, and 1991, respectively, are included in the provision for income taxes.

NOTE S OTHER OPERATING REVENUES AND OTHER OPERATING EXPENSES

  The components of other operating revenues and other operating expenses are as follows:

                                                        YEAR ENDED DECEMBER 31
                                                       -------------------------
                                                         1993     1992    1991
                                                       -------- -------- -------
                                                            (IN THOUSANDS)
   Other operating revenues:
     Credit card income............................... $ 13,129 $ 10,691 $ 9,945
     Gains on sale of securities held for sale........   12,863    1,009   4,202
     Other............................................   33,294   24,437  22,412
                                                       -------- -------- -------
       Total other operating revenues................. $ 59,286 $ 36,137 $36,559
                                                       ======== ======== =======
   Other operating expenses:
     Postage and office supplies...................... $ 18,234 $ 15,774 $14,476
     Professional fees................................    9,898    8,226   7,391
     Amortization of intangibles......................   16,631   13,067   9,963
     Other............................................   86,383   66,887  57,329
                                                       -------- -------- -------
       Total other operating expenses................. $131,146 $103,954 $89,159
                                                       ======== ======== =======

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTE T CONDENSED PARENT COMPANY INFORMATION

                             STATEMENT OF CONDITION

                                                                DECEMBER 31
                                                            -------------------
                                                               1993      1992
                                                            ---------- --------
                                                              (IN THOUSANDS)
ASSETS
Investment in subsidiaries................................. $1,125,324 $830,228
Loans......................................................     32,400   19,800
Securities purchased under agreements to resell............      9,900    4,707
Other earning assets.......................................     20,405   74,500
Other assets...............................................     21,929   16,476
                                                            ---------- --------
                                                            $1,209,958 $945,711
                                                            ========== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper........................................... $    1,968 $  3,129
Subordinated Capital Notes.................................     99,311   99,182
Other long-term debt.......................................     16,150   16,652
Other borrowed funds.......................................        150      500
Accrued interest payable and other liabilities.............      2,370    1,493
                                                            ---------- --------
    Total liabilities......................................    119,949  120,956
Shareholders' equity.......................................  1,090,009  824,755
                                                            ---------- --------
                                                            $1,209,958 $945,711
                                                            ========== ========

                             STATEMENT OF EARNINGS

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1993      1992     1991
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
INCOME
  Dividends from subsidiaries..................... $ 68,505  $ 53,946  $66,223
  Interest and other..............................    4,658     2,942    2,548
                                                   --------  --------  -------
                                                     73,163    56,888   68,771
                                                   --------  --------  -------
EXPENSES
  Interest........................................   10,526    10,919   11,728
  Other...........................................    4,724     4,125    3,591
                                                   --------  --------  -------
                                                     15,250    15,044   15,319
                                                   --------  --------  -------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDIS-
 TRIBUTED EARNINGS OF SUBSIDIARIES................   57,913    41,844   53,452
Income taxes (credit).............................   (3,502)   (3,967)  (3,826)
                                                   --------  --------  -------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
 SUBSIDIARIES.....................................   61,415    45,811   57,278
Equity in undistributed earnings of subsidiaries..   84,812    62,238   25,523
                                                   --------  --------  -------
    NET INCOME.................................... $146,227  $108,049  $82,801
                                                   ========  ========  =======

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income..................................... $146,227  $108,049  $ 82,801
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of goodwill.....................    2,386     2,386     2,930
    Other amortization...........................    1,772       961       477
    Increase in accrued interest receivable and
     other assets................................      (97)     (257)     (709)
    Increase (decrease) in accrued expenses and
     other liabilities...........................      752      (728)      695
    Equity in undistributed earnings of subsidi-
     aries.......................................  (84,812)  (62,238)  (25,523)
                                                  --------  --------  --------
      Net cash provided by operating activities..   66,228    48,173    60,671
                                                  --------  --------  --------
INVESTING ACTIVITIES
  Net increase in advances to subsidiaries.......   (8,600)   (7,800)   (9,500)
  Net decrease (increase) in short-term invest-
   ments.........................................   48,902     5,752   (71,150)
  Capital contributions to subsidiaries..........   (3,000)   (1,000)  (18,000)
  Distribution from subsidiary...................      -0-     2,270       -0-
  Net purchases of premises and equipment........   (5,405)   (4,761)      -0-
  Net cash used for acquisitions.................  (44,119)      -0-       -0-
                                                  --------  --------  --------
      Net cash used by investing activities......  (12,222)   (5,539)  (98,650)
                                                  --------  --------  --------
FINANCING ACTIVITIES
  Net (decrease) increase in commercial paper....   (1,161)       63    (1,097)
  Payments on long-term debt.....................   (1,073)   (4,671)   (5,904)
  Cash dividends paid............................  (57,601)  (44,752)  (38,006)
  Proceeds from employee benefit plans...........    4,864     7,214     6,181
  Proceeds from stock offering...................      -0-       -0-    76,911
                                                  --------  --------  --------
      Net cash (used) provided by financing ac-
       tivities..................................  (54,971)  (42,146)   38,085
                                                  --------  --------  --------
(Decrease) increase in cash......................     (965)      488       106
Cash at beginning of year........................    1,091       603       497
Beginning cash balance of First Sunbelt
 Bankshares, Inc. ...............................    1,180       -0-       -0-
                                                  --------  --------  --------
      Cash at end of year........................ $  1,306  $  1,091  $    603
                                                  ========  ========  ========

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE U QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Selected quarterly results of operations for the four quarters ended December 31, 1993 and 1992 are as follows:

                                        1993                                 1992
                         ------------------------------------ -----------------------------------
                          FOURTH   THIRD     SECOND   FIRST    FOURTH   THIRD    SECOND   FIRST
                         QUARTER  QUARTER   QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                         -------- --------  -------- -------- -------- -------- -------- --------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue from earning
 assets................. $196,895 $197,746  $194,631 $187,689 $173,699 $173,622 $176,650 $180,545
Interest expense........   78,604   80,849    79,499   75,932   69,552   73,300   80,182   88,045
Gross interest margin...  118,291  116,897   115,132  111,757  104,147  100,322   96,468   92,500
Provision for loan
 losses.................    4,620     (349)    7,705    7,004    9,857   12,530    7,315    6,853
Investment securities
 gains..................      131      101        23      961        7       55       43    4,510
Income before income
 taxes..................   55,571   54,609    55,078   52,113   39,161   39,873   36,633   35,408
Net income..............   38,115   35,805    37,110   35,197   28,242   27,970   26,251   25,586
Per common share
  Net income............      .80      .76       .78      .76      .66      .65      .61      .60
  Cash dividends
   declared.............      .35      .29       .29      .29      .29      .26      .26      .26
  Market price range
   High.................   31 1/2   33 5/8    35 7/8   34 1/8   32 5/8       29   31 1/8   27 3/8
   Low..................   27 3/8   29 1/4    30 3/8   29 5/8   26 7/8       26   26 1/8   21 3/8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8, 10, and 11 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1994 (the Proxy Statement) is incorporated herein by reference. Information on AmSouth's executive officers is included in
Part I of this report. Current director Mr. B. Phil Richardson will retire as a director effective April 21, 1994 pursuant to the mandatory retirement provisions of AmSouth's bylaws. Mr. Richardson, age 68, has served as a director of AmSouth since 1980 and during the last five years has been Executive Vice President--Operations of Alfa Insurance Companies (auto, fire casualty and life insurance). Mr. Richardson is also a director of Alfa Corporation.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 14 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 15 through 22 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Principal Holders Thereof" at pages 2 through 5 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Transactions" at pages 14 and 15 and in paragraphs (a), (b), and (c) under the caption "Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" at page 19 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENT SCHEDULES

  The following report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries are included in Item 8:

  Report of Independent Auditors
  Consolidated Statement of Condition -- December 31, 1993 and 1992 Consolidated Statement of Earnings -- Years ended December 31, 1993, 1992, and 1991
  Consolidated Statement of Shareholders' Equity -- Years ended December 31, 1993, 1992, and 1991
  Consolidated Statement of Cash Flows -- Years ended December 31, 1993, 1992, and 1991
  Notes to Consolidated Financial Statements -- Years ended December 31, 1993, 1992, and 1991

FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed during the fourth quarter of 1993:

  a) Report on form 8-K filed October 18, 1993 reporting AmSouth's preliminary results of operations through the third quarter of 1993.

  b) Report on Form 8-K filed November 24, 1993 to present pro forma financial statements reflecting certain pending acquisitions, including
     (i) an Unaudited Pro Forma Condensed Statement of Condition as of September 30, 1993, and (ii) Unaudited Pro Forma Combined Condensed Statements of Earnings for the year ended December 31, 1992 and the nine months ended September 30, 1993.

  c) Report on Form 8-K filed December 21, 1993 reporting the completion of the acquisition of Mid-State Federal Savings Bank.

(C) EXHIBITS

  The exhibits listed in the Exhibit Index at page 72 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmSouth Bancorporation


                                          By         /s/ John W. Woods
                                             ----------------------------------
                                                       JOHN W. WOODS
                                               Chairman of the Board, Chief
                                              Executive Officer and President
                                          Date: March 21, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


By         /s/ John W. Woods              By    /s/ M. List Underwood, Jr.
   ----------------------------------        ----------------------------------
             JOHN W. WOODS                        M. LIST UNDERWOOD, JR.
     Chairman of the Board, Chief           Executive Vice President and Chief
  Executive Officer, President and A           Financial Officer (Principal
     Director (Principal Executive                  Financial Officer)
               Officer)                   Date: March 21, 1994
Date: March 21, 1994


By        /s/ Ricky W. Thomas
   ----------------------------------
            RICKY W. THOMAS
       Senior Vice President and
   Controller (Principal Accounting
               Officer)
Date: March 21, 1994


By       /s/ C. Stanley Bailey            By
   ----------------------------------        ----------------------------------
           C. STANLEY BAILEY                       GEORGE W. BARBER, JR.
        A Director and Officer                          A Director
Date: March 21, 1994                      Date: March 21, 1994


By     /s/ William D. Biggs, Sr.          By     /s/ Barney B. Burks, Jr.
   ----------------------------------        ----------------------------------
         WILLIAM D. BIGGS, SR.                     BARNEY B. BURKS, JR.
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By   /s/ William J. Cabaniss, Jr.         By       /s/ Joseph M. Farley
   ----------------------------------        ----------------------------------
       WILLIAM J. CABANISS, JR.                      JOSEPH M. FARLEY
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By       /s/ M. Miller Gorrie             By       /s/ Robert A. Guthans
   ----------------------------------        ----------------------------------
           M. MILLER GORRIE                          ROBERT A. GUTHANS
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994

By        /s/ Elmer B. Harris             By     /s/ James I. Harrison, Jr.
   ----------------------------------        ----------------------------------
            ELMER B. HARRIS                       JAMES I. HARRISON, JR.
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By                                        By         /s/ Hugh B. Jacks
   ----------------------------------        ----------------------------------
            DONALD E. HESS                             HUGH B. JACKS
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By     /s/ Ronald L. Kuehn, Jr.           By    /s/ E. Roberts Leatherbury
   ----------------------------------        ----------------------------------
         RONALD L. KUEHN, JR.                     E. ROBERTS LEATHERBURY
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By  /s/ Mrs. H. Taylor Morrissette        By       /s/ Claude B. Nielsen
   ----------------------------------        ----------------------------------
      MRS. H. TAYLOR MORRISSETTE                     CLAUDE B. NIELSEN
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By       /s/ Arthur R. Outlaw             By    /s/ Z. Cartter Patten, III
   ----------------------------------        ----------------------------------
           ARTHUR R. OUTLAW                       Z. CARTTER PATTEN, III
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By   /s/ Benjamin F. Payton, Ph.D.        By      /s/ B. Phil Richardson
   ----------------------------------        ----------------------------------
       BENJAMIN F. PAYTON, PH.D.                    B. PHIL RICHARDSON
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By        /s/ C. Dowd Ritter              By    /s/ William J. Rushton, III
   ----------------------------------        ----------------------------------
            C. DOWD RITTER                        WILLIAM J. RUSHTON, III
        A Director and Officer                          A Director
Date: March 21, 1994                      Date: March 21, 1994


By      /s/ Herbert A. Sklenar            By
   ----------------------------------        ----------------------------------
          HERBERT A. SKLENAR                       W. A. WILLIAMSON, JR.
              A Director                                A Director
Date: March 21, 1994                      Date: March 21, 1994


By       /s/ Spencer H. Wright
   ----------------------------------
           SPENCER H. WRIGHT
              A Director
Date: March 21, 1994

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

     2-a  Agreement and Plan of Merger dated as of June 29, 1992 between First
          Chattanooga Financial Corporation and AmSouth Bancorporation (1)

     2-b Agreement and Plan of Reorganization dated as of January 21, 1993 among The First National Bank of Clearwater and Mickler Corporation and AmSouth Bancorporation (2)

     2-c  Agreement and Plan of Merger dated as of March 29, 1993 between
          Orange Banking Corporation and AmSouth Bancorporation (3)

     2-d Amended and Restated Agreement and Plan of Reorganization by and between Mid-State Federal Savings Bank and AmSouth Bancorporation dated as of April 22, 1993 and amended and restated as of June 22, 1993 (4)

     2-e  Agreement and Plan of Merger dated as of May 11, 1993 between First
          Sunbelt Bankshares, Inc. and AmSouth Bancorporation (5)

     2-f  Agreement and Plan of Merger dated as of June 30, 1993 between
          FloridaBank, a Federal Savings Bank and AmSouth Bancorporation (6)

     2-g  Agreement and Plan of Merger dated as of July 29, 1993 between
          Parkway Bancorp, Inc. and AmSouth Bancorporation (7)

     2-h  Agreement and Plan of Merger dated as of August 3, 1993 between First
          Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorporation (8)

     2-i  Agreement and Plan of Merger dated as of August 9, 1993 between
          Citizens National Corporation and AmSouth Bancorporation (9)

     2-j  Agreement and Plan of Merger dated as of September 12, 1993 between
          Fortune Bancorp, Inc. and AmSouth Bancorporation (10)

     3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (11)

     3-b  Bylaws of AmSouth Bancorporation, as amended

     4-a  Instruments defining the rights of security holders (12)

     4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Association as Rights Agent, including as Exhibit A the forms of Rights
          Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (13)

     4-c  Certificate of Designation and Terms of Series A Preferred Stock of
          AmSouth Bancorporation (14)

   *10-a  AmSouth Bancorporation Executive Incentive Plan (15)

    10-b  AmSouth Bancorporation Transfer/Employee Relocation Policy

   *10-c  AmSouth Bank Supplemental Retirement Plan (16)

   *10-d  AmSouth Bancorporation Long Term Incentive Compensation Plan (17)

   *10-e  Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (18)

   *10-f  Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (19)

   *10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
         Compensation Plan (20)

   *10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
         Compensation Plan (21)

   *10-i 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (22)

   *10-j AmSouth Bancorporation 1987 Substitute Stock Option Plan (23)

   *10-k Change in Control Compensation Agreements (24)

   *10-l Deferred Compensation Plan for Directors of AmSouth and AmSouth Bank
         N.A. (25)

   *10-m Agreement between AmSouth Bank N.A. and Brasfield and Gorrie General
         Contractor, Inc., dated August 2, 1993 (26)

    11   Statement Regarding Computation of Earnings per Share

    21   List of Subsidiaries of AmSouth Bancorporation

    23   Consent of Ernst & Young, Independent Auditors

                               NOTES TO EXHIBITS

 (1) Filed as Exhibit 2 to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-53088), incorporated herein by reference
 (2) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-60164), incorporated herein by reference
 (3) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-49865), incorporated herein by reference
 (4) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-64960), incorporated herein by reference
 (5) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50041), incorporated herein by reference
 (6) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50605), incorporated herein by reference
 (7) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50727), incorporated herein by reference
 (8) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-51767), incorporated herein by reference
 (9) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50865), incorporated herein by reference
(10) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, incorporated herein by reference
(11) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
(12) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
(13) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
(14) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
(15) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference
(16) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1991, incorporated herein by reference
(17) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference
(18) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference
(19) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference
(20) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference
(21) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference
(22) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
(23) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1988, incorporated herein by reference
(24) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference

(25) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference
(26) Filed as Exhibit 10(a) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference