Form 10-Q
period 1994-03-31
AMSOUTH BANCORPORATION
filed 1994-05-12
CIK 3133

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994      COMMISSION FILE NUMBER 1-7476

                             AMSOUTH BANCORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 63-0591257
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                         35203
      1400 AMSOUTH--SONAT TOWER                        (ZIP CODE)
         BIRMINGHAM, ALABAMA
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 (205) 320-7151
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

  As of April 30, 1994 AmSouth Bancorporation had 54,427,241 shares of common stock outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
    Consolidated statement of condition--March 31, 1994 and December 31,
     1993.................................................................   1
    Consolidated statement of earnings--Three months ended March 31, 1994
     and 1993.............................................................   2
    Consolidated statement of shareholders' equity--Three months ended
     March 31, 1994.......................................................   3
    Consolidated statement of cash flows--Three months ended March 31,
     1994 and 1993........................................................   4
    Notes to consolidated financial statements--Three months ended March
     31, 1994 and 1993....................................................   5
    Review of Independent Accountants.....................................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8
Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders.............  16
  Item 5. Other Information...............................................  16
  Item 6. Exhibits and Reports on Form 8-K................................  17
Signatures................................................................  18
Exhibit Index.............................................................  19

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                                       MARCH 31    DECEMBER 31
                                                         1994         1993
                                                      -----------  -----------
                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks.............................. $   520,193  $   602,627
Federal funds sold and securities purchased under
 agreements to resell................................      40,800      155,127
Trading securities...................................     120,619       94,844
Available-for-sale securities........................     950,458    1,289,196
Held-to-maturity securities (market value of
 $2,224,717 and $1,830,473, respectively)............   2,227,499    1,779,549
Mortgage loans held for sale.........................     217,356      335,435
Loans................................................   8,636,392    8,395,392
Less:Allowance for loan losses.......................     125,783      128,799
   Unearned income...................................      73,623       70,946
                                                      -----------  -----------
   Net loans.........................................   8,436,986    8,195,647
Premises and equipment, net..........................     240,945      229,072
Customers' acceptance liability......................       8,062        6,264
Accrued interest receivable and other assets.........     424,471      481,998
                                                      -----------  -----------
                                                      $13,187,389  $13,169,759
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
  Deposits:
    Noninterest-bearing demand....................... $ 1,719,401  $ 1,718,702
    Interest-bearing demand..........................   3,392,599    3,369,359
    Savings..........................................     854,013      848,386
    Time.............................................   3,408,147    3,481,973
    Certificates of deposit of $100,000 or more......     631,800      674,587
                                                      -----------  -----------
      Total deposits.................................  10,005,960   10,093,007
  Federal funds purchased and securities sold under
   agreements to repurchase..........................   1,094,365      846,974
  Other borrowed funds...............................     534,089      612,068
  Long-term debt.....................................     160,758      163,142
                                                      -----------  -----------
      Total deposits and interest-bearing
       liabilities...................................  11,795,172   11,715,191
Acceptances outstanding..............................       8,062        6,264
Accrued expenses and other liabilities...............     238,897      323,309
                                                      -----------  -----------
  Total liabilities..................................  12,042,131   12,044,764
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock--no par value:
    Authorized--2,000,000 shares;
    Issued and outstanding--none.....................         -0-          -0-
  Common stock--par value $1 a share:
    Authorized--200,000,000 shares
    Issued--53,250,218 shares and 53,106,814 shares,
     respectively....................................      53,250       53,107
  Capital surplus....................................     463,934      460,267
  Retained earnings..................................     661,893      638,738
  Cost of common stock in treasury--1,500,000 shares.     (24,173)     (24,173)
  Deferred compensation on restricted stock..........      (4,539)      (2,944)
  Unrealized losses on available-for-sale securities.      (5,107)         -0-
                                                      -----------  -----------
      Total shareholders' equity.....................   1,145,258    1,124,995
                                                      -----------  -----------
                                                      $13,187,389  $13,169,759
                                                      ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                         ----------------------
                                                            1994        1993
                                                         ----------  ----------
                                                         (IN THOUSANDS EXCEPT
                                                            PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans...................................................   $161,211    $141,499
Securities:
  Trading securities....................................        910         355
  Available-for-sale securities.........................     14,449       7,870
  Held-to-maturity securities...........................     30,705      44,405
                                                         ----------  ----------
    Total securities....................................     46,064      52,630
Mortgage loans held for sale............................      3,614       2,888
Federal funds sold and securities purchased under
 agreements to resell...................................        904       1,628
                                                         ----------  ----------
    Total revenue from earning assets...................    211,793     198,645
                                                         ----------  ----------
INTEREST EXPENSE
Interest-bearing demand deposits........................     21,609      20,710
Savings deposits........................................      4,842       4,827
Time deposits...........................................     36,082      34,126
Certificates of deposit of $100,000 or more.............      6,366       6,643
Federal funds purchased and securities sold under
 agreements to repurchase...............................      7,530       7,905
Other borrowed funds....................................      3,075       2,884
Long-term debt..........................................      3,125       3,046
                                                         ----------  ----------
    Total interest expense..............................     82,629      80,141
                                                         ----------  ----------
GROSS INTEREST MARGIN...................................    129,164     118,504
Provision for loan losses...............................      1,042       7,184
                                                         ----------  ----------
NET INTEREST MARGIN.....................................    128,122     111,320
                                                         ----------  ----------
NONINTEREST REVENUES
Service charges on deposit accounts.....................     15,813      14,079
Trust income............................................     11,394      10,367
Investment services income..............................      4,168       5,708
Mortgage administration fees............................      4,740       4,509
Investment securities gains.............................         39         980
Other operating revenues................................     11,801      13,473
                                                         ----------  ----------
    Total noninterest revenues..........................     47,955      49,116
                                                         ----------  ----------
NONINTEREST EXPENSES
Salaries and employee benefits..........................     53,361      49,431
Net occupancy expense...................................     10,199       9,274
Equipment expense.......................................      9,712       8,846
FDIC premiums...........................................      5,360       5,116
Foreclosed properties expense...........................         (5)        888
Other operating expenses................................     35,697      31,977
                                                         ----------  ----------
    Total noninterest expenses..........................    114,324     105,532
                                                         ----------  ----------
Income before income taxes..............................     61,753      54,904
Income taxes............................................     20,473      17,510
                                                         ----------  ----------
    Net income.......................................... $   41,280  $   37,394
                                                         ==========  ==========
Average common shares outstanding.......................     51,656      48,116
Earnings per common share...............................      $0.80       $0.78

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                            UNREALIZED
                          COMMON  CAPITAL  RETAINED  TREASURY    DEFERRED   LOSSES ON
                           STOCK  SURPLUS  EARNINGS   STOCK    COMPENSATION SECURITIES   TOTAL
                          ------- -------- --------  --------  ------------ ---------- ----------
                                                     (IN THOUSANDS)
Balance at January 1,
 1994...................  $53,107 $460,267 $638,738  $(24,173)   $(2,944)    $   -0-   $1,124,995
Net income..............      -0-      -0-   41,280       -0-        -0-         -0-       41,280
Cash dividends declared.      -0-      -0-  (18,125)      -0-        -0-         -0-      (18,125)
Common stock
 transactions:
 Employee stock plans...      143    3,667      -0-       -0-     (1,595)        -0-        2,215
Unrealized losses on
 available-for-sale
 securities.............      -0-      -0-      -0-       -0-        -0-      (5,107)      (5,107)
                          ------- -------- --------  --------    -------     -------   ----------
Balance at March 31,
 1994...................  $53,250 $463,934 $661,893  $(24,173)   $(4,539)    $(5,107)  $1,145,258
                          ======= ======== ========  ========    =======     =======   ==========



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          --------------------
                                                            1994       1993
                                                          ---------  ---------
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................... $  41,280  $  37,394
Adjustments to reconcile net income to net cash provided
 by operating activities
  Provision for loan losses..............................     1,042      7,184
  Provision for foreclosed property losses...............      (450)       247
  Depreciation and amortization of premises and
   equipment.............................................     5,745      6,074
  Amortization of premiums and discounts on held-to-
   maturity securities and available-for-sale securities.       433        769
  Net decrease in mortgage loans held for sale...........   118,255     58,496
  Net increase in trading securities.....................   (25,535)    (9,620)
  Proceeds from maturities and prepayments of available-
   for-sale securities...................................    83,404     33,728
  Proceeds from sales of available-for-sale securities...   341,587     64,600
  Purchases of available-for-sale securities.............  (158,658)  (123,892)
  Net gains on sales of available-for-sale securities....    (3,523)    (1,693)
  Net gains on calls and sales of held-to-maturity
   securities............................................       (39)      (980)
  Net decrease in accrued interest receivable and other
   assets................................................   100,835     92,019
  Net (decrease) increase in accrued expenses and other
   liabilities...........................................  (134,408)   173,958
  Net decrease (increase) in deferred income tax
   benefits..............................................     1,715     (4,034)
  Amortization of intangible assets......................     3,996      3,947
  Other..................................................    (2,756)       162
                                                          ---------  ---------
    Net cash provided by operating activities............   372,923    338,359
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................   118,238    162,898
Proceeds from sales of held-to-maturity securities.......       -0-     62,737
Purchase of held-to-maturity securities..................  (494,449)  (331,138)
Net decrease (increase) in federal funds sold and
 securities purchased under agreements to resell.........   114,327    (96,824)
Net increase in loans....................................  (241,339)  (112,664)
Net purchases of premises and equipment..................   (17,618)   (17,303)
Net cash provided by acquisitions........................       -0-      9,661
                                                          ---------  ---------
    Net cash used by investing activities................  (520,841)  (322,633)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts................................................    30,122   (549,559)
Net (decrease) increase in time deposits.................  (115,338)   399,492
Net increase in federal funds purchased and securities
 sold under agreements to repurchase.....................   247,391     56,711
Net decrease in other borrowed funds.....................   (77,978)   (55,009)
Issuance of long-term debt...............................       -0-     49,500
Payments for maturing long-term debt.....................    (2,231)   (29,031)
Cash dividends paid......................................   (18,145)   (12,970)
Proceeds from employee stock plans.......................     1,663      1,267
                                                          ---------  ---------
    Net cash provided (used) by financing activities.....    65,484   (139,599)
                                                          ---------  ---------
Decrease in cash and cash equivalents....................   (82,434)  (123,873)
Cash and cash equivalents at beginning of period.........   602,627    576,586
Beginning consolidated cash balance of First Sunbelt
 Bankshares, Inc. .......................................       -0-      4,221
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 520,193  $ 456,934
                                                          =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1993 annual report to shareholders on Form 10-K.

  The consolidated financial statements include the accounts of AmSouth and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests unless immaterial. Results of operations of companies purchased are included from the dates of acquisitions.

  Effective January 1, 1994, AmSouth adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). The Statement generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are intended to be held to maturity. Securities are classified as held-to-maturity and carried at amortized cost only if AmSouth has positive intent and ability to hold those securities to maturity. If not classified as held-to-maturity, such securities are classified as trading securities or securities available for sale. Net unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a separate component of shareholders' equity. The adoption of Statement 115 resulted in no material impact on AmSouth's financial condition.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The statement requires that certain impaired loans be measured based on the present value of the collateral if the loan is collateral dependent. AmSouth anticipates adoption of Statement 114 by January 1, 1995 as required, and the effect on AmSouth's financial condition or results of operations has not been determined.

  Business Combinations--During the first quarter of 1994, AmSouth completed business combinations with Orange Banking Corporation (Orange), headquartered in Orlando, Florida, and FloridaBank, A Federal Savings Bank (FloridaBank), headquartered in Jacksonville, Florida, both of which were accounted for using the pooling-of-interests method of accounting. AmSouth issued approximately 1,332,000 and 759,000 shares of common stock for all of the outstanding shares of common stock of Orange and FloridaBank, respectively. At December 31, 1993, Orange and FloridaBank had total consolidated assets of approximately $354.4 million and $271.5 million, respectively.

  Subsequent to March 31, 1994, AmSouth completed the following business combinations which will be accounted for using the pooling-of-interests method of accounting:

                                                                   CONSOLIDATED
                                                                      ASSETS
                                                      LOCATION    MARCH 31, 1994
                                                   -------------- --------------
                                                                  (IN THOUSANDS)
     Parkway Bancorp, Inc. ....................... Fort Myers, FL    $130,000
     First Federal Savings Bank, Calhoun, GA......    Calhoun, GA      72,000
     Citizens National Corporation................     Naples, FL     313,000

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
  In the aggregate, when the three month period ended March 31, 1994, is restated for these three poolings-of-interests, AmSouth's gross interest margin will be $134.1 million, net income will be $39.0 million and earnings per common share will be $.72.

  On September 12, 1993, AmSouth signed an agreement to acquire Fortune Bancorp, Inc. (Fortune) and its subsidiary, Fortune Bank, a Savings Bank. Upon completion of the transaction, AmSouth will issue a total of approximately, 4,507,000 shares and approximately $145.9 million in cash. At March 31, 1994, Fortune had total consolidated assets of approximately $2.7 billion and total consolidated deposits of approximately $1.8 billion. The acquisition will be accounted for using the purchase method of accounting.

  On March 9, 1994, AmSouth signed an agreement to enter into a business combination with The Tampa Banking Company (Tampa), headquartered in Tampa, Florida, and its subsidiary, The Bank of Tampa. At March 31, 1994, Tampa had total consolidated assets of approximately $213.0 million and total consolidated deposits of approximately $197.0 million. Under the terms of the agreement, AmSouth will issue 1.5592 shares of AmSouth common stock for each of the outstanding shares of Tampa common stock, subject to adjustment. At March 31, 1994, Tampa, had approximately 626,000 shares of common stock outstanding. The transaction will be accounted for using the pooling-of-interests method of accounting.

  On March 31, 1994, AmSouth signed an agreement to acquire Community Federal Savings Bank (Community), headquartered in Fort Oglethorpe, Georgia. At March 31, 1994, Community had total assets of approximately $103.0 million and total deposits of approximately $89.0 million. Under the terms of the agreement, AmSouth will pay $65.50 for each of the outstanding shares of Community common stock for a total purchase price of approximately $17.2 million. The transaction will be accounted for using the purchase method of accounting.

  Cash Flows--For the three months ended March 31, 1994 and 1993, AmSouth paid interest of $80,740,000 and $76,687,000, respectively, and income taxes of $9,835,000 and $2,954,000, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1994 and 1993, were $2,041,000 and $1,879,000, respectively. For the three months ended March 31, 1994 and 1993, noncash transfers from foreclosed properties to loans were $783,000 and none, respectively. Noncash transfers from available-for-sale securities to held-to-maturity securities for the three months ended March 31, 1994 and 1993, were $215,843,000 and none, respectively.

                         [LETTERHEAD OF ERNST & YOUNG]

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1994, and the related consolidated statement of earnings and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ Ernst & Young

May 9, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the three months ended March 31, 1994, AmSouth reported net income of $41.3 million compared to $37.4 million for the same period of 1993. Both amounts include the effect of business combinations accounted for by the pooling-of-interests method. On a per common share basis, AmSouth earned $.80 compared to $.78 for the first three months of 1993.

  On an annualized basis, the return on average assets was 1.30% for the first quarter of 1994 compared to 1.32% for the first quarter of 1993. For the same periods, the annualized returns on average equity were 14.64% and 16.03%, respectively.

 Net Interest Margin

  The net interest margin for the three months ended March 31, 1994 totaled $128.1 million compared to $111.3 million for the same period of 1993. An increase in revenue from earning assets and a decrease in the provision for loan losses were partially offset by an increase in interest expense. The gross interest margin increased $10.7 million as the gross interest spread declined 16 basis points compared to the prior year. The provision for loan losses for the three months ended March 31, 1994, totaled $1.0 million, the result of continued good asset quality.

  Average earning assets rose 12.1% with the yield on average earning assets declining 41 basis points. A 19.4% increase in average loans net of unearned income was the primary reason for the increase in average earning assets. Exclusive of the acquisitions of First Chattanooga Financial Corporation (FCFC) in February, 1993 and Mid-State Federal Savings Bank (Mid-State) in December, 1993 which were accounted for as purchases, AmSouth experienced loan growth of approximately 12.0%. Residential first mortgages represented approximately 45.0% of this growth. At March 31, 1994, the majority of AmSouth's residential loan portfolio consisted of adjustable rate mortgages; therefore, declining rates on residential first mortgages over the past twelve months contributed to the decrease in average earning asset yields.

  The average balance of total securities decreased 2.0% with yields falling from 7.31% to 6.55%. Maturing securities and securities sold were partially replaced with lower yielding instruments. At March 31, 1994, mortgage-backed securities comprised approximately 63.0% of total securities.

  Average interest-bearing liabilities increased $939.2 million, funding approximately 73% of the increase in average earning assets. Another 14% of the increase in average earning assets was funded by a $176.7 million increase in average noninterest bearing demand deposits. In general the rates paid on interest-bearing liabilities declined slower than the decline of yields on earning assets. This slower decline resulted in a 16 basis point decline in both the incremental and gross interest spread.

  AmSouth maintains an asset and liability process to control interest rate risk and assist management in maintaining stability in the gross interest margin. In addition, AmSouth utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to manage interest rate risk. Tables 3 and 4 summarize recent use of interest rate contracts and the maturity of current contracts outstanding. The contracts outstanding at March 31, 1994, are being used to hedge the following balance sheet items for the notional amounts shown:

                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                  (IN MILLIONS)
   Securities....................................................    $  405
   Loans.........................................................       600
   Federal funds purchased and securities sold under agreements
    to repurchase................................................       705
   Deposits......................................................       900
                                                                     ------
                                                                     $2,610
                                                                     ======

In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $84.4 million at March 31, 1994. For the three months ended March 31, 1994 and 1993, interest rate contracts increased the gross interest margin $1.3 million and $2.4 million, respectively.

 Credit Quality

  AmSouth maintains an allowance for loan losses to absorb potential future losses. AmSouth's management continuously evaluates the adequacy of the allowance for loan losses. As changes in the mix of the loan portfolio occur, including the current increase in residential first mortgage loans which inherently have less risk, management will monitor not only the absolute level of the allowance but also the coverage ratio of nonperforming loans. Table 5 shows a comparison of the types of loans outstanding, nonperforming loans by type, and net charge-offs by type for March 31, 1994 and 1993. The coverage ratio of the allowance for loan losses to nonperforming loans increased to 202.33% compared to 182.80% at March 31, 1993. Table 6 presents a five quarter comparison of the components of nonperforming assets. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased from 1.53% at March 31, 1993 to .99% at March 31, 1994. The level of nonperforming assets decreased $26.8 million primarily due to the continued sales of foreclosed properties.

  Table 7 presents a five quarter analysis of the allowance for loan losses. At March 31, 1994, the allowance for loan losses to loans net of unearned income was 1.47% compared to 1.56% for the prior year. Annualized net charge-offs to average loans net of unearned income for the three months ended March 31, 1994 was 20 basis points compared to 31 basis points for the same period of 1993.

 Noninterest Revenues and Noninterest Expenses

  Noninterest revenues decreased $1.2 million or 2.4% for the three months ended March 31, 1994 compared to the same period of 1993. This decrease included a $2.8 million decrease in portfolio income primarily due to declines in the securities market during the first quarter of 1994. Investment services income decreased $1.5 million primarily due to the unstable interest rate environment in the bond market during the first quarter of 1994. Increases occurred in gains on sales of securities available-for-sale of $1.8 million, service charges on deposit accounts of $1.7 million, and trust income of $1.0 million. The increase in service charges on deposit accounts was primarily due to an increased volume of corporate service charges and analysis fees on corporate accounts.

  Noninterest expenses increased $8.8 million compared to the prior year. Exclusive of FCFC and Mid-State, noninterest expenses increased $3.9 million. Salaries and employee benefits increased $3.9 million with $1.9 million attributable to FCFC and Mid-State. Net occupancy expense and equipment expense each increased $.9 million. Other operating expenses increased $3.7 million primarily due to investment expenses and general overhead costs.

 Capital Adequacy

  At March 31, 1994, shareholders' equity totaled $1.1 billion, or 8.68% of total assets. Since December 31, 1993, shareholders' equity increased $20.3 million due primarily to net income less dividends. At March 31, 1994, AmSouth remains well above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. Table 11 presents the calculation of the risk-adjusted capital ratios for AmSouth at March 31, 1994 and 1993. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were well above the regulatory minimum at March 31, 1994. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

            AmSouth Bank N.A...................... 11.00%
            AmSouth Bank of Florida............... 14.04%
            AmSouth Bank of Tennessee............. 18.59%

  AmSouth evaluates potential business combinations on a number of factors including, but not limited to, the effect on AmSouth's capital adequacy. On a pro forma combined basis after giving effect to the pending business combinations at March 31, 1994 discussed in the Notes to Consolidated Financial Statements, AmSouth's Tier 1 capital and total capital ratios would have been approximately 9.65% and 13.08%, respectively. AmSouth's leverage ratio would have been 6.91%.

                           TABLE 1--FINANCIAL SUMMARY

                                                    MARCH 31
                                             --------------------------    %
                                                1994           1993      CHANGE
                                             -----------    -----------  ------
                                                  (IN THOUSANDS
                                             EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
END OF PERIOD BALANCES:
  Loans net of unearned income.............. $ 8,562,769    $ 7,261,462   17.9%
  Total securities..........................   3,298,576      3,256,392    1.3
  Earning assets............................  12,119,501     10,975,687   10.4
  Total assets..............................  13,187,389     12,063,004    9.3
  Total deposits............................  10,005,960      9,131,541    9.6
  Shareholders' equity......................   1,145,258        993,588   15.3
YEAR TO DATE AVERAGE BALANCES:
  Loans net of unearned income.............. $ 8,369,555    $ 7,011,187   19.4%
  Total securities..........................   3,045,533      3,107,553   (2.0)
  Earning assets............................  11,808,936     10,530,777   12.1
  Total assets..............................  12,880,251     11,484,813   12.2
  Total deposits............................  10,000,069      8,808,172   13.5
  Shareholders' equity......................   1,143,159        946,206   20.8
                                               THREE MONTHS ENDED
                                                    MARCH 31
                                             --------------------------    %
                                                1994           1993      CHANGE
                                             -----------    -----------  ------
EARNINGS SUMMARY
Net income.................................. $    41,280    $    37,394   10.4%
Per common share............................        0.80           0.78    2.6
SELECTED RATIOS
Return on average assets (annualized).......        1.30%          1.32%
Return on average equity (annualized).......       14.64          16.03
Average equity to average assets............        8.88           8.24
Allowance for loan losses to loans net of
 unearned income............................        1.47           1.56
Efficiency ratio............................       63.16          61.35
COMMON STOCK DATA
Cash dividends declared..................... $      0.35    $      0.29
Book value at end of period.................       22.13          20.14
Market value at end of period...............         29 3/4          33
Average common shares outstanding...........      51,656         48,116

   TABLE 2--YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-
                              BEARING LIABILITIES

                                1994                                        1993
                     ---------------------------  ---------------------------------------------------------------
                            FIRST QUARTER               FOURTH QUARTER                THIRD QUARTER
                     ---------------------------  ---------------------------  --------------------------- ------
                       AVERAGE   REVENUE/ YIELD/    AVERAGE   REVENUE/ YIELD/    AVERAGE   REVENUE/ YIELD/ YIELD/
                       BALANCE   EXPENSE   RATE     BALANCE   EXPENSE   RATE     BALANCE   EXPENSE   RATE   RATE
                     ----------- -------- ------  ----------- -------- ------  ----------- -------- ------ ------
                                      (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of un-
 earned income.....  $ 8,369,555 $161,961  7.85%  $ 7,823,062 $155,826  7.90%  $ 7,487,998 $151,517  8.03%  8.24%
 Trading securi-
 ties..............       76,094      928  4.95        74,248      867  4.63        60,832      824  5.37   5.33
 Available-for-sale
 securities........    1,198,566   14,449  4.89       798,382   10,981  5.46       657,840    7,676  4.63   6.75
 Held-to-maturity
 securities
 Taxable...........    1,428,464   24,397  6.93     1,902,153   28,684  5.98     2,260,977   36,484  6.40   6.84
 Tax-free..........      342,409    9,437 11.18       357,121    9,829 10.92       372,517    9,953 10.60  10.65
                     ----------- --------         ----------- --------         ----------- --------
  Total held-to-
  maturity
  securities.......    1,770,873   33,834  7.75     2,259,274   38,513  6.76     2,633,494   46,437  7.00   7.43
                     ----------- --------         ----------- --------         ----------- --------
   Total securi-
   ties............    3,045,533   49,211  6.55     3,131,904   50,361  6.38     3,352,166   54,937  6.50   7.31
 Other earning as-
 sets..............      393,848    4,518  4.65       538,993    4,946  3.64       513,120    6,155  4.76   4.44
                     ----------- --------         ----------- --------         ----------- --------
   Total earning
   assets..........   11,808,936  215,690  7.41    11,493,959  211,133  7.29    11,353,284  212,609  7.43   7.82
Cash and other as-
sets...............    1,199,849                    1,139,409                    1,061,143
Less allowance for
loan losses........      128,534                      116,698                      112,898
                     -----------                  -----------                  -----------
                     $12,880,251                  $12,516,670                  $12,301,529
                     ===========                  ===========                  ===========
LIABILITIES AND
SHAREHOLDERS' EQ-
UITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...    3,396,161   21,609  2.58     3,265,405   21,085  2.56     3,164,513   21,092  2.64   2.72
 Savings deposits..      845,545    4,842  2.32       780,914    5,034  2.56       756,230    5,153  2.70   2.75
 Time deposits.....    3,439,838   36,082  4.25     3,248,135   35,332  4.32     3,171,271   35,744  4.47   4.76
 Certificates of
 deposit of
 $100,000 or more..      660,888    6,366  3.91       651,612    6,663  4.05       671,278    7,097  4.19   4.34
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....      941,999    7,530  3.24     1,110,841    8,095  2.89     1,033,735    8,361  3.21   3.07
 Other interest-
 bearing
 liabilities.......      564,099    6,200  4.46       538,807    6,267  4.61       715,587    7,375  4.09   4.49
                     ----------- --------         ----------- --------         ----------- --------
   Total interest-
   bearing
   liabilities.....    9,848,530   82,629  3.40     9,595,714   82,476  3.41     9,512,614   84,822  3.54   3.65
                                 -------- -----               -------- -----               -------- -----  -----
Incremental inter-
est spread.........                        4.01%                        3.88%                        3.89%  4.17%
                                          =====                        =====                        =====  =====
Noninterest-bearing
demand deposits....    1,657,637                    1,677,568                    1,616,018
Other liabilities..      230,925                      175,324                      139,729
Shareholders' equi-
ty.................    1,143,159                    1,068,064                    1,033,168
                     -----------                  -----------                  -----------
                     $12,880,251                  $12,516,670                  $12,301,529
                     ===========                  ===========                  ===========
Gross interest
margin/spread on a
taxable equivalent
basis..............               133,061  4.57%               128,657  4.44%               127,787  4.47%  4.73%
                                          =====                        =====                        =====  =====
Taxable equivalent
adjustment:
 Loans.............                   750                          811                          881
 Securities........                 3,147                        3,278                        3,287
                                 --------                     --------                     --------
  Total taxable
  equivalent
  adjustment.......                 3,897                        4,089                        4,168
                                 --------                     --------                     --------
   Gross interest
   margin..........              $129,164                     $124,568                     $123,619
                                 ========                     ========                     ========



                                             1993
                    ---------------------------------------------------
                           SECOND QUARTER            FIRST QUARTER
                    ---------------------------  ---------------------
                      AVERAGE   REVENUE/ YIELD/    AVERAGE   REVENUE/
                      BALANCE   EXPENSE   RATE     BALANCE   EXPENSE
                    ----------- -------- ------  ----------- --------
                     (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of un-
 earned income..... $ 7,357,687 $149,672  8.16%  $ 7,011,187 $142,530
 Trading securi-
 ties..............      34,240      439  5.14        27,837      366
 Available-for-sale
 securities........     489,443    6,048  4.96       472,515    7,870
 Held-to-maturity
 securities
 Taxable...........   2,367,302   38,380  6.50     2,206,918   37,248
 Tax-free..........     385,919   10,207 10.61       400,283   10,509
                    ----------- --------         ----------- --------
  Total held-to-
  maturity
  securities.......   2,753,221   48,587  7.08     2,607,201   47,757
                    ----------- --------         ----------- --------
   Total securi-
   ties............   3,276,904   55,074  6.74     3,107,553   55,993
 Other earning as-
 sets..............     456,659    4,857  4.27       412,037    4,515
                    ----------- --------         ----------- --------
   Total earning
   assets..........  11,091,250  209,603  7.58    10,530,777  203,038
Cash and other as-
sets...............   1,066,653                    1,062,099
Less allowance for
loan losses........     113,268                      108,063
                    -----------                  -----------
                    $12,044,635                  $11,484,813
                    ===========                  ===========
LIABILITIES AND
SHAREHOLDERS' EQ-
UITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...   3,123,551   20,629  2.65     3,086,908   20,710
 Savings deposits..     768,298    5,200  2.71       711,199    4,827
 Time deposits.....   3,140,477   36,158  4.62     2,907,699   34,126
 Certificates of
 deposit of
 $100,000 or more..     685,343    7,328  4.29       621,422    6,643
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....   1,008,559    7,865  3.13     1,045,975    7,905
 Other interest-
 bearing
 liabilities.......     605,794    6,452  4.27       536,126    5,930
                    ----------- --------         ----------- --------
   Total interest-
   bearing
   liabilities.....   9,332,022   83,632  3.59     8,909,329   80,141
                                -------- -----               --------
Incremental inter-
est spread.........                       3.99%
                                         =====
Noninterest-bearing
demand deposits....   1,557,396                    1,480,944
Other liabilities..     148,042                      148,514
Shareholders' equi-
ty.................   1,007,175                      946,026
                    -----------                  -----------
                    $12,044,635                  $11,484,813
                    ===========                  ===========
Gross interest
margin/spread on a
taxable equivalent
basis..............              125,971  4.56%               122,897
                                         =====
Taxable equivalent
adjustment:
 Loans.............                  905                        1,031
 Securities........                3,195                        3,362
                                --------                     --------
  Total taxable
  equivalent
  adjustment.......                4,100                        4,393
                                --------                     --------
   Gross interest
   margin..........             $121,871                     $118,504
                                ========                     ========

- - ----
NOTE: Beginning with the third quarter of 1993, the taxable equivalent adjustment has been computed based on a 35% federal income tax rate. Prior quarters are shown as previously reported, using a 34% federal income tax rate.

                     TABLE 3--INTEREST RATE SWAPS AND CAPS

                                           SWAPS
                            ------------------------------------
                            RECEIVE FIXED PAY FIXED BASIS OTHER   CAPS   TOTAL
                            ------------- --------- ----- ------ ------  ------
                                              (IN MILLIONS)
Balance at December 31,
 1990.....................      $ 300       $ -0-   $-0-  $  -0- $  -0-  $  300
  Additions...............        -0-         -0-    -0-     -0-    600     600
  Maturities..............        -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................        -0-         -0-    -0-     -0-    -0-     -0-
                                -----       -----   ----  ------ ------  ------
Balance at December 31,
 1991.....................        300         -0-    -0-     -0-    600     900
  Additions...............         65         240    300     300    405   1,310
  Maturities..............        -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................        (60)        -0-    -0-     -0-    -0-     (60)
                                -----       -----   ----  ------ ------  ------
Balance at December 31,
 1992.....................        305         240    300     300  1,005   2,150
  Additions...............        -0-         -0-    -0-     300     20     320
  Maturities..............        -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................       (120)       (120)   -0-     -0-    -0-    (240)
                                -----       -----   ----  ------ ------  ------
Balance at December 31,
 1993.....................        185         120    300     600  1,025   2,230
  Additions...............        -0-         -0-    -0-     400    -0-     400
  Maturities..............        -0-         -0-    -0-     -0-    (20)    (20)
  Calls...................        -0-         -0-    -0-     -0-    -0-     -0-
                                -----       -----   ----  ------ ------  ------
Balance at March 31, 1994.      $ 185       $ 120   $300  $1,000 $1,005  $2,610
                                =====       =====   ====  ====== ======  ======

       TABLE 4--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS AND CAPS

                                                     MATURE DURING
                                  MARCH 31, -----------------------------------
                                    1994    1994    1995   1996   1997   TOTAL
                                  --------- -----  ------  -----  -----  ------
                                                     (IN MILLIONS)
Receive fixed swaps:
  Notional.......................  $  185   $ 120  $   65  $ -0-  $ -0-  $  185
  Receive rate...................    7.68%   9.04%   5.16%                 7.68%
  Pay rate.......................    3.69%   3.69%   3.69%                 3.69%
Pay fixed swaps:
  Notional.......................  $  120   $ 120  $  -0-  $ -0-  $ -0-  $  120
  Receive rate...................    3.69%   3.69%                         3.69%
  Pay rate.......................    4.00%   4.00%                         4.00%
Basis swaps:
  Notional.......................  $  300   $ -0-  $  -0-  $ 300  $ -0-  $  300
  Receive rate...................    3.88%                  3.94%          3.94%
  Pay rate.......................    4.61%                  4.87%          4.87%
Other swaps:
  Notional.......................  $1,000   $ -0-  $  300  $ 300  $ 400  $1,000
  Receive rate...................    4.16%           4.89%  4.35%  4.39%   4.53%
  Pay rate.......................    3.76%           3.97%  3.97%  3.97%   3.97%
Total swap portfolio:
  Notional.......................  $1,605   $ 240  $  365  $ 600  $ 400  $1,605
  Receive rate...................    4.48%   6.37%   4.94%  4.15%  4.39%   4.72%
  Pay rate.......................    3.93%   3.85%   3.92%  4.42%  3.97%   4.11%
Total cap portfolio:
  Notional.......................  $1,005   $ -0-  $  915  $  13  $  77  $1,005
  Pay rate.......................    0.46%           0.45%  0.46%  0.59%   0.46%
Total portfolio:
  Notional.......................  $2,610   $ 240  $1,280  $ 613  $ 477  $2,610
  Receive rate...................    2.75%   6.37%   1.41%  4.06%  3.68%   2.90%
  Pay rate.......................    2.59%   3.85%   1.44%  4.33%  3.43%   2.70%

                       TABLE 5--LOANS AND CREDIT QUALITY

                                              NONPERFORMING
                               LOANS             LOANS*      NET CHARGE-OFFS
                             MARCH 31           MARCH 31        MARCH 31
                       --------------------- --------------- ---------------
                          1994       1993     1994    1993    1994     1993
                       ---------- ---------- ------- ------- -------  ------
                                          (IN THOUSANDS)
Commercial............ $2,607,525 $2,312,959 $20,112 $24,307 $ 1,062  $  321
Commercial real
 estate:
 Commercial real
  estate mortgages:
  Owner occupied......    447,719    369,473   4,840   1,226      68      12
  Nonowner occupied...    729,052    774,690  26,717  25,062  (1,248)    631
                       ---------- ---------- ------- ------- -------  ------
    Total commercial
     real estate
     mortgages........  1,176,771  1,144,163  31,557  26,288  (1,180)    643
                       ---------- ---------- ------- ------- -------  ------
 Real estate
  construction
  Owner occupied......    132,750    103,197     846   2,180     -0-     -0-
  Nonowner occupied...    258,668    217,901   1,446   1,297     -0-     (78)
                       ---------- ---------- ------- ------- -------  ------
    Total real estate
     construction.....    391,418    321,098   2,292   3,477     -0-     (78)
                       ---------- ---------- ------- ------- -------  ------
      Total commercial
       real estate....  1,568,189  1,465,261  33,849  29,765     -0-     565
                       ---------- ---------- ------- ------- -------  ------
Consumer:
  Residential first
   mortgages..........  2,399,567  1,770,507   6,217   5,431     (36)     89
  Other residential
   mortgages..........    477,942    464,863     -0-      32      15      31
  Dealer indirect.....    659,264    517,917      23     -0-     315     596
  Other consumer......    923,905    799,246   1,965   2,464   3,882   3,692
                       ---------- ---------- ------- ------- -------  ------
      Total consumer..  4,460,678  3,552,533   8,205   7,927   4,176   4,408
                       ---------- ---------- ------- ------- -------  ------
                       $8,636,392 $7,330,753 $62,166 $61,999 $ 4,058  $5,294
                       ========== ========== ======= ======= =======  ======

- - --------
* Exclusive of accruing loans 90 days past due.

                         TABLE 6--NONPERFORMING ASSETS

                                   1994                  1993
                                  -------  -----------------------------------
                                  MAR 31   DEC 31   SEPT 30  JUN 30    MAR 31
                                  -------  -------  -------  -------  --------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans................. $60,405  $51,074  $43,766  $54,336  $ 60,129
Restructured loans...............   1,761    2,420    2,674    3,741     1,870
                                  -------  -------  -------  -------  --------
  Total nonperforming loans......  62,166   53,494   46,440   58,077    61,999
Foreclosed properties............  21,720   27,858   30,813   30,437    48,347
Repossessions....................     877    1,043      659      657     1,196
                                  -------  -------  -------  -------  --------
  Total nonperforming assets*.... $84,763  $82,395  $77,912  $89,171  $111,542
                                  =======  =======  =======  =======  ========
Nonperforming assets* to loans
 net of unearned income,
 foreclosed properties and
 repossessions...................    0.99%    0.99%    1.02%    1.19%     1.53%
Accruing loans 90 days past due.. $29,926  $20,598  $20,901  $20,754  $ 18,558

- - --------
* Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                             1994                          1993
                          ----------- ------------------------------------------------
                          1ST QUARTER 4TH QUARTER 3RD QUARTER  2ND QUARTER 1ST QUARTER
                          ----------- ----------- -----------  ----------- -----------
                                              (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $128,799    $112,933    $112,572     $113,336    $ 98,988
Loans charged off.......      8,167       7,452       8,868       10,765       7,930
Recoveries of loans
 previously charged off.      4,109       2,230       9,568        2,116       2,636
                           --------    --------    --------     --------    --------
Net charge-offs
 (recoveries)...........      4,058       5,222        (700)       8,649       5,294
Addition (reduction) to
 allowance charged
 (credited) to expense..      1,042      11,095        (339)       7,885       7,184
Allowance acquired in
 bank purchases.........        -0-       9,993         -0-          -0-      12,458
                           --------    --------    --------     --------    --------
Balance at end of
 period.................   $125,783    $128,799    $112,933     $112,572    $113,336
                           ========    ========    ========     ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.47%       1.55%       1.49 %       1.51%       1.56%
Allowance for loan
 losses to nonperforming
 loans..................     202.33%     240.77%     243.18 %     193.83%     182.80%
Allowance for loan
 losses to nonperforming
 assets.................     148.39%     156.32%     144.95 %     126.24%     101.61%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........        .20%        .26%       (.04)%        .47%        .31%

               TABLE 8--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                            1994                          1993
                         ----------- -----------------------------------------------
                         1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $ 3,908     $ 2,890     $ 7,251     $ 7,961     $ 7,520
(Reduction) addition to
 allowance (credited)
 charged to expense.....      (450)     (1,684)     (1,060)       (541)        247
Net recoveries
 (writedowns)/(losses)..       116       1,848      (3,301)       (169)     (1,475)
Allowance acquired in
 bank purchases.........       -0-         854         -0-         -0-       1,669
                           -------     -------     -------     -------     -------
Balance at end of the
 period.................   $ 3,574     $ 3,908     $ 2,890     $ 7,251     $ 7,961
                           =======     =======     =======     =======     =======

                              TABLE 9--SECURITIES

                                       MARCH 31, 1994        MARCH 31, 1993
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $1,887,532 $1,865,160 $2,087,802 $2,139,759
  State, county and municipal
   securities......................    331,862    351,540    393,072    418,750
  Other securities.................      8,105      8,017    311,720    315,771
                                    ---------- ---------- ---------- ----------
                                    $2,227,499 $2,224,717 $2,792,594 $2,874,280
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $  914,794            $  364,520
  Other securities.................     35,664                50,377
                                    ----------            ----------
                                    $  950,458            $  414,897
                                    ==========            ==========

                  TABLE 10--OTHER INTEREST-BEARING LIABILITIES

                                                                   MARCH 31
                                                               -----------------
                                                                 1994     1993
                                                               -------- --------
                                                                (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan note................................ $421,430 $140,778
  Term federal funds purchased................................   60,000  145,000
  Other.......................................................   52,659   16,384
                                                               -------- --------
    Total short-term..........................................  534,089  302,162
Long-term:
  7 1/2% Convertible Subordinated Debentures..................    3,654    3,433
  Floating Rate Notes Due 1999................................    7,659    8,205
  Subordinated Capital Notes..................................   99,343   99,214
  Long-term notes payable.....................................   50,102   51,537
                                                               -------- --------
    Total long-term...........................................  160,758  162,389
                                                               -------- --------
      Total other interest-bearing liabilitites............... $694,847 $464,551
                                                               ======== ========

                            TABLE 11--CAPITAL RATIOS

                                                             MARCH 31,
                                                      ------------------------
                                                         1994         1993
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
RISK-ADJUSTED CAPITAL RATIO:
  Total assets....................................... $13,187,389  $12,063,044
  Adjusted allowance for loan losses.................     123,182      113,336
  Adjustment for risk-weighting of balance sheet
   items.............................................  (4,774,117)  (4,250,297)
  Adjustment for off-balance sheet items.............   1,382,127    1,271,685
  Less certain intangible assets.....................     (66,619)     (93,957)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $ 9,851,962  $ 9,103,811
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,145,258  $   993,588
  Add unrealized loss on available-for-sale
   securities........................................       5,107          -0-
  Less certain intangible assets.....................     (66,619)     (93,957)
                                                      -----------  -----------
  Tier I capital.....................................   1,083,746      899,631
  Adjusted allowance for loan losses.................     123,182      113,336
  Qualifying long-term debt..........................     102,997      102,647
                                                      -----------  -----------
  Tier II capital....................................     226,179      215,983
                                                      -----------  -----------
    Total capital.................................... $ 1,309,925  $ 1,115,614
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......       11.00%        9.88%
  Total capital to risk-adjusted assets..............       13.30%       12.25%
OTHER CAPITAL RATIOS:
  Leverage...........................................        8.46%        7.90%
  Equity to assets...................................        8.68%        8.24%
  Tangible equity to assets..........................        7.53%        7.24%

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The regular Annual Meeting of Shareholders of AmSouth was held on April 21, 1994, at which meeting the shareholders elected eight nominees as directors. The following is a tabulation of the voting for directors:

           NAME                                       VOTES FOR  VOTES WITHHELD
           ----                                       ---------- --------------
   George W. Barber, Jr.............................. 42,041,567    737,769
   William J. Cabaniss, Jr........................... 42,615,662    163,674
   Hugh B. Jacks..................................... 42,557,672    221,664
   Ronald L. Kuehn, Jr............................... 42,597,608    181,728
   E. Roberts Leatherbury............................ 42,615,130    164,206
   Z. Cartter Patten, III............................ 42,617,555    161,781
   Herbert A. Sklenar................................ 42,607,794    171,542
   John W. Woods..................................... 42,623,158    156,178

ITEM 5. OTHER INFORMATION

  Since January 1, 1994, AmSouth has completed the following business combinations, the terms of which are summarized in the following table.

                                                APPROXIMATE     CONSIDERATION/
                              HEADQUARTERS         TOTAL          ACCOUNTING       COMPLETION
NAME OF ACQUIRED COMPANY        LOCATION         ASSETS(1)        TREATMENT           DATE
- - ------------------------      ------------      ------------    --------------     ----------
Orange Banking Corpora-   Orlando, Florida      $354 million common stock/        January 1994
 tion...................                                     pooling of interests
FloridaBank, a Federal
 Savings Bank...........  Jacksonville, Florida  271 million common stock/        February 1994
                                                             pooling of interests
Citizens National Corpo-  Naples, Florida        313 million common stock/        April 1994
 ration.................                                     pooling of interests
Parkway Bancorp, Inc. ..  Ft. Myers, Florida     130 million common stock/        April 1994
                                                             pooling of interests
First Federal Savings
 Bank, Calhoun, Georgia.  Calhoun, Georgia        72 million common stock/        April 1994
                                                             pooling of interests

- - --------
(1) The dollar amounts indicated represent assets of the specified organization as of the last reported period prior to the business combination.

  As of the date of this Form 10-Q, AmSouth is a party to a number of pending business combinations, which are summarized in the table below. Except as noted, consummation of each of these transactions remains subject to fulfillment of a number of conditions, including receipt of certain shareholder or regulatory approvals. No assurances can be given that such conditions will be fulfilled or that such transactions will be consummated.

                                                          APPROXIMATE
                                      HEADQUARTERS           TOTAL      CONSIDERATION/EXPECTED
NAME OF COMPANY TO BE ACQUIRED          LOCATION           ASSETS(1)     ACCOUNTING TREATMENT
- - ------------------------------        ------------       -------------  ----------------------
Fortune Bancorp, Inc.           Clearwater, Florida      $ 2.7 billion cash and common
 (2)....................                                               stock/purchase
The Tampa Banking               Tampa, Florida             213 million common stock/pooling of
 Company................                                               interests
Community Federal
 Savings Bank...........        Fort Oglethorpe, Georgia   103 million cash/purchase

- - --------
(1) The dollar amounts indicated represent assets of the specified organization as of March 31, 1994.
(2) Regulatory approvals have been received.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 ITEM 6(A)--EXHIBITS

  The exhibits listed in the Exhibit Index at page 19 of this Form 10-Q are filed herewith or are incorporated by reference herein.

ITEM 6(B)--FORMS 8-K

  The following Forms 8-K have been filed by AmSouth since December 31, 1993:

    (1) Form 8-K filed on January 26, 1994 to report AmSouth's preliminary results of operations for the fourth quarter of 1993 and for the fiscal year ended December 31, 1993.

    (2) Form 8-K/A filed on February 16, 1994 (amending a Form 8-K filed on December 21, 1993) to present financial statements and pro forma financial statements regarding the acquisition of Mid-State Federal Savings Bank.

    (3) Form 8-K filed March 22, 1994 (as amended by Forms 8-K/A filed on April 4, 1994 and April 11, 1994) to present pro forma financial statements regarding certain pending acquisitions.

    (4) Form 8-K filed April 11, 1994 to present a Form T-1 statement of eligibility and qualification of Bankers Trust Company as trustee under an Indenture to be entered into between AmSouth and Bankers Trust Company.

    (5) Form 8-K filed on April 15, 1994 to report a press release regarding the receipt of regulatory approvals for the acquisition of Fortune Bancorp, Inc.

    (6) Form 8-K filed on April 22, 1994 to report AmSouth's preliminary results of operations for the first quarter of 1994.

    (7) Form 8-K filed on May 11, 1994 to report the modification of AmSouth's Agreement and Plan of Merger with Fortune Bancorp, Inc.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: May 11, 1994                                   /s/ John W. Woods
                                          By: _________________________________
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: May 11, 1994                                  /s/ Ricky W. Thomas
                                          By: _________________________________
                                              Controller and Chief Accounting
                                                          Officer

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

      2-a Agreement and Plan of Merger dated as of June 29, 1992 between
          First Chattanooga Financial Corporation and AmSouth Bancorporation
          (1)
      2-b Agreement and Plan of Reorganization dated as of January 21, 1993 among The First National Bank of Clearwater and Mickler Corporation
          and AmSouth Bancorporation (2)
      2-c Agreement and Plan of Merger dated as of March 29, 1993 between Or-
          ange Banking Corporation and AmSouth Bancorporation (3)
      2-d Amended and Restated Agreement and Plan of Reorganization by and
          between Mid-State Federal Savings Bank and AmSouth Bancorporation
          dated as of April 22, 1993 and amended and restated as of June 22,
          1993 (4)
      2-e Agreement and Plan of Merger dated as of May 11, 1993 between First
          Sunbelt Bankshares, Inc. and AmSouth Bancorporation (5)
      2-f Agreement and Plan of Merger dated as of June 30, 1993 between
          FloridaBank, a Federal Savings Bank and AmSouth Bancorporation (6)
      2-g Agreement and Plan of Merger dated as of July 29, 1993 between
          Parkway Bancorp, Inc. and AmSouth Bancorporation (7)
      2-h Agreement and Plan of Merger dated as of August 3, 1993 between
          First Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorpo-
          ration (8)
      2-i Agreement and Plan of Merger dated as of August 9, 1993 between
          Citizens National Corporation and AmSouth Bancorporation (9)
      2-j Agreement and Plan of Merger dated as of September 12, 1993, be-
          tween Fortune Bancorp, Inc. and AmSouth Bancorporation (10)
      4-a Instruments defining the rights of security holders (11)
      4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Associa-
          tion as Rights Agent, including as Exhibit A the forms of Rights
          Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock
          (12)
      4-c Certificate of Designation and Terms of Series A Preferred Stock of
          AmSouth Bancorporation (13)
     10-a AmSouth Bancorporation Executive Incentive Plan (14)
     10-b AmSouth Bancorporation Transfer/Employee Relocation Policy (15)
     10-c AmSouth Bank Supplemental Retirement Plan (16)
     10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (17)
     10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (18)
     10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (19)
     10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (20)

     10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
          Compensation Plan (21)
     10-i 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan
          (22)
     10-j AmSouth Bancorporation 1987 Substitute Stock Option Plan (23)
     10-k Change in Control Compensation Agreements (24)
     10-l Deferred Compensation Plan for Directors of AmSouth and AmSouth
          Bank N.A. (25)
     10-m Agreement between AmSouth Bank N.A. and Brasfield and Gorrie Gen-
          eral Contractor, Inc., dated August 2, 1993 (26)
     11   Statement re Computation of Earnings per Share
     15   Letter re Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

   (1) Filed as Exhibit 2 to AmSouth's Registration Statement on Form S-4 (Reg-istration Statement No. 33-53088), incorporated herein by reference
   (2) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-60164), incorporated herein by reference
   (3) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-49865), incorporated herein by reference
   (4) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-64960), incorporated herein by reference
   (5) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50041), incorporated herein by reference
   (6) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50605), incorporated herein by reference
   (7) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50727), incorporated herein by reference
   (8) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-51767), incorporated herein by reference
   (9) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50865), incorporated herein by reference
  (10) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September
       16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, incor-porated herein by reference
  (11) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
  (12) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
  (13) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
  (14) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference
  (15) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference
  (16) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1991, incorporated herein by reference
  (17) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference
  (18) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference
  (19) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference
  (20) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference
  (21) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference
  (22) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
  (23) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1988, incorporated herein by reference
  (24) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference
  (25) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference
  (26) Filed as Exhibit 10(a) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference