Form 10-Q
period 1994-06-30
AMSOUTH BANCORPORATION
filed 1994-08-15
CIK 3133

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994       COMMISSION FILE NUMBER 1-7476

                             AMSOUTH BANCORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     63-0591257
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       1400 AMSOUTH--SONAT TOWER
          BIRMINGHAM, ALABAMA                                  35203
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


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

Yes  X     No
   -----     ----

  As of August 8, 1994 AmSouth Bancorporation had 58,953,921 shares of common stock outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

    Consolidated statement of condition--June 30, 1994 and December 31,
     1993..................................................................   1
    Consolidated statement of earnings--Six months and three months ended
     June 30, 1994 and 1993................................................   2
    Consolidated statement of shareholders' equity--Six months ended June
     30, 1994..............................................................   3
    Consolidated statement of cash flows--Six months ended June 30, 1994
     and 1993..............................................................   4
    Review Report of Independent Accountants...............................   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   8

Part II. Other Information

  Item 5. Other Information................................................  18
  Item 6. Exhibits and Reports on Form 8-K.................................  18

Signatures.................................................................  20

Exhibit Index..............................................................  21

                                     PART I

                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                                        JUNE 30    DECEMBER 31
                                                         1994         1993
                                                      -----------  -----------
                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks.............................  $   860,654  $   614,698
Federal funds sold and securities purchased under
 agreements to resell...............................       36,504      171,952
Trading securities..................................       13,202       94,844
Available-for-sale securities.......................    1,030,512    1,293,989
Held-to-maturity securities (market value of
 $3,419,795 and $1,874,587 respectively)............    3,478,115    1,823,317
Mortgage loans held for sale........................      181,506      335,435
Loans...............................................   10,659,374    8,611,708
Less: Allowance for loan losses.....................      164,746      131,510
  Unearned income...................................       79,010       71,296
                                                      -----------  -----------
  Net loans.........................................   10,415,618    8,408,902
Premises and equipment, net.........................      267,060      234,155
Customers' acceptance liability.....................        3,846        6,264
Accrued interest receivable and other assets........    1,050,388      486,065
                                                      -----------  -----------
                                                      $17,337,405  $13,469,621
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
 Deposits:
 Noninterest-bearing demand.........................  $ 1,891,539  $ 1,747,694
 Interest-bearing demand............................    4,002,525    3,484,812
 Savings............................................      968,994      866,977
 Time...............................................    4,585,741    3,520,768
 Certificates of deposit of $100,000 or more........      770,156      742,738
                                                      -----------  -----------
  Total deposits....................................   12,218,955   10,362,989
 Federal funds purchased and securities sold under
  agreements to repurchase..........................    2,010,966      793,177
 Other borrowed funds...............................      964,950      667,318
 Long-term debt.....................................      521,677      173,142
                                                      -----------  -----------
  Total deposits and interest-bearing liabilities...   15,716,548   11,996,626
Acceptances outstanding.............................        3,846        6,264
Accrued expenses and other liabilities..............      289,675      324,006
                                                      -----------  -----------
  Total liabilities.................................   16,010,069   12,326,896
                                                      -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none.......................          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares
 Issued--60,423,571 shares and 54,534,691 shares,
  respectively......................................       60,424       54,535
 Capital surplus....................................      605,829      469,842
 Retained earnings..................................      699,898      645,465
 Cost of common stock in treasury--1,500,000 shares.      (24,173)     (24,173)
 Deferred compensation on restricted stock..........       (4,087)      (2,944)
 Unrealized losses on available-for-sale securities.      (10,555)         -0-
                                                      -----------  -----------
  Total shareholders' equity........................    1,327,336    1,142,725
                                                      -----------  -----------
                                                      $17,337,405  $13,469,621
                                                      ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                            SIX MONTHS        THREE MONTHS
                                           ENDED JUNE 30      ENDED JUNE 30
                                         -----------------  ------------------
                                           1994     1993      1994      1993
                                         -------- --------  --------  --------
                                           (IN THOUSANDS EXCEPT PER SHARE
                                                        DATA)
REVENUE FROM EARNING ASSETS
Loans................................... $347,484 $298,994  $179,330  $153,144
Securities:
 Trading securities.....................    1,511      778       601       423
 Available-for-sale securities..........   25,918   13,918    11,333     6,048
 Held-to-maturity securities............   73,903   91,509    42,030    46,308
                                         -------- --------  --------  --------
   Total securities.....................  101,332  106,205    53,964    52,779
Mortgage loans held for sale............    7,098    6,207     3,484     3,319
Federal funds sold and securities pur-
 chased under agreements to resell......    1,437    3,349       533     1,627
                                         -------- --------  --------  --------
   Total revenue from earning assets....  457,351  414,755   237,311   210,869
INTEREST EXPENSE
Interest-bearing demand deposits........   49,185   42,672    26,505    21,320
Savings deposits........................   11,246   10,303     5,647     5,334
Time deposits...........................   74,967   71,246    38,133    36,624
Certificates of deposit of $100,000 or
 more...................................   14,226   15,522     7,220     8,093
Federal funds purchased and securities
 sold under agreements to repurchase....   20,578   15,778    13,210     7,869
Other borrowed funds....................    8,670    6,606     5,591     3,716
Long-term debt..........................    7,855    5,814     4,645     2,768
                                         -------- --------  --------  --------
   Total interest expense...............  186,727  167,941   100,951    85,724
                                         -------- --------  --------  --------
GROSS INTEREST MARGIN...................  270,624  246,814   136,360   125,145
Provision for loan losses...............    5,181   15,519     2,974     8,035
                                         -------- --------  --------  --------
NET INTEREST MARGIN.....................  265,443  231,295   133,386   117,110
NONINTEREST REVENUES
Service charges on deposit accounts.....   32,564   29,125    16,420    14,858
Trust income............................   23,434   20,820    12,041    10,453
Investment services income..............    7,375   11,143     3,207     5,435
Mortgage administration fees............    9,960    8,735     5,137     4,226
Investment securities gains.............      228    1,164       189       184
Other operating revenues................   22,211   25,345    10,347    11,818
                                         -------- --------  --------  --------
   Total noninterest revenues...........   95,772   96,332    47,341    46,974
NONINTEREST EXPENSES
Salaries and employee benefits..........  110,393  101,849    54,630    51,443
Net occupancy expense...................   21,653   17,952    10,985     8,508
Equipment expense.......................   19,719   18,329     9,428     9,306
FDIC premiums...........................   11,230   10,642     5,624     5,389
Foreclosed properties expense...........      211     (145)      (15)   (1,083)
Other operating expenses................   73,755   63,813    35,661    31,318
                                         -------- --------  --------  --------
   Total noninterest expenses...........  236,961  212,440   116,313   104,881
                                         -------- --------  --------  --------
INCOME BEFORE INCOME TAXES..............  124,254  115,187    64,414    59,203
Income taxes............................   42,380   37,413    21,514    19,504
                                         -------- --------  --------  --------
   NET INCOME........................... $ 81,874 $ 77,774  $ 42,900  $ 39,699
                                         ======== ========  ========  ========
Average common shares outstanding.......   54,558   50,345    54,782    50,965
Earnings per common share............... $   1.50 $   1.54  $   0.78  $   0.78

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                            UNREALIZED
                          COMMON  CAPITAL  RETAINED  TREASURY    DEFERRED   LOSSES ON
                           STOCK  SURPLUS  EARNINGS   STOCK    COMPENSATION SECURITIES   TOTAL
                          ------- -------- --------  --------  ------------ ---------- ----------
                                                     (IN THOUSANDS)
Balance at January 1,
 1994...................  $54,535 $469,842 $645,465  $(24,173)   $(2,944)    $    -0-  $1,142,725
Balance at beginning of
 period for immaterial
 pooling-of-interests
 entities...............    1,070    9,192   11,231       -0-        -0-          -0-      21,493
Net income..............      -0-      -0-   81,874       -0-        -0-          -0-      81,874
Cash dividends declared.      -0-      -0-  (38,672)      -0-        -0-          -0-     (38,672)
Common stock transac-
 tions:
 Employee stock plans...      345    5,432      -0-       -0-     (1,143)         -0-       4,634
 Acquisition of Fortune
  Bancorp, Inc. ........    4,474  121,363      -0-       -0-        -0-          -0-     125,837
Unrealized losses on
 available-for-sale
 securities.............      -0-      -0-      -0-       -0-        -0-      (10,555)    (10,555)
                          ------- -------- --------  --------    -------     --------  ----------
Balance at June 30,
 1994...................  $60,424 $605,829 $699,898  $(24,173)   $(4,087)    $(10,555) $1,327,336
                          ======= ======== ========  ========    =======     ========  ==========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             SIX MONTHS
                                                            ENDED JUNE 30
                                                        ----------------------
                                                           1994        1993
                                                        -----------  ---------
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................. $    81,874  $  77,774
Adjustments to reconcile net income to net cash pro-
 vided by operating activities:
  Provision for loan losses............................       5,181     15,519
  Provision for foreclosed property losses.............      (1,077)        97
  Depreciation and amortization of premises and equip-
   ment................................................      11,883     11,340
  Amortization of premiums and discounts on held-to-ma-
   turity securities and available-for-sale securities.         208      1,221
  Net decrease (increase) in mortgage loans held for
   sale................................................     170,548    (14,694)
  Net decrease in trading securities...................      82,490     11,752
  Proceeds from maturities and prepayments of avail-
   able-for-sale securities............................     145,441     94,578
  Proceeds from sales of available-for-sale securities.     569,189    164,028
  Purchases of available-for-sale securities...........    (256,251)  (270,693)
  Net gains on sales of available-for-sale securities..      (3,812)    (1,893)
  Net gains on calls and sales of held-to-maturity se-
   curities............................................        (228)    (1,164)
  Net decrease in accrued interest receivable and other
   assets..............................................      51,521    320,717
  Net decrease in accrued expenses and other liabili-
   ties................................................    (147,687)   (17,844)
  Net decrease (increase) in deferred income tax bene-
   fits................................................       2,362     (5,731)
  Amortization of intangible assets....................       8,253      7,112
  Other................................................     (10,018)       685
                                                        -----------  ---------
    Net cash provided by operating activities..........     709,877    392,804
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities...........................     199,556    353,459
Proceeds from sales of held-to-maturity securities.....         -0-     78,843
Purchases of held-to-maturity securities...............  (1,425,977)  (511,865)
Net decrease (increase) in federal funds sold and
 securities purchased under agreements to resell.......     148,266   (180,021)
Net increase in loans..................................    (465,232)  (325,638)
Net purchases of premises and equipment................     (12,050)   (33,450)
Net cash (used) provided by acquisitions...............    (109,351)     9,661
                                                        -----------  ---------
    Net cash used by investing activities..............  (1,664,788)  (609,011)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts..............................................      79,565   (509,300)
Net (decrease) increase in time deposits...............     (69,081)   513,830
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase........     738,640   (399,867)
Net increase in other borrowed funds...................     332,148    496,969
Issuance of long-term debt.............................     149,084     21,500
Payments for maturing long-term debt...................      (2,659)    (4,649)
Cash dividends paid....................................     (38,712)   (26,648)
Proceeds from employee stock plans.....................       3,657      2,844
                                                        -----------  ---------
    Net cash provided by financing activities..........   1,192,642     94,679
                                                        -----------  ---------
Increase (decrease) in cash and cash equivalents.......     237,731   (121,528)
Cash and cash equivalents at beginning of period.......     614,698    589,084
Beginning consolidated cash balances of immaterial
 pooling-of-interests entities.........................       8,225      4,221
                                                        -----------  ---------
Cash and cash equivalents at end of period............. $   860,654  $ 471,777
                                                        ===========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993

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

  Effective January 1, 1994, AmSouth adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). The Statement generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are intended to be held to maturity. Securities are classified as held-to-maturity and carried at amortized cost only if AmSouth has the positive intent and ability to hold those securities to maturity. If not classified as held-to-maturity, such securities are classified as trading securities or securities available for sale. Net unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a separate component of shareholders' equity. The adoption of Statement 115 resulted in no material impact on AmSouth's financial condition.

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

  Business Combinations--During the second quarter of 1994, AmSouth completed business combinations with Citizens National Corporation (Citizens), headquartered in Naples, Florida, Parkway Bancorp, Inc. (Parkway), headquartered in Fort Myers, Florida, and First Federal Savings Bank, Calhoun, Georgia (Calhoun), all of which were accounted for using the pooling-of-interests method of accounting. AmSouth issued approximately 1,604,000, 629,000, and 442,000 shares of common stock for all of the outstanding shares of common stock of Citizens, Parkway, and Calhoun, respectively. At March 31, 1994, Citizens, Parkway, and Calhoun had total assets of approximately $313 million, $130 million, and $72 million, respectively.

  In the aggregate, when the three month period ended March 31, 1994 is restated for these three poolings-of-interests, AmSouth's gross interest margin will be $134.3 million, net income will be $39.0 million and earnings per common share will be $0.72.

  On June 23, 1994, AmSouth completed the acquisition of Fortune Bancorp, Inc. (Fortune), which was accounted for using the purchase method of accounting, through the issuance of approximately 4,474,000 shares of common stock and payment of approximately $144.6 million in cash. At June 23, 1994, Fortune had total consolidated assets of approximately $2.7 billion including loans net of unearned income of approximately $1.5 billion and securities of approximately $906.7 million. Fortune's total deposits at June 23, 1994 were approximately $1.7 billion. Approximately $167.0 million of goodwill resulting from the acquisition will be amortized on a straight line basis over 20 years.

  The operating results of the Fortune acquisition are included in AmSouth's consolidated statement of earnings since the date of acquisition. The following unaudited pro forma summary presents the consolidated

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
statement of earnings as if the acquisition occurred at the beginning of 1993, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. These pro forma results have been prepared for comparison purposes only and do not purport to be indications of what would have occurred had the acquisition been made as of the beginning of 1993 or of results which may occur in the future.

                                                                SIX MONTHS
                                                               ENDED JUNE 30
                                                           ---------------------
                                                              1994       1993
                                                           ---------- ----------
                                                           (IN THOUSANDS EXCEPT
                                                              PER SHARE DATA)
   Gross interest margin..................................   $304,234   $284,055
   Net income.............................................     69,280     78,971
   Earnings per common share..............................       1.17       1.44

  On March 9, 1994, AmSouth signed an agreement to enter into a business combination with The Tampa Banking Company (Tampa), headquartered in Tampa, Florida, and its subsidiary, The Bank of Tampa. At June 30, 1994, Tampa had total consolidated assets of approximately $218.9 million and total consolidated deposits of approximately $203.7 million. Under the terms of the agreement, AmSouth will issue 1.5592 shares of AmSouth common stock for each of the outstanding shares of Tampa common stock, subject to adjustment. At June 30, 1994, Tampa, had approximately 629,000 shares of common stock outstanding. The transaction will be accounted for using the pooling-of-interests method of accounting.

On March 31, 1994, AmSouth signed an agreement to acquire Community Federal Savings Bank (Community), headquartered in Fort Oglethorpe, Georgia. At June 30, 1994, Community had total assets of approximately $102.8 million and total deposits of approximately $88.4 million. Under the terms of the agreement, AmSouth will pay $65.50 for each of the outstanding shares of Community common stock for a total purchase price of approximately $17.2 million. The transaction will be accounted for using the purchase method of accounting.

  Cash Flows--For the six months ended June 30, 1994 and 1993, AmSouth paid interest of $179,286,000 and $164,731,000, respectively, and income taxes of $54,608,000 and $43,593,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1994 and 1993 were $19,233,000 and $4,288,000, respectively. For the six months ended June 30, 1994 and 1993, noncash transfers from foreclosed properties to loans were $2,607,000 and none, respectively. Noncash transfers from available-for-sale securities to held-to-maturity securities for the six months ended June 30, 1994 and 1993, were $327,886,000 and none, respectively.

  Long-Term Debt--On May 19, 1994, AmSouth issued $150.0 million in 7 3/4% Subordinated Notes Due 2004 at a discounted price of 99.389%. The net proceeds to AmSouth after commissions totaled $148.1 million for an effective rate to maturity of 7.94%. The notes will mature on May 15, 2004 and are not redeemable prior to maturity. Substantially all of the proceeds from the notes were used for the Fortune acquisition.

                         (LETTERHEAD OF ERNST & YOUNG)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of conditions as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ Ernst & Young

August 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the six months ended June 30, 1994, AmSouth reported net income of $81.9 million compared to $77.8 million for the same period of 1993. On a per common share basis, AmSouth earned $1.50 compared to $1.54 for the first six months of 1993. AmSouth's net income for the second quarter of 1994 was $42.9 million, compared to $39.7 million for the second quarter of 1993. Earnings per common share was the same for both quarters at $0.78.

  For the six months ended June 30, 1994 and 1993, the annualized return on average assets (ROA) was 1.20% and 1.30%, respectively. The annualized return on average equity (ROE) for the same periods was 13.85% and 15.79%. For the second quarter, ROA and ROE were 1.22% and 14.31%, respectively, compared to 1.29% and 15.55% for the second quarter of 1993.

 Net Interest Margin

  The net interest margin for the six months ended June 30, 1994 totaled $265.4 million compared to $231.3 million for the same period of 1993. An increase in revenue from earning assets and a decrease in provision for loan losses were partially offset by an increase in interest expense. For the second quarter of 1994 and 1993, the net interest margin was $133.4 million and $117.1 million, respectively. The gross interest spread declined 20 basis points for the six months and 22 basis points for the quarter compared to the prior year. The provision for loan losses for the six months and three months ended June 30, 1994 totaled $5.2 million and $3.0 million, respectively, the result of continued good asset quality and an increase in recoveries of loans previously charged off.

  A 13.8% increase in year-to-date average earning assets combined with a 26 basis point decline in the six month annualized yield resulted in a $42.6 million increase in revenue from earning assets. The primary reason for the increase in average earning assets was a 20.5% increase in average loans net of unearned income. Exclusive of the acquisition of Mid-State Federal Savings Bank (Mid-State) in December 1993 and Fortune in June 1994, which were accounted for as purchases, AmSouth experienced loan growth of approximately 13%. Residential first mortgages represented approximately 36% of this growth. At June 30, 1994, the majority of AmSouth's residential loan portfolio consisted of adjustable rate mortgages; therefore the declining rates on residential first mortgages over the past twelve months contributed to the decrease in average earning asset yields.

  The year-to-date average balance of total securities increased 3.6% with the six month annualized yield falling from 6.99% to 6.43%. The decline in yields on securities was partially due to the overall decline in the market. Maturing securities and securities sold were partially replaced with lower yielding instruments.

  Year-to-date average interest-bearing liabilities increased $1.2 billion, funding approximately 79% of the increase in average earning assets. Another 14% of the increase was funded by a $209.3 million increase in average noninterest bearing demand deposits. In general the rates paid on interest-bearing liabilities are declining slower than the decline of yields on earning assets. This slower decline resulted in a 20 basis point decline in both the incremental and gross interest spread for the six months ended June 30, 1994. For the quarter ended June 30, 1994, the incremental and gross interest spreads decreased 25 and 22 basis points, respectively, compared to the same period of the prior year.

  AmSouth maintains an asset and liability process to control interest rate risk and assist management in maintaining stability in the gross interest margin. In addition, AmSouth utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to manage interest rate risk. Tables 4 and 5 summarize recent use of interest rate contracts and the maturity of current contracts outstanding. The contracts outstanding at June 30, 1994, are being used to hedge the following balance sheet items for the notional amounts shown:

                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                  (IN MILLIONS)
   Securities....................................................    $  285
   Loans.........................................................       650
   Federal funds purchased and securities sold under agreements
    to repurchase................................................       705
   Deposits......................................................       900
                                                                     ------
                                                                     $2,540
                                                                     ======

  In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $83.2 million at June 30, 1994. For the six months ended June 30, 1994 and 1993, interest rate contracts increased the gross interest margin $1.3 million and $4.6 million, respectively. For the quarter ended June 30, 1994, interest rate contracts had no material impact on the gross interest margin. The impact on the gross interest margin for the second quarter of 1993 was an increase of $2.1 million.

 Credit Quality

  AmSouth maintains an allowance for loan losses to absorb potential future losses. AmSouth's management continuously evaluates the adequacy of the allowance for loan losses. As changes in the mix of the loan portfolio occur, including the current increase in residential first mortgage loans which inherently have less risk, management will monitor not only the absolute level of the allowance but also the coverage ratio of nonperforming loans. Table 6 shows a comparison of the types of loans outstanding, nonperforming loans by type, and net charge-offs by type for June 30, 1994 and 1993. The coverage ratio of the allowance for loan losses to nonperforming loans decreased to 161.95% compared to 188.11% at June 30, 1993. A five quarter comparison of the components of nonperforming assets is shown in Table 7. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased from 1.22% at June 30, 1993 to 1.30% at June 30, 1994. Without the effect of the Fortune purchase, the level of nonperforming assets remained essentially flat.

  Table 8 presents a five quarter analysis of the allowance for loan losses. At June 30, 1994, the ratio of allowance for loan losses to loans net of unearned income was 1.56% compared to 1.50% for the prior year. The purchase of Fortune added $35.0 million to the allowance for loan losses. Annualized net charge-offs to average loans net of unearned income for the three months ended June 30, 1994 was 16 basis points compared to 47 basis points for the same period of 1993.

 Noninterest Revenues and Noninterest Expenses

  Noninterest revenues remained level for both the six months and quarter ended June 30, 1994 compared to the same periods of 1993. Within the components of noninterest revenues, year-to-date increases occurred in service charges on deposit accounts of $3.4 million, trust income of $2.6 million and gains on securities available-for-sale of $1.9 million. For the second quarter, the largest increases occurred in service changes on deposit accounts and trust income with each increasing $1.6 million over the prior year. The increase in service charges on deposit accounts for both periods was primarily due to an increased volume of analysis fees on corporate accounts and overdraft fees. Portfolio income decreased $3.9 million for the six months and $1.1 million for the quarter primarily due to declines in the securities market in 1994. Year-to-date and second quarter investment services income decreased $3.8 million and $2.2 million, respectively, primarily due to continued interest rate instability in the bond market.

  Noninterest expenses increased $24.5 million for the six months and $11.4 million for the second quarter compared to 1993. Exclusive of Mid-State, noninterest expenses increased during the same periods, $17.1 million and $7.7 million, respectively. Year-to-date and quarterly salaries and employee benefits increased

$8.5 million and $3.2 million, respectively, with $2.7 million and $1.4 million attributable to Mid-State. Net occupancy expense increased $3.7 million for the six months and $2.5 million for the quarter. Other operating expenses increased $9.9 million year-to-date and $4.3 million for the quarter primarily due to investment expenses and general overhead costs.

 Capital Adequacy

  At June 30, 1994, shareholders' equity totaled $1.3 billion, or 7.66% of total assets. Since December 31, 1993, shareholders' equity increased $184.6 million primarily due to the equity issued for the Fortune purchase of $125.8 million and to net income less dividends of $43.2 million. In May 1994, AmSouth issued $150.0 million in long-term subordinated debt which qualifies as Tier 2 capital. At June 30, 1994, AmSouth remains well above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. Table 12 presents the calculation of the risk-adjusted capital ratios for AmSouth at June 30, 1994 and 1993. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were well above the regulatory minimum and each subsidiary was well-capitalized at June 30, 1994. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

   AmSouth Bank of Alabama............................................... 11.05%
   AmSouth Bank of Florida............................................... 11.26%
   AmSouth Bank of Tennessee............................................. 17.75%

                           TABLE 1--FINANCIAL SUMMARY

                                                         JUNE 30
                                                 ------------------------   %
                                                    1994         1993     CHANGE
                                                 -----------  ----------- ------
                                                      (IN THOUSANDS
                                                 EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End of period balances:
  Loans net of unearned income.................. $10,580,364  $ 7,648,448  38.3%
  Total securities..............................   4,538,682*   3,345,691  35.7
  Total assets..................................  17,337,405   12,518,689  38.5
  Total deposits................................  12,218,955    9,543,028  28.0
  Shareholders' equity..........................   1,327,336    1,038,198  27.8
Year to date average balances:
  Loans net of unearned income.................. $ 8,889,208  $ 7,379,073  20.5%
  Total securities..............................   3,369,102*   3,251,435   3.6
  Total assets..................................  13,707,897   12,050,504  13.8
  Total deposits................................  10,510,403    9,301,828  13.0
  Shareholders' equity..........................   1,192,222      993,320  20.0

                             SIX MONTHS                    THREE MONTHS
                            ENDED JUNE 30                  ENDED JUNE 30
                          --------------------      %    --------------------      %
                            1994        1993      CHANGE   1994        1993      CHANGE
                          --------    --------    ------ --------    --------    ------
EARNINGS SUMMARY
Net income..............  $ 81,874    $ 77,774      5.3% $ 42,900    $ 39,699     8.1%
Per common share........      1.50        1.54     (2.6)     0.78        0.78     0.0
SELECTED RATIOS
Return on average assets
 (annualized)...........      1.20%       1.30%              1.22%       1.29%
Return on average equity
 (annualized)...........     13.85       15.79              14.31       15.55
Average equity to aver-
 age assets.............      8.70        8.24               8.55        8.30
Allowance for loan
 losses to
 loans net of unearned
 income.................      1.56        1.50               1.56        1.50
Efficiency ratio........     63.35       60.41              62.06       59.52
COMMON STOCK DATA
Cash dividends declared.  $   0.70    $   0.58           $   0.35    $   0.29
Book value at end of pe-
 riod...................     22.53       20.36              22.53       20.36
Market value at end of
 period.................       31 3/8      32 3/4             31 3/8      32 3/4
Average common shares
 outstanding............    54,558      50,345             54,782      50,965

- --------
* Excludes market valuation on available-for-sale securities of $(16,853) for end of period and $(2,806) for year to date average balances.

 TABLE 2 - YEAR-TO-DATE YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                         INTEREST-BEARING LIABILITIES

                                     1994                          1993
                          ----------------------------  ----------------------------
                           SIX MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                          ----------------------------  ----------------------------
                            AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                          -----------  -------- ------  -----------  -------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $ 8,889,208  $348,998  7.92%  $ 7,379,073  $300,927  8.22%
 Trading securities.....       56,739     1,526  5.42        31,057       804  5.22
 Available-for-sale se-
  curities..............    1,059,859    25,918  4.93       481,027    13,918  5.83
 Held-to-maturity secu-
  rities
 Taxable................    1,920,466    61,632  6.47     2,346,175    77,321  6.65
 Tax-free...............      332,038    18,374 11.16       393,176    20,722 10.63
                          -----------  --------         -----------  --------
  Total held-to-matu-
   rity securities......    2,252,504    80,006  7.16     2,739,351    98,043  7.22
                          -----------  --------         -----------  --------
   Total securities.....    3,369,102   107,450  6.43     3,251,435   112,765  6.99
 Other earning assets...      352,070     8,535  4.89       446,884     9,556  4.31
                          -----------  --------         -----------  --------
   Total earning assets.   12,610,380   464,983  7.44    11,077,392   423,248  7.70
Cash and other assets...    1,233,405                     1,085,711
Allowance for loan loss-
 es.....................     (133,082)                     (112,599)
Market valuation on
 available-for-sale se-
 curities...............       (2,806)                          -0-
                          -----------                   -----------
                          $13,707,897                   $12,050,504
                          -----------                   -----------
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest-bearing liabil-
 ities:
 Interest-bearing demand
  deposits..............  $ 3,574,434    49,185  2.77   $ 3,205,853    42,672  2.68
 Savings deposits.......      899,529    11,246  2.52       758,095    10,303  2.74
 Time deposits..........    3,568,887    74,967  4.24     3,065,268    71,246  4.69
 Certificates of deposit
  of $100,000 or more...      712,345    14,226  4.03       726,699    15,522  4.31
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    1,123,527    20,578  3.69     1,027,162    15,778  3.10
 Other interest-bearing
  liabilities...........      695,716    16,525  4.79       574,249    12,420  4.36
                          -----------  --------         -----------  --------
 Total interest-bearing
  liabilities...........   10,574,438   186,727  3.56     9,357,326   167,941  3.62
                                       -------- -----                -------- -----
  Incremental interest
   spread...............                         3.88%                         4.08%
                                                =====                         =====
Noninterest-bearing de-
 mand deposits..........    1,755,208                     1,545,913
Other liabilities.......      186,029                       153,945
Shareholders' equity....    1,192,222                       993,320
                          -----------                   -----------
                          $13,707,897                   $12,050,504
                          ===========                   ===========
Gross interest
 margin/spread on a
 taxable equivalent
 basis..................                278,256  4.45%                255,307  4.65%
                                                =====                         =====
Taxable equivalent ad-
 justment:
 Loans..................                  1,514                         1,935
 Securities.............                  6,118                         6,558
                                       --------                      --------
  Total taxable equiva-
   lent adjustment......                  7,632                         8,493
                                       --------                      --------
   Gross interest mar-
    gin.................               $270,624                      $246,814
                                       ========                      ========

- --------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate for the six months ended June 30, 1994 and using a 34% federal income tax rate for the six months ended June 30, 1993.

   TABLE 3--QUARTERLY YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                         INTEREST-BEARING LIABILITIES

                                               1994
                      ----------------------------------------------------------  ----------------------------
                            SECOND QUARTER                 FIRST QUARTER                FOURTH QUARTER
                      ----------------------------  ----------------------------  ----------------------------
                        AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                        BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                      -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
 ASSETS                                      (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
 Earning assets:
 Loans net of
 unearned income....  $ 9,058,853  $180,089  7.97%  $ 8,717,679  $168,909  7.86%  $ 8,035,879  $160,270  7.91%
 Trading
 securities.........       37,597       598  6.38        76,094       928  4.95        74,248       867  4.63
 Available-for-sale
 securities.........      919,733    11,333  4.94     1,201,542    14,585  4.92       798,382    10,981  5.46
 Held-to-maturity
 securities
  Taxable...........    2,326,573    36,068  6.22     1,509,848    25,564  6.87     1,947,448    29,224  5.95
  Tax-free..........      321,311     8,934 11.15       342,884     9,440 11.17       357,236     9,832 10.92
                      -----------  --------         -----------  --------         -----------  --------
   Total held-to-
   maturity
   securities.......    2,647,884    45,002  6.83     1,852,732    35,004  7.66     2,304,684    39,056  6.72
                      -----------  --------         -----------  --------         -----------  --------
    Total
    securities......    3,605,214    56,933  6.33     3,130,368    50,517  6.54     3,177,314    50,904  6.36
 Other earning
 assets.............      289,617     4,017  5.56       415,216     4,518  4.41       554,087     5,058  3.62
                      -----------  --------         -----------  --------         -----------  --------
    Total earning
    assets..........   12,953,684   241,039  7.46    12,263,263   223,944  7.41    11,767,280   216,232  7.29
 Cash and other
 assets.............    1,251,509                     1,215,098                     1,160,143
 Allowance for loan
 losses.............     (133,344)                     (132,818)                     (118,338)
 Market valuation on
 available-for-sale
 securities.........      (13,826)                        8,337                           -0-
                      -----------                   -----------                   -----------
                      $14,058,023                   $13,353,880                   $12,809,085
                      ===========                   ===========                   ===========
 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....  $ 3,618,893    26,506  2.94   $ 3,529,482    22,679  2.61   $ 3,374,388    21,785  2.56
 Savings deposits...      921,136     5,647  2.46       877,682     5,599  2.59       796,633     5,153  2.57
 Time deposits......    3,574,761    38,133  4.28     3,562,947    36,834  4.19     3,291,675    35,761  4.31
 Certificates of
 deposit of
 $100,000 or more...      695,062     7,220  4.17       729,820     7,006  3.89       718,244     7,347  4.06
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase......    1,302,683    13,210  4.07       942,380     7,368  3.17     1,110,841     8,099  2.89
 Other interest-
 bearing
 liabilities........      815,117    10,235  5.04       574,989     6,290  4.44       549,993     6,350  4.58
                      -----------  --------         -----------  --------         -----------  --------
   Total interest-
   bearing
   liabilities......   10,927,652   100,951  3.71    10,217,300    85,776  3.40     9,841,774    84,495  3.41
                                   -------- -----                -------- -----                -------- -----
 Incremental
 interest spread....                         3.75%                         4.01%                         3.88%
                                            =====                         =====                         =====
 Noninterest-bearing
 demand deposits....    1,761,226                     1,749,126                     1,704,833
 Other liabilities..      166,657                       205,341                       176,541
 Shareholders'
 equity.............    1,202,491                     1,182,113                     1,085,937
                      -----------                   -----------                   -----------
                      $14,058,023                   $13,353,880                   $12,809,085
                      ===========                   ===========                   ===========
 Gross interest
 margin/spread on a
 taxable equivalent
 basis..............                140,088  4.34%                138,168  4.57%                131,737  4.44%
                                            =====                         =====                         =====
 Taxable equivalent
 adjustment:
 Loans..............                    759                           755                           811
 Securities.........                   2969                         3,149                         3,278
                                   --------                      --------                      --------
   Total taxable
   equivalent
   adjustment.......                   3728                         3,904                         4,089
                                   --------                      --------                      --------
    Gross interest
    margin..........               $136,360                      $134,264                      $127,648
                                   ========                      ========                      ========

                                             1993
                                    ------------------------------------------------------------
                                           THIRD QUARTER                 SECOND QUARTER
                                    ----------------------------  ------------------------------
                                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/   YIELD/
                                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE     RATE
                                    -----------  -------- ------  -----------  --------   ------
 ASSETS
 Earning assets:
 Loans net of
 unearned income....                $ 7,689,530  $155,951  8.05%  $ 7,551,758  $154,048    8.18%
 Trading
 securities.........                     60,832       824  5.37        34,240       439    5.14
 Available
- -for-sale
 securities.........                    657,840     7,676  4.63       489,443     6,048    4.96
 Held-to-maturity
 securities
  Taxable...........                  2,322,403    37,278  6.37     2,431,410    39,279    6.48
  Tax-free..........                    372,632     9,954 10.60       386,034    10,209   10.61
                                    -----------  --------         -----------  --------
   Total held-to-
   maturity
   securities.......                  2,695,035    47,232  6.95     2,817,444    49,488    7.05
                                    -----------  --------         -----------  --------
    Total
    securities......                  3,413,707    55,732  6.48     3,341,127    55,975    6.72
 Other earning
 assets.............                    519,525     6,204  4.74       468,877     4,946    4.23
                                    -----------  --------         -----------  --------
    Total earning
    assets..........                 11,622,762   217,887  7.44    11,361,762   214,969    7.59
 Cash and other
 assets.............                  1,081,336                     1,087,560
 Allowance for loan
 losses.............                   (114,673)                     (115,106)
 Market valuation on
 available-for-sale
 securities.........                        -0-                           -0-
                                    -----------                   -----------
                                    $12,589,425                   $12,334,216
                                    ===========                   ===========
 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....                $ 3,266,837    21,761  2.64   $ 3,229,268    21,320    2.65
 Savings deposits...                    772,594     5,276  2.71       786,736     5,334    2.72
 Time deposits......                  3,212,326    36,211  4.47     3,181,740    36,624    4.62
 Certificates of
 deposit of
 $100,000 or more...                    740,251     7,817  4.19       758,340     8,093    4.28
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase......                  1,033,735     8,364  3.21     1,008,559     7,869    3.13
 Other interest-
 bearing
 liabilities........                    726,900     7,461  4.07       610,488     6,484    4.26
                                    -----------  --------         -----------  --------
   Total interest-
   bearing
   liabilities......                  9,752,643    86,890  3.53     9,575,131    85,724    3.59
                                                 -------- -----                --------   -----
 Incremental
 interest spread....                                       3.91%                           4.00%
                                                          =====                           =====
 Noninterest-bearing
 demand deposits....                  1,640,041                     1,582,546
 Other liabilities..                    145,589                       152,307
 Shareholders'
 equity.............                  1,051,152                     1,024,232
                                    -----------                   -----------
                                    $12,589,425                   $12,334,216
                                    ===========                   ===========
 Gross interest
 margin/spread on a
 taxable equivalent
 basis..............                              130,997  4.47%                129,245    4.56%
                                                          =====                           =====
 Taxable equivalent
 adjustment:
 Loans..............                                  881                           905
 Securities.........                                3,287                         3,195
                                                 --------                      --------
   Total taxable
   equivalent
   adjustment.......                                4,168                         4,100
                                                 --------                      --------
    Gross interest
    margin..........                             $126,829                      $125,145
                                                 ========                      ========

NOTE: Beginning with the third quarter of 1993, the taxable equivalent adjustment has been computed based on a 35% federal income tax rate. Prior quarters are computed using a 34% federal income tax rate.

                     TABLE 4--INTEREST RATE SWAPS AND CAPS

                                          SWAPS
                           ------------------------------------
                           RECEIVE FIXED PAY FIXED BASIS OTHER   CAPS   TOTAL
                           ------------- --------- ----- ------ ------  ------
                                             (IN MILLIONS)
Balance at December 31,
 1990.....................     $ 300       $ -0-   $-0-  $  -0- $  -0-  $  300
  Additions...............       -0-         -0-    -0-     -0-    600     600
  Maturities..............       -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................       -0-         -0-    -0-     -0-    -0-     -0-
                               -----       -----   ----  ------ ------  ------
Balance at December 31,
 1991.....................       300         -0-    -0-     -0-    600     900
  Additions...............        65         240    300     300    405   1,310
  Maturities..............       -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................       (60)        -0-    -0-     -0-    -0-     (60)
                               -----       -----   ----  ------ ------  ------
Balance at December 31,
 1992.....................       305         240    300     300  1,005   2,150
  Additions...............       -0-         -0-    -0-     300     20     320
  Maturities..............       -0-         -0-    -0-     -0-    -0-     -0-
  Calls...................      (120)       (120)   -0-     -0-    -0-    (240)
                               -----       -----   ----  ------ ------  ------
Balance at December 31,
 1993.....................       185         120    300     600  1,025   2,230
  Additions...............       -0-          32    -0-     400     50     482
  Maturities..............       -0-         (32)   -0-     -0-    (20)    (52)
  Calls...................       (60)        (60)   -0-     -0-    -0-    (120)
                               -----       -----   ----  ------ ------  ------
Balance at June 30, 1994..     $ 125       $  60   $300  $1,000 $1,055  $2,540
                               =====       =====   ====  ====== ======  ======

      TABLE 5--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS AND CAPS

                                                       MATURE DURING
                                       JUNE 30  --------------------------------
                                        1994    1994   1995   1996  1997  TOTAL
                                       -------  ----  ------  ----  ----  ------
                                                  (IN MILLIONS)
Receive fixed swaps:
  Notional............................ $  125   $ 60  $   65  $-0-  $-0-  $  125
  Receive rate........................   7.02%  9.04%   5.16%               7.02%
  Pay rate............................   4.36%  4.56%   4.56%               4.56%
Pay fixed swaps:
  Notional............................ $   60   $ 60  $  -0-  $-0-  $-0-  $   60
  Receive rate........................   4.41%  4.56%                       4.56%
  Pay rate............................   4.00%  4.00%                       4.00%
Basis swaps:
  Notional............................ $  300   $-0-  $  -0-  $300  $-0-  $  300
  Receive rate........................   4.56%                4.88%         4.88%
  Pay rate............................   5.50%                5.79%         5.79%
Other swaps:
  Notional............................ $1,000   $-0-  $  300  $300  $400  $1,000
  Receive rate........................   4.41%          5.83% 5.29% 5.33%   5.46%
  Pay rate............................   4.57%          4.88% 4.88% 4.88%   4.88%
Total swap portfolio:
  Notional............................ $1,485   $120  $  365  $600  $400  $1,485
  Receive rate........................   4.66%  6.80%   5.71% 5.08% 5.33%   5.44%
  Pay rate............................   4.72%  4.28%   4.82% 5.33% 4.88%   5.00%
Total cap portfolio:
  Notional............................ $1,055   $-0-  $  945  $ 33  $ 77  $1,055
  Pay rate............................   0.46%          0.47% 1.24% 0.59%   0.51%
Total portfolio:
  Notional............................ $2,540   $120  $1,310  $633  $477  $2,540
  Receive rate........................   2.73%  6.80%   1.60% 4.83% 4.47%   3.19%
  Pay rate............................   2.95%  4.28%   1.68% 5.12% 4.18%   3.13%

- --------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from June 30, 1994. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                 LOANS          NONPERFORMING LOANS* NET CHARGE-OFFS
                                JUNE 30               JUNE 30            JUNE 30
                         ---------------------- -------------------------------------
                            1994        1993       1994      1993     1994     1993
                         ----------- ---------- ---------- -----------------  -------
                                               (IN THOUSANDS)
Commercial.............. $ 2,652,130 $2,319,674 $   20,545   $24,172 $ 1,383  $ 3,121
Commercial real estate:
 Commercial real estate
  mortgages:
 Owner occupied.........     591,107    357,905     19,886     1,045     139       28
 Nonowner occupied......     784,307    811,463     34,487    22,944  (1,094)   1,315
                         ----------- ---------- ---------- --------- -------  -------
  Total commercial real
   estate mortgages.....   1,375,414  1,169,368     54,373    23,989    (955)   1,343
                         ----------- ---------- ---------- --------- -------  -------
 Real estate construc-
  tion
 Owner occupied.........     191,684    114,662      2,077     1,887    (169)     -0-
 Nonowner occupied......     261,042    242,163        215     2,076      (7)     (78)
                         ----------- ---------- ---------- --------- -------  -------
  Total real estate
   construction.........     452,726    356,825      2,292     3,963    (176)     (78)
                         ----------- ---------- ---------- --------- -------  -------
   Total commercial real
    estate..............   1,828,140  1,526,193     56,665    27,952  (1,131)   1,265
                         ----------- ---------- ---------- --------- -------  -------
Consumer:
 Residential first mort-
  gages.................   3,787,197  1,967,065     22,862     5,669     (38)     342
 Other residential mort-
  gages.................     541,278    497,951        -0-       100      61      109
 Dealer indirect........     775,378    561,446        -0-       -0-     646      884
 Other consumer.........   1,075,251    849,055      1,653     2,933   7,473    8,677
                         ----------- ---------- ---------- --------- -------  -------
   Total consumer.......   6,179,104  3,875,517     24,515     8,702   8,142   10,012
                         ----------- ---------- ---------- --------- -------  -------
                         $10,659,374 $7,721,384   $101,725   $60,826 $ 8,394  $14,398
                         =========== ========== ========== ========= =======  =======

- --------
*  Exclusive of accruing loans 90 days past due.

                         TABLE 7--NONPERFORMING ASSETS

                                         1994                  1993
                                  -----------------  -------------------------
                                   JUN 30   MAR 31   DEC 31   SEPT 30  JUN 30
                                  -----------------  -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans................. $ 90,550  $63,540  $53,020  $46,514  $57,085
Restructured loans...............   11,175    1,827    2,420    2,674    3,741
                                  --------  -------  -------  -------  -------
  Total nonperforming loans......  101,725   65,367   55,440   49,188   60,826
Foreclosed properties............   35,266   25,323   29,273   31,939   32,567
Repossessions....................      887      888    1,081      683      666
                                  --------  -------  -------  -------  -------
  Total nonperforming assets*.... $137,878  $91,578  $85,794  $81,810  $94,059
                                  ========  =======  =======  =======  =======
Nonperforming assets* to loans
 net of unearned income,
 foreclosed properties and
 repossessions...................     1.30%    1.02%    1.00%    1.05%    1.22%
Accruing loans 90 days past due.. $ 29,959  $28,638  $20,917  $21,074  $21,067

- --------
*  Exclusive of accruing loans 90 days past due.

                       TABLE 8--ALLOWANCE FOR LOAN LOSSES

                                   1994                          1993
                          ----------------------- -----------------------------------
                          2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $130,488    $131,509    $114,634    $114,420    $115,286
Loans charged off.......      9,512       8,894       8,017       9,189      11,044
Recoveries of loans
 previously charged off.      5,796       4,216       2,264       9,592       2,143
                           --------    --------    --------    --------    --------
Net charge-offs
 (recoveries)...........      3,716       4,678       5,753        (403)      8,901
Addition (reduction) to
 allowance charged
 (credited) to expense..      2,974       2,207      12,635        (189)      8,035
Allowance acquired in
 acquisitions...........     35,000       1,450       9,993         -0-         -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $164,746    $130,488    $131,509    $114,634    $114,420
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........      1.56%       1.46%       1.54%       1.47%       1.50%
Allowance for loan
 losses to nonperforming
 loans..................    161.95%     199.62%     237.21%     233.05%     188.11%
Allowance for loan
 losses to nonperforming
 assets.................    119.49%     142.49%     153.28%     140.12%     121.65%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........      0.16%       0.22%       0.28%     (0.02%)       0.47%

               TABLE 9--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                                  1994                          1993
                         ----------------------- -----------------------------------
                         2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $3,574      $3,908      $ 2,890     $ 7,251     $7,961
Reduction to allowance
 credited to expense....     (627)       (450)      (1,684)     (1,060)      (541)
Net recoveries
 (writedowns)/(losses)..     (255)        116        1,848      (3,301)      (169)
Allowance acquired in
 bank purchases.........      -0-         -0-          854         -0-        -0-
                           ------      ------      -------     -------     ------
Balance at end of the
 period.................   $2,692      $3,574      $ 3,908     $ 2,890     $7,251
                           ======      ======      =======     =======     ======

                              TABLE 10--SECURITIES

                                        JUNE 30, 1994         JUNE 30, 1993
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $3,156,061 $3,081,153 $2,102,887 $2,158,902
  State, county and municipal secu-
   rities..........................    314,084    330,742    382,993    405,713
  Other securities.................      7,970      7,900    264,906    268,873
                                    ---------- ---------- ---------- ----------
                                    $3,478,115 $3,419,795 $2,750,786 $2,833,488
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $  969,594            $  160,394
  Other securities.................     60,918               406,835
                                    ----------            ----------
                                    $1,030,512            $  567,229
                                    ==========            ==========

                  TABLE 11--OTHER INTEREST-BEARING LIABILITIES

                                                                 JUNE 30
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan note........................... $  660,838 $  719,000
  Term federal funds purchased...........................    244,000     95,000
  Other..................................................     60,112     71,585
                                                          ---------- ----------
    Total short-term.....................................    964,950    885,585
Long-term:
  Federal Home Loan Bank advances........................    239,635     20,885
  7 3/4% Subordinated Notes Due 2004.....................    149,091        -0-
  Subordinated Capital Notes.............................     99,376     99,247
  Floating Rate Notes Due 1999...........................      7,659      8,205
  7 1/2% Convertible Subordinated Debentures.............      3,709      3,488
  Long-term notes payable................................     22,207     41,115
                                                          ---------- ----------
    Total long-term......................................    521,677    172,940
                                                          ---------- ----------
      Total other interest-bearing liabilities........... $1,486,627 $1,058,525
                                                          ========== ==========

                            TABLE 12--CAPITAL RATIOS

                                                              JUNE 30
                                                      ------------------------
                                                         1994         1993
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $17,337,405  $12,518,689
  Adjusted allowance for loan losses.................     145,604      114,380
  Adjustment for risk-weighting of balance sheet
   items.............................................  (7,028,582)  (4,379,057)
  Adjustment for off-balance sheet items.............   1,390,551    1,238,869
  Add unrealized losses on available-for-sale securi-
   ties..............................................      16,853          -0-
  Less certain intangible assets.....................    (232,683)     (97,629)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $11,629,148  $ 9,395,252
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,327,336  $ 1,038,198
  Add unrealized losses on available-for-sale securi-
   ties (net of
   deferred taxes)...................................      10,555          -0-
  Less certain intangible assets.....................    (232,683)     (97,629)
                                                      -----------  -----------
  Tier I capital.....................................   1,105,208      940,569
  Adjusted allowance for loan losses.................     145,604      114,380
  Qualifying long-term debt..........................     252,176      102,735
                                                      -----------  -----------
  Tier II capital....................................     397,780      217,115
                                                      -----------  -----------
    Total capital.................................... $ 1,502,988  $ 1,157,684
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......       9.50%       10.01%
  Total capital to risk-adjusted assets..............      12.92%       12.32%
Other capital ratios:
  Leverage...........................................       7.99%        7.69%
  Equity to assets...................................       7.66%        8.29%
  Tangible equity to assets..........................       5.68%        7.34%

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  Since March 31, 1994, AmSouth has completed the following business combinations, the terms of which are summarized in the following table.

                                              APPROXIMATE     CONSIDERATION/
                             HEADQUARTERS        TOTAL          ACCOUNTING      COMPLETION
NAME OF ACQUIRED COMPANY       LOCATION        ASSETS (1)       TREATMENT          DATE
- ------------------------     ------------     -----------     --------------    ----------
Citizens                  Naples, Florida     $313 million common stock/        April 1994
 National                                                  pooling-of-interests
 Corporation
Parkway                   Ft. Myers, Florida   130 million common stock/        April 1994
 Bancorp,                                                  pooling-of-interests
 Inc.
First Federal             Calhoun, Georgia      72 million common stock/        April 1994
 Savings                                                   pooling-of-interests
 Bank, Cal-
 houn, Geor-
 gia
Fortune                   Clearwater, Florida  2.7 billion cash and common       June 1994
 Bancorp,                                                  stock/purchase
 Inc.

- --------
(1) The dollar amounts indicated represent assets of the specified organization as of the last reported period prior to the business combination.

  As of the date of this Form 10-Q, AmSouth is a party to two other pending business combinations, which are summarized in the table below. Consummation of each of these transactions remains subject to fulfillment of a number of conditions, including receipt of shareholder and regulatory approvals. No assurances can be given that such conditions will be fulfilled or that such transactions will be consummated.

                                                         APPROXIMATE
                                      HEADQUARTERS          TOTAL     CONSIDERATION/EXPECTED
NAME OF COMPANY TO BE ACQUIRED          LOCATION          ASSETS (1)   ACCOUNTING TREATMENT
- ------------------------------        ------------       -----------  ----------------------
The Tampa Banking               Tampa, Florida           $219 million  common stock/
 Company                                                               pooling-of-interests
Community Federal               Fort Oglethorpe, Georgia  103 million  cash/purchase
 Savings Bank

- --------
(1) The dollar amounts indicated represent assets of the specified organization as of June 30, 1994.

  On May 19, 1994, AmSouth issued $150,000,000 of its 7 3/4% subordinated notes due 2004. The effect of the issuance of these notes is reflected in the financial statements that are a part of this report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Item 6(a)--Exhibits

  The exhibits listed in the Exhibit Index at page 21 of this Form 10-Q are filed herewith or are incorporated by reference herein.

 Item 6(b)--Forms 8-K

  The following Forms 8-K have been filed by AmSouth since March 31, 1994 and have not previously been reported in AmSouth's Form 10-Q for the quarter ended March 31, 1994:

  Form 8-K filed on May 19, 1994 to report pro forma financial statements that give effect to pending mergers and acquisitions as of March 31, 1994.

  Form 8-K filed on May 20, 1994 to file the Consent of Dillon Read & Co., Inc. relating to Registration Statement No. 33-52961 on Form S-4.

  Form 8-K filed on June 10, 1994 to report the results of the pricing period computations required in the agreement for the acquisition of Fortune Bancorp, Inc., by AmSouth.

  Form 8-K filed on July 8, 1994 to report the merger of Fortune Bancorp, Inc. into AmSouth.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: August 11, 1994                                /s/ John W. Woods
                                          By: _________________________________
                                               Chairman of the Board, Chief
                                              Executive Officer and President

Date: August 11, 1994                               /s/ Ricky W. Thomas
                                          By: _________________________________
                                                 Senior Vice President and
                                             Controller (Principal Accounting
                                                         Officer)

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

     2-d Amended and Restated Agreement and Plan of Reorganization by and between Mid-State Federal Savings Bank and AmSouth Bancorporation dated as of April 22, 1993, and amended and restated as of June 22, 1993 (4)

     2-e Agreement and Plan of Merger dated as of May 11, 1993 between First Sunbelt Bankshares Inc. and AmSouth Bancorporation (5)

     2-f Agreement and Plan of Merger dated as of June 30, 1993 between FloridaBank, a Federal Savings Bank and AmSouth Bancorporation
                (6)

     2-g Agreement and Plan of Merger dated as of July 29, 1993 between Parkway Bancorp, Inc. and AmSouth Bancorporation (7)

     2-h Agreement and Plan of Merger dated as of August 3, 1993 between First Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorporation (8)

     2-i Agreement and Plan of Merger dated as of August 9, 1993 between Citizens National Corporation and AmSouth
                Bancorporation (9)

     2-j Agreement and Plan of Merger dated as of September 12, 1993, between Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (10)

     3          Bylaws of AmSouth Bancorporation, as amended

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

    10-i        1989 AmSouth Bancorporation Long Term Incentive Compensation
                Plan (22)

    10-j        AmSouth Bancorporation 1987 Substitute Stock Option Plan (23)

    10-k        Change in Control Compensation Agreements (24)

    10-l Deferred Compensation Plan for Directors of AmSouth and AmSouth Bank N.A. (25)

    10-m Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General Contractor, Inc. (Infrastructure)

    10-n Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General Contractor, Inc. (Buildings)

    10-o Guaranty Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General Contractor, Inc.

    11          Statement re Computation of Earnings per Share

    15          Letter re Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

 (1) Filed as Exhibit 2 to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-53088), incorporated herein by reference
 (2) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-60164), incorporated herein by reference
 (3) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-49865), incorporated herein by reference
 (4) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-64960), incorporated herein by reference
 (5) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50041), incorporated herein by reference
 (6) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50605), incorporated herein by reference
 (7) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50727), incorporated herein by reference
 (8) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-51767), incorporated herein by reference
 (9) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50865), incorporated herein by reference
(10) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994 and filed by AmSouth pursuant to rule 424 (b)(3), incorporated herein by reference
(11) Instruments defining the right of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b) (4)(v) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
(12) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
(13) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
(14) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference
(15) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference
(16) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1991, incorporated herein by reference
(17) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference
(18) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference
(19) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference
(20) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference
(21) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference
(22) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
(23) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1988, incorporated herein by reference
(24) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference
(25) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference