Form 10-Q
period 1994-09-30
AMSOUTH BANCORPORATION
filed 1994-11-14
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER 1-7476
SEPTEMBER 30, 1994

                             AMSOUTH BANCORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               63-0591257
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       1400 AMSOUTH--SONAT TOWER
          BIRMINGHAM, ALABAMA                            35203
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

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

Yes  X  No
    ---    ---
  As of November 8, 1994 AmSouth Bancorporation had 58,002,681 shares of common stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
 Part I.  Financial Information
          Item 1. Financial Statements (Unaudited)
          Consolidated statement of condition--September 30, 1994 and
           December 31, 1993.........................................    1
          Consolidated statement of earnings--Nine months and three
           months ended September 30, 1994 and 1993..................    2
          Consolidated statement of shareholders' equity--Nine months ended
           September 30, 1994........................................    3
          Consolidated statement of cash flows--Nine months ended
           September 30, 1994 and 1993...............................    4
          Review Report of Independent Accountants...................    7

          Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................    8

 Part II. Other Information
          Item 5. Other Information..................................    18
          Item 6. Exhibits and Reports on Form 8-K...................    18
 Signatures...........................................................   19
 Exhibit Index........................................................   20

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                                     SEPTEMBER 30  DECEMBER 31
                                                         1994         1993
                                                     ------------  -----------
                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks............................  $   821,865   $   614,698
Federal funds sold and securities purchased under
 agreements to resell..............................      102,579       171,952
Trading securities.................................        5,823        94,844
Available-for-sale securities......................      616,256     1,293,989
Held-to-maturity securities (market value of
 $3,298,941 and $1,874,587 respectively)...........    3,396,617     1,823,317
Mortgage loans held for sale.......................      192,001       335,435
Loans..............................................   11,085,348     8,611,708
Less: Allowance for loan losses....................      164,756       131,510
 Unearned income...................................       76,985        71,296
                                                     -----------   -----------
 Net loans.........................................   10,843,607     8,408,902
Premises and equipment, net........................      270,873       234,155
Customers' acceptance liability....................        2,779         6,264
Accrued interest receivable and other assets.......      616,787       486,065
                                                     -----------   -----------
                                                     $16,869,187   $13,469,621
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
 Deposits:
 Noninterest-bearing demand........................  $ 1,880,201   $ 1,747,694
 Interest-bearing demand...........................    4,017,362     3,484,812
 Savings...........................................      935,474       866,977
 Time..............................................    4,990,997     3,520,768
 Certificates of deposit of $100,000 or more.......      784,227       742,738
                                                     -----------   -----------
  Total deposits...................................   12,608,261    10,362,989
 Federal funds purchased and securities sold under
  agreements to repurchase.........................    1,758,166       793,177
 Other borrowed funds..............................      633,737       667,318
 Long-term debt....................................      423,648       173,142
                                                     -----------   -----------
  Total deposits and interest-bearing liabilities..   15,423,812    11,996,626
Acceptances outstanding............................        2,779         6,264
Accrued expenses and other liabilities.............      124,099       324,006
                                                     -----------   -----------
  Total liabilities................................   15,550,690    12,326,896
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none......................          -0-           -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares
 Issued--59,526,410 shares and 54,534,691 shares,
  respectively.....................................       59,526        54,535
 Capital surplus...................................      578,041       469,842
 Retained earnings.................................      723,327       645,465
 Cost of common stock in treasury--1,500,000
  shares...........................................      (24,173)      (24,173)
 Deferred compensation on restricted stock.........       (4,869)       (2,944)
 Unrealized losses on available-for-sale
  securities, net of deferred taxes................      (13,355)          -0-
                                                     -----------   -----------
  Total shareholders' equity.......................    1,318,497     1,142,725
                                                     -----------   -----------
                                                     $16,869,187   $13,469,621
                                                     ===========   ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                                         NINE MONTHS          THREE MONTHS
                                     ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                     --------------------  --------------------
                                       1994       1993       1994       1993
                                     ---------  ---------  ---------  ---------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans..............................  $ 564,747  $ 454,063  $ 217,263  $ 155,069
Securities:
 Trading securities................      2,418      1,561        907        783
 Available-for-sale securities.....     43,474     21,562     17,556      7,644
 Held-to-maturity securities.......    129,913    135,528     56,010     44,019
                                     ---------  ---------  ---------  ---------
   Total securities................    175,805    158,651     74,473     52,446
Mortgage loans held for sale.......      9,901     10,450      2,803      4,243
Federal funds sold and securities
 purchased under agreements to re-
 sell..............................      2,229      5,310        792      1,961
                                     ---------  ---------  ---------  ---------
   Total revenue from earning as-
    sets...........................    752,682    628,474    295,331    213,719
INTEREST EXPENSE
Interest-bearing demand deposits...     82,505     64,433     33,321     21,761
Savings deposits...................     17,705     15,579      6,459      5,276
Time deposits......................    126,472    107,457     51,505     36,211
Certificates of deposit of $100,000
 or more...........................     23,584     23,339      9,358      7,817
Federal funds purchased and securi-
 ties sold under agreements to re-
 purchase..........................     46,337     24,142     25,759      8,364
Other borrowed funds...............     15,344     10,768      6,673      4,162
Long-term debt.....................     16,917      9,113      9,062      3,299
                                     ---------  ---------  ---------  ---------
   Total interest expense..........    328,864    254,831    142,137     86,890
GROSS INTEREST MARGIN..............    423,818    373,643    153,194    126,829
Provision for loan losses..........      9,954     15,330      4,773       (189)
                                     ---------  ---------  ---------  ---------
NET INTEREST MARGIN................    413,864    358,313    148,421    127,018
NONINTEREST REVENUES
Service charges on deposit ac-
 counts............................     50,313     44,408     17,749     15,283
Trust income.......................     34,574     31,182     11,140     10,362
Credit card income.................      9,206      9,391      3,116      3,380
Investment services income.........     10,847     16,562      3,472      5,419
Mortgage administration fees.......     16,505     12,740      6,545      4,005
Investment securities gains........        327      1,465         99        301
Portfolio income...................     (2,064)     7,921     (3,213)     4,764
Other operating revenues...........     31,880     24,067     16,908      7,890
                                     ---------  ---------  ---------  ---------
   Total noninterest revenues......    151,588    147,736     55,816     51,404
NONINTEREST EXPENSES
Salaries and employee benefits.....    171,253    166,926     60,860     65,077
Net occupancy expense..............     33,917     27,082     12,264      9,130
Equipment expense..................     30,415     27,811     10,696      9,482
FDIC premiums......................     17,899     15,989      6,669      5,347
Foreclosed properties expense......        666     (3,002)       455     (2,857)
Other operating expenses...........    117,777     97,728     44,022     33,915
                                     ---------  ---------  ---------  ---------
   Total noninterest expenses......    371,927    332,534    134,966    120,094
INCOME BEFORE INCOME TAXES.........    193,525    173,515     69,271     58,328
Income taxes.......................     67,590     57,596     25,210     20,183
                                     ---------  ---------  ---------  ---------
   NET INCOME......................  $ 125,935  $ 115,919  $  44,061  $  38,145
                                     =========  =========  =========  =========
Average common shares outstanding..     56,021     50,583     58,894     51,050
Earnings per common share..........  $    2.25  $    2.29  $    0.75  $    0.75

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              UNREALIZED
                          COMMON   CAPITAL   RETAINED  TREASURY    DEFERRED   LOSSES ON
                           STOCK   SURPLUS   EARNINGS   STOCK    COMPENSATION SECURITIES   TOTAL
                          -------  --------  --------  --------  ------------ ---------- ----------
                                                     (IN THOUSANDS)
Balance at January 1,
 1994...................  $54,535  $469,842  $645,465  $(24,173)   $(2,944)    $    -0-  $1,142,725
Balance at beginning of
 period for immaterial
 pooling-of-interests
 entities...............    1,070     9,192    11,231       -0-        -0-          -0-      21,493
Net income..............      -0-       -0-   125,935       -0-        -0-          -0-     125,935
Cash dividends declared.      -0-       -0-   (59,304)      -0-        -0-          -0-     (59,304)
Common stock transac-
 tions:
 Employee stock plans...      447     7,934       -0-       -0-     (1,925)         -0-       6,456
 Acquisition of Fortune
  Bancorp, Inc..........    4,474   121,363       -0-       -0-        -0-          -0-     125,837
 Purchase and retirement
  of common stock.......   (1,000)  (30,290)      -0-       -0-        -0-          -0-     (31,290)
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........      -0-       -0-       -0-       -0-        -0-      (13,355)    (13,355)
                          -------  --------  --------  --------    -------     --------  ----------
Balance at September 30,
 1994...................  $59,526  $578,041  $723,327  $(24,173)   $(4,869)    $(13,355) $1,318,497
                          =======  ========  ========  ========    =======     ========  ==========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                        ----------------------
                                                           1994        1993
                                                        -----------  ---------
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................. $   125,935  $ 115,919
Adjustments to reconcile net income to net cash pro-
 vided by operating activities:
  Provision for loan losses............................       9,954     15,330
  Foreclosed property recoveries.......................        (852)    (3,185)
  Depreciation and amortization of premises and equip-
   ment................................................      18,367     16,733
  Amortization of premiums and discounts on held-to-ma-
   turity securities and available-for-sale securities.        (859)     1,679
  Net decrease (increase) in mortgage loans held for
   sale................................................     160,964    (15,515)
  Net decrease (increase) in trading securities........      89,853    (34,132)
  Proceeds from maturities and prepayments of avail-
   able-for-sale securities............................     172,833    107,517
  Proceeds from sales of available-for-sale securities.   1,413,932    339,944
  Purchases of available-for-sale securities...........    (391,462)  (660,348)
  Net gains on sales of available-for-sale securities..        (491)    (4,823)
  Net gains on calls and sales of held-to-maturity se-
   curities............................................        (327)    (1,465)
  Net decrease in accrued interest receivable and other
   assets..............................................     152,241    260,899
  Net (decrease) increase in accrued expenses and other
   liabilities.........................................    (259,337)   219,811
  Net increase in deferred income tax benefits.........        (879)    (8,002)
  Amortization of intangible assets....................      17,247     10,420
  Other................................................     (10,322)       817
                                                        -----------  ---------
    Net cash provided by operating activities..........   1,496,797    361,599
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities...........................     281,678    605,229
Proceeds from sales of held-to-maturity securities.....         -0-    109,419
Purchases of held-to-maturity securities...............  (1,475,524)  (667,121)
Net decrease (increase) in federal funds sold and
 securities purchased under agreements to resell.......      82,191   (375,209)
Net increase in loans..................................    (896,852)  (461,547)
Net purchases of premises and equipment................     (28,665)   (43,947)
Net cash (used) provided by acquisitions...............    (109,351)     9,661
                                                        -----------  ---------
    Net cash used by investing activities..............  (2,146,523)  (823,515)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts..............................................      49,545   (425,952)
Net increase in time deposits..........................     351,953    439,135
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase........     485,840   (149,980)
Net (decrease) increase in other borrowed funds........      (1,601)   548,692
Issuance of long-term debt.............................     149,084     21,500
Payments for maturing long-term debt...................    (101,075)    (7,563)
Cash dividends paid....................................     (58,762)   (40,176)
Proceeds from employee stock plans.....................       4,974      4,356
Purchase and retirement of stock.......................     (31,290)       -0-
                                                        -----------  ---------
    Net cash provided by financing activities..........     848,668    390,012
                                                        -----------  ---------
Increase (decrease) in cash and cash equivalents.......     198,942    (71,904)
Cash and cash equivalents at beginning of period.......     614,698    589,084
Beginning consolidated cash balances of immaterial
 pooling-of-interests entities.........................       8,225      4,221
                                                        -----------  ---------
Cash and cash equivalents at end of period............. $   821,865  $ 521,401
                                                        ===========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

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

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (Statement 114). The statement requires that certain impaired loans be measured based on the present value of the collateral if the loan is collateral dependent. AmSouth anticipates adoption of Statement 114 by January 1, 1995 as required, and the effect on AmSouth's financial condition or results of operations has not been determined.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (Statement 119). The statement generally requires disclosures about the amount, nature, and terms of derivative financial instruments. Statement 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading, with differing disclosure requirements for the separate categories of financial instruments. AmSouth anticipates adoption of Statement 119 by December 31, 1994, as required.

  Business Combinations--During the second quarter of 1994, AmSouth completed business combinations with Citizens National Corporation (Citizens), headquartered in Naples, Florida, Parkway Bancorp, Inc. (Parkway), headquartered in Fort Myers, Florida, and First Federal Savings Bank, Calhoun, Georgia (Calhoun), all of which were accounted for using the pooling-of-interests method of accounting. AmSouth issued approximately 1,604,000, 629,000, and 442,000 shares of common stock for all of the outstanding shares of common stock of Citizens, Parkway, and Calhoun, respectively. At March 31, 1994, Citizens, Parkway, and Calhoun had total assets of approximately $313.0 million, $130.0 million, and $72.0 million, respectively.

  In the aggregate, when the three month period ended March 31, 1994 is restated for these three poolings-of-interests, AmSouth's gross interest margin will be $134.3 million, net income will be $39.0 million, and earnings per common share will be $0.72.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  On June 23, 1994, AmSouth completed the acquisition of Fortune Bancorp, Inc. (Fortune) which was accounted for using the purchase method of accounting through the issuance of approximately 4,474,000 shares of common stock and payment of approximately $144.6 million in cash. Approximately $167.0 million of goodwill resulting from the acquisition will be amortized on a straight line basis over 20 years.

  The operating results of the Fortune acquisition are included in AmSouth's consolidated statement of earnings since the date of acquisition. The following unaudited pro forma summary presents the consolidated statement of earnings as if the acquisition occurred at the beginning of 1993, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. These pro forma results have been prepared for comparison purposes only and do not purport to be indications of what would have occurred had the acquisition been made as of the beginning of 1993 or of results which may occur in the future.

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                          (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
   Gross interest margin................................. $  457,006 $  427,980
   Net income............................................    110,666    114,563
   Earnings per common share.............................       1.88       2.08

  On March 9, 1994, AmSouth signed an agreement to enter into a business combination with The Tampa Banking Company (Tampa), headquartered in Tampa, Florida, and its subsidiary, The Bank of Tampa. At September 30, 1994, Tampa had total consolidated assets of approximately $213.4 million and total consolidated deposits of approximately $197.8 million. Under the terms of the agreement, AmSouth will issue 1.5592 shares of AmSouth common stock for each of the outstanding shares of Tampa common stock, subject to adjustment. At September 30, 1994, Tampa, had approximately 638,000 shares of common stock outstanding. The transaction will be accounted for using the pooling-of-interests method of accounting.

  On March 31, 1994, AmSouth signed an agreement to acquire Community Federal Savings Bank (Community), headquartered in Fort Oglethorpe, Georgia. At September 30, 1994, Community had total assets of approximately $103.6 million and total deposits of approximately $88.8 million. Under the terms of the agreement, AmSouth will pay $65.50 for each of the outstanding shares of Community common stock for a total purchase price of approximately $17 million. The transaction will be accounted for using the purchase method of accounting.

  Cash Flows--For the nine months ended September 30, 1994 and 1993, AmSouth paid interest of $316,272,000 and $243,308,000, respectively, and income taxes of $71,791,000 and $56,012,000, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1994 and 1993 were $23,369,000 and $8,919,000, respectively. For the nine months ended September 30, 1994 and 1993, noncash transfers from foreclosed properties to loans were $3,566,000 and $5,096,000, respectively. Noncash transfers from available-for-sale securities to held-to-maturity securities for the nine months ended September 30, 1994 and 1993, were $327,886,000 and none, respectively.

  Long-Term Debt--On May 19, 1994, AmSouth issued $150.0 million in 7 3/4% Subordinated Notes Due 2004 at a discounted price of 99.389%. The net proceeds to AmSouth after commissions totaled $148.1 million. The notes will mature on May 15, 2004 and are not redeemable prior to maturity. The proceeds from the notes were used for the Fortune acquisition.

  Shareholders' Equity--During the third quarter of 1994, AmSouth purchased 1,000,000 shares of AmSouth Common Stock at a cost of $31.3 million for the sole purpose of replenishing shares issued by AmSouth in connection with its purchase of Fortune.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 7, 1994

                                              /s/ Ernst & Young LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $125.9 million for the nine months ended September 30, 1994 compared to $115.9 million for the same period of 1993. On a per common share basis, AmSouth earned $2.25 year-to-date 1994 compared to $2.29 year-to-date 1993. For the third quarter of 1994, net income was $44.1 million or $.75 per common share. This was a 15.5% increase compared to net income of $38.1 million for the third quarter of 1993. Earnings per common share was the same for both quarters at $.75.

  For the nine months ended September 30, 1994 and 1993, the annualized return on average assets (ROA) was 1.13% and 1.27%, respectively. The annualized return on average equity (ROE) for the same periods was 13.56% and 15.35%. For the third quarter of 1994, ROA and ROE were 1.02% and 13.07%, respectively, compared to 1.20% and 14.40% for the third quarter of 1993.

Net Interest Margin

  For the nine months ended September 30, 1994, the net interest margin totaled $413.9 million compared to $358.3 million for the same period of 1993. An increase in revenue from earning assets and a decrease in provision for loan losses were partially offset by an increase in interest expense. The net interest margin for the third quarter of 1994 increased $21.4 million to $148.4 million compared to the same period last year. The gross interest spread declined 33 basis points for the nine months compared to the prior year.

  A 21.2% increase in year-to-date average earning assets combined with a 14 basis point decline in the nine month annualized yield resulted in a $124.2 million increase in revenue from earning assets. The primary reason for the increase in average earning assets was a 27.1% increase in average loans net of unearned income. Exclusive of the acquisition of Mid-State Federal Savings Bank (Mid-State) in December 1993 and Fortune in June 1994, which were accounted for as purchases, AmSouth's loan growth was approximately 16%. Residential first mortgages represented approximately 49% of this growth. At September 30, 1994, residential first mortgages comprised 37% of AmSouth's total loan portfolio with approximately 67% of that balance at adjustable rates. Although rates increased during the third quarter of 1994, the lower rates on residential first mortgages during the first and second quarter of 1994 contributed to the decrease in the nine month annualized yield on average earning assets.

  The year-to-date average balance of total securities increased 14.4% with the nine month annualized yield decreasing 29 basis points. The decline in yields on securities was partially due to an overall decline in the market. Maturing securities and securities sold during the prior twelve months were partially replaced with lower yielding instruments.

  Year-to-date average interest-bearing liabilities increased $2.2 billion, funding approximately 91% of the growth in average earning assets. A $188.9 million increase in average noninterest-bearing deposits funded the remainder of the increase. The nine month annualized rate paid on interest-bearing liabilities increased 18 basis points. The combination of decreased yields and increased rates resulted in the 33 basis point decline in the gross interest spread.

  During the third quarter of 1994, market interest rates increased as the economy improved. AmSouth's yield on earning assets increased 12 basis points compared to the third quarter of 1993. Rates on interest-bearing liabilities increased faster resulting in a 56 basis point increase. For the third quarter of 1994, volume increases in average earning assets and average interest-bearing liabilities compared to the same period of 1993 were evenly matched. The combination of these results decreased the gross interest spread 50 basis points for the quarter compared to the third quarter of 1993.

  AmSouth maintains an asset and liability process to control interest rate risk and assist management in maintaining stability in the gross interest margin. In addition, AmSouth utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to manage interest rate risk. Tables 4 and 5 summarize recent use of interest rate contracts and maturity of current contracts outstanding. The contracts outstanding at September 30, 1994, were being used to hedge the following balance sheet items for the notional amounts shown:

                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                  (IN MILLIONS)
   Securities....................................................    $  285
   Loans.........................................................       950
   Federal funds purchased and securities sold under agreements
    to repurchase................................................       705
   Deposits......................................................       600
                                                                     ------
                                                                     $2,540
                                                                     ======

  In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $81.4 million at September 30, 1994. For the nine months ended September 30, 1994, interest rate contracts had no material impact on the gross interest margin. The impact on the gross interest margin for the same period of 1993 was an increase of $6.0 million. For the quarter ended September 30, 1994, interest rate contracts decreased the gross interest margin $1.4 million while they resulted in an increase of $1.5 million for the third quarter of 1993.

Credit Quality

  AmSouth maintains an allowance for loan losses to absorb potential future losses. AmSouth's management continuously evaluates the adequacy of the allowance for loan losses. As changes in the mix of the loan portfolio occur, including the current increase in residential first mortgage loans which inherently have less risk, management will monitor not only the absolute level of the allowance but also the coverage ratio of nonperforming loans. Table 6 shows a comparison of the types of loans outstanding, nonperforming loans by type, and net charge-offs by type for September 30, 1994 and 1993. The coverage ratio of the allowance for loan losses to nonperforming loans decreased to 151.98% compared to 233.05% at September 30, 1993. A five quarter comparison of the components of nonperforming assets is shown in Table 7. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased from 1.05% at September 30, 1993 to 1.28% at September 30, 1994. Without the effect of the Fortune purchase, the level of nonperforming assets declined.

  Table 8 presents a five quarter analysis of the allowance for loan losses. At September 30, 1994, the ratio of allowance for loan losses to loans net of unearned income was 1.50% compared to 1.47% for the prior year. The purchase of Fortune added $35.0 million to the allowance for loan losses. Annualized net charge-offs to average loans net of unearned income for the three months ended September 30, 1994 was 18 basis points compared to net recoveries of two basis points for the same period of 1993.

Noninterest Revenues and Noninterest Expenses

  Noninterest revenues increased $3.9 million and $4.4 million for the nine months and three months ended September 30, 1994, respectively, compared to the same periods of 1993. Within the components of noninterest revenues, year-to-date increases occurred in other operating revenues of $7.8 million, service charges on deposit accounts of $5.9 million, mortgage administration fees of $3.8 million, and trust income of $3.4 million. For the third quarter, the largest increases occurred in other operating revenues of $9.0 million and in service charges on deposit accounts and mortgage administration fees with each increasing $2.5 million. The increase in other operating revenues for both periods was due to a gain on the sale of servicing by AmSouth's mortgage subsidiary of approximately $11.3 million. The increase in service charges on deposit accounts was primarily due to an increased volume of analysis fees on corporate accounts and overdraft fees. Year-to-date and third quarter portfolio income decreased $10.0 million and $8.0 million, respectively, primarily due to a $3.5 million loss on the sale of approximately $376.1 million of available-for-sale securities during the third quarter and declines in the securities market during 1994. Investment services income decreased $5.7 million for the nine months and $1.9 million for the quarter primarily due to interest rate instability in the bond market during 1994.

  Noninterest expenses increased $39.4 million for the nine months and $14.9 million for the third quarter compared to 1993. Exclusive of Mid-State and Fortune, noninterest expenses increased $17.3 million for the nine months compared to 1993, with no change for the third quarter compared to 1993. Year-to-date 1994 salaries and employee benefits increased $4.3 million and quarterly salaries and employee benefits decreased $4.2 million compared to the prior year. Included in the 1993 year-to-date and quarterly amounts is the one time cost of approximately $11.0 million for the enhanced retirement benefit offered last year. Exclusive of this item, salaries and employee benefits increased $15.3 million and $6.8 million for the same periods with the Mid-State and Fortune acquisitions representing $7.6 million and $4.9 million of the increase for the same periods. Other operating expenses increased $20.0 million for the nine months and $10.1 million for the quarter primarily due to general overhead costs.

Capital Adequacy

  At September 30, 1994, shareholders' equity totaled $1.3 billion, or 7.82% of total assets. Since December 31, 1993, shareholders' equity increased $175.8 million primarily due to the equity issued for the Fortune purchase of $125.8 million and to net income less dividends of $66.6 million, offset by $31.3 million for the purchase and retirement of 1,000,000 shares of AmSouth common stock. In May 1994, AmSouth issued $150.0 million in long-term subordinated debt which qualifies as Tier 2 capital. At September 30, 1994, AmSouth remains well above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. Table 12 presents the calculation of the risk-adjusted capital ratios for AmSouth at September 30, 1994 and 1993. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were well above the regulatory minimum and each subsidiary was well-capitalized at September 30, 1994. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

   AmSouth Bank of Alabama............................................... 11.24%
   AmSouth Bank of Florida............................................... 11.83%
   AmSouth Bank of Tennessee............................................. 16.24%

                           TABLE 1--FINANCIAL SUMMARY

                                                       SEPTEMBER 30
                                                  -----------------------
                                                                            %
                                                     1994         1993    CHANGE
                                                  -----------  ---------- ------
                                                          (IN THOUSANDS
                                                     EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End of period balances:
  Loans net of unearned income................... $11,008,363  $7,785,782  41.4%
  Total securities...............................   4,018,696*  3,368,060  19.3
  Total assets...................................  16,869,187  12,987,121  29.9
  Total deposits.................................  12,608,261   9,551,681  32.0
  Shareholders' equity...........................   1,318,497   1,064,556  23.9
Year to Date Average Balances:
  Loans net of unearned income................... $ 9,509,976  $7,485,198  27.1%
  Total securities...............................   3,799,210*  3,328,288  14.1
  Total assets...................................  14,835,166  12,215,949  21.4
  Total deposits.................................  11,112,240   9,416,130  18.0
  Shareholders' equity...........................   1,241,774   1,009,924  23.0

                         NINE MONTHS ENDED          THREE MONTHS ENDED
                           SEPTEMBER 30                SEPTEMBER 30
                         ------------------         --------------------
                                               %                            %
                           1994      1993    CHANGE   1994       1993     CHANGE
                         --------  --------  ------ ---------  ---------  ------
EARNINGS SUMMARY
  Net income............ $125,935  $115,919    8.6% $  44,061  $  38,145   15.5%
  Per common share......     2.25      2.29   (1.7)      0.75       0.75    0.0
SELECTED RATIOS
  Return on average
   assets (annualized)..     1.13%     1.27%             1.02%      1.20%
  Return on average
   equity (annualized)..    13.56     15.35             13.07      14.40
  Average equity to
   average assets.......     8.37      8.27              7.84       8.35
  Allowance for loan
   losses to loans net
   of unearned income...     1.50      1.47              1.50       1.47
  Efficiency ratio......    63.41     62.22             63.51      65.84
COMMON STOCK DATA
  Cash dividends
   declared............. $   1.05  $   0.87         $    0.35  $    0.29
  Book value at end of
   period...............    22.72     20.82             22.72      20.82
  Market value at end of
   period...............   31 1/2    30 3/8            31 1/2     30 3/8
  Average common shares
   outstanding..........   56,021    50,583            58,894     51,050

- --------
* Includes adjustment for market valuation on available-for-sale securities of $(21,391) for end-of-period balance and $(8,044) for year-to-date average balance.

  TABLE 2--YEAR-TO-DATE YIELDS ON AVERAGE EARNINGS ASSETS AND RATES ON AVERAGE
                          INTEREST-BEARING LIABILITIES

                                      1994                                1993
                         ----------------------------------- -----------------------------------
                         NINE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                         ----------------------------------- -----------------------------------
                           AVERAGE      REVENUE/   YIELD/      AVERAGE      REVENUE/   YIELD/
                           BALANCE       EXPENSE    RATE       BALANCE       EXPENSE    RATE
                         -------------  -------------------- -------------  --------------------
                                (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................ $   9,509,976  $  567,000    7.97%  $   7,485,198  $  456,967    8.16%
 Trading securities.....        54,517       2,449    6.01          63,255       1,630    3.45
 Available-for-sale
  securities............     1,104,172      43,474    5.26         540,246      21,660    5.36
 Held-to-maturity
  securities
 Taxable................     2,324,512     111,632    6.42       2,338,538     114,533    6.55
 Tax-free...............       324,053      27,122   11.19         386,249      30,970   10.72
                         -------------  ----------           -------------  ----------
  Total held-to-
   maturity securities..     2,648,565     138,754    7.00       2,724,787     145,503    7.14
                         -------------  ----------           -------------  ----------
   Total securities.....     3,807,254     184,677    6.49       3,328,288     168,793    6.78
 Other earning assets...       326,374      12,130    4.97         441,071      15,760    4.78
                         -------------  ----------           -------------  ----------
   Total earning assets.    13,643,604     763,807    7.48      11,254,557     641,520    7.62
 Cash and other assets..     1,343,527                           1,074,691
 Allowance for loan
  losses................      (143,921)                           (113,299)
 Market valuation on
  available-for-sale
  securities............        (8,044)                                -0-
                         -------------                       -------------
                         $  14,835,166                       $  12,215,949
                         =============                       =============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $   3,746,383      82,505    2.94   $   3,226,405      64,433    2.67
 Savings deposits.......       919,538      17,705    2.57         764,512      15,579    2.72
 Time deposits..........     3,929,607     126,472    4.30       3,113,280     107,457    4.61
 Certificates of deposit
  of $100,000 or more...       747,141      23,584    4.22         731,259      23,339    4.27
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............     1,500,422      46,337    4.13       1,021,255      24,142    3.16
 Other interest-bearing
  liabilities...........       815,394      32,261    5.29         622,522      19,881    4.27
                         -------------  ----------           -------------  ----------
  Total interest-
   bearing liabilities..    11,658,485     328,864    3.77       9,479,233     254,831    3.59
                                                   -------                             -------
   Incremental interest
    spread..............                              3.71%                               4.03%
                                                   =======                             =======
 Noninterest-bearing
  demand deposits.......     1,769,571                           1,580,674
 Other liabilities......       165,336                             146,118
 Shareholders' equity...     1,241,774                           1,009,924
                         -------------                       -------------
                         $  14,835,166                       $  12,215,949
                         =============                       =============
 Gross interest
  margin/spread on a
  taxable equivalent
  basis.................                   434,943    4.26%                    386,689    4.59%
                                                   =======                             =======
 Taxable equivalent
  adjustment:
 Loans..................                     2,253                               2,904
 Securities.............                     8,872                              10,142
                                        ----------                          ----------
  Total taxable
   equivalent
   adjustment...........                    11,125                              13,046
                                        ----------                          ----------
   Gross interest
    margin..............                  $423,818                            $373,643
                                        ==========                          ==========

- --------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

    TABLE 3--QUARTERLY YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                          INTEREST-BEARING LIABILITIES



                                                              1994
                       ----------------------------------------------------------------------------------------
                              THIRD QUARTER                SECOND QUARTER                 FIRST QUARTER
                       ----------------------------  ----------------------------  ----------------------------
                         AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                         BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                       -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                             (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income....   $10,731,271  $218,001  8.06%  $ 9,058,853  $180,089  7.97%  $ 8,717,679  $168,909  7.86%
 Trading securities.        50,144       923  7.30        37,597       598  6.38        76,094       928  4.95
 Available-for-sale
 securities.........     1,190,536    17,556  5.85       919,733    11,333  4.94     1,201,542    14,585  4.92
Held-to-maturity se-
 curities
 Taxable............     3,120,246    50,000  6.36     2,326,573    36,068  6.22     1,509,848    25,564  6.87
 Tax-free...........       308,343     8,749 11.26       321,311     8,934 11.15       342,884     9,440 11.17
                       -----------  --------         -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities........     3,428,589    58,749  6.80     2,647,884    45,002  6.83     1,852,732    35,004  7.66
                       -----------  --------         -----------  --------         -----------  --------
   Total securities.     4,669,269    77,228  6.56     3,605,214    56,933  6.33     3,130,368    50,517  6.54
 Other earning
 assets.............       276,081     3,595  5.17       289,617     4,017  5.56       415,216     4,518  4.41
                       -----------  --------         -----------  --------         -----------  --------
   Total earning as-
   sets.............    15,676,621   298,824  7.56    12,953,684   241,039  7.46    12,263,263   223,944  7.41
Cash and other
 assets.............     1,562,705                     1,251,509                     1,215,098
Allowance for loan
 losses.............      (165,240)                     (133,344)                     (132,818)
Market valuation on
 available-for-sale
 securities.........       (18,349)                      (13,826)                        8,337
                       -----------                   -----------                   -----------
                       $17,055,737                   $14,058,023                   $13,353,880
                       ===========                   ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand deposits...   $ 4,084,672    33,321  3.24   $ 3,618,893    26,506  2.94   $ 3,529,482    22,679  2.61
 Savings deposits...       958,903     6,459  2.67       921,136     5,647  2.46       877,682     5,599  2.59
 Time deposits......     4,639,285    51,505  4.40     3,574,761    38,133  4.28     3,562,947    36,834  4.19
 Certificates of
 deposit of $100,000
 or more............       815,600     9,358  4.55       695,062     7,220  4.17       729,820     7,006  3.89
 Federal funds
 purchased and
 securities sold
 under agreements to
 repurchase.........     2,241,922    25,759  4.56     1,302,683    13,210  4.07       942,380     7,368  3.17
 Other interest-
 bearing
 liabilities........     1,050,845    15,735  5.94       815,117    10,235  5.04       574,989     6,290  4.44
                       -----------  --------         -----------  --------         -----------  -------- -----
   Total interest-
   bearing
   liabilities......    13,791,227   142,137  4.09    10,927,652   100,951  3.71    10,217,300    85,776  3.40
                                    -------- -----                -------- -----                -------- -----
Incremental interest
 spread.............                          3.47%                         3.75%                         4.01%
                                             =====                         =====                         =====
Noninterest-bearing
 demand deposits....     1,798,001                     1,761,223                     1,749,126
Other liabilities...       128,648                       166,657                       205,341
Shareholders'
 equity.............     1,337,861                     1,202,491                     1,182,113
                       -----------                   -----------                   -----------
                       $17,055,737                   $14,058,023                   $13,353,880
                       ===========                   ===========                   ===========
Gross interest
margin/spread on a
taxable equivalent
basis...............                 156,687  3.97%                140,088  4.34%                138,168  4.57%
                                             =====                         =====                         =====
Taxable equivalent
adjustment:
 Loans..............                     738                           759                           755
 Securities.........                   2,755                         2,969                         3,149
                                    --------                      --------                      --------
   Total taxable
   equivalent
   adjustment.......                   3,493                         3,728                         3,904
                                    --------                      --------                      --------
    Gross interest
    margin..........                $153,194                      $136,360                      $134,264
                                    ========                      ========                      ========

                                                1993
                       ----------------------------------------------------------
                             FOURTH QUARTER                 THIRD QUARTER
                       ----------------------------  ----------------------------
                         AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                         BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                       -----------  -------- ------  -----------  -------- ------
                             (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income....   $ 8,035,879  $160,270  7.91%  $ 7,689,530  $155,951  8.05%
 Trading securities.        74,248       867  4.63        60,832       824  5.37
 Available-for-sale
 securities.........       798,382    10,981  5.46       657,840     7,676  4.63
Held-to-maturity se-
 curities
 Taxable............     1,947,448    29,224  5.95     2,322,403    37,278  6.37
 Tax-free...........       357,236     9,832 10.92       372,632     9,954 10.60
                       -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities........     2,304,684    39,056  6.72     2,695,035    47,232  6.95
                       -----------  --------         -----------  --------
   Total securities.     3,177,314    50,904  6.36     3,413,707    55,732  6.48
 Other earning
 assets.............       554,087     5,058  3.62       519,525     6,204  4.74
                       -----------  --------         -----------  --------
   Total earning as-
   sets.............    11,767,280   216,232  7.29    11,622,762   217,887  7.44
Cash and other
 assets.............     1,160,143                     1,081,336
Allowance for loan
 losses.............      (118,338)                     (114,673)
Market valuation on
 available-for-sale
 securities.........           -0-                           -0-
                       -----------                   -----------
                       $12,809,085                   $12,589,425
                       ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand deposits...   $ 3,374,388    21,785  2.56   $ 3,266,837    21,761  2.64
 Savings deposits...       796,633     5,153  2.57       772,594     5,276  2.71
 Time deposits......     3,291,675    35,761  4.31     3,212,326    36,211  4.47
 Certificates of
 deposit of $100,000
 or more............       718,244     7,347  4.06       740,251     7,817  4.19
 Federal funds
 purchased and
 securities sold
 under agreements to
 repurchase.........     1,110,841     8,099  2.89     1,033,735     8,364  3.21
 Other interest-
 bearing
 liabilities........       549,993     6,350  4.58       726,900     7,461  4.07
                       -----------  -------- -----   -----------  -------- -----
   Total interest-
   bearing
   liabilities......     9,841,774    84,495  3.41     9,752,643    86,890  3.53
                                    -------- -----                -------- -----
Incremental interest
 spread.............                          3.88%                         3.91%
                                             =====                         =====
Noninterest-bearing
 demand deposits....     1,704,833                     1,640,041
Other liabilities...       176,541                       145,589
Shareholders'
 equity.............     1,085,937                     1,051,152
                       -----------                   -----------
                       $12,809,085                   $12,589,425
                       ===========                   ===========
Gross interest
margin/spread on a
taxable equivalent
basis...............                 131,737  4.44%                130,997  4.47%
                                             =====                         =====
Taxable equivalent
adjustment:
 Loans..............                     811                           881
 Securities.........                   3,278                         3,287
                                    --------                      --------
   Total taxable
   equivalent
   adjustment.......                   4,089                         4,168
                                    --------                      --------
    Gross interest
    margin..........                $127,648                      $126,829
                                    ========                      ========

- -----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                     TABLE 4--INTEREST RATE SWAPS AND CAPS

                                         SWAPS
                          -------------------------------------
                          RECEIVE FIXED PAY FIXED BASIS  OTHER   CAPS   TOTAL
                          ------------- --------- -----  ------ ------  ------
                                            (IN MILLIONS)
Balance at December 31,
 1990...................      $ 300       $ -0-   $ -0-  $  -0- $  -0-  $  300
  Additions.............        -0-         -0-     -0-     -0-    600     600
  Maturities............        -0-         -0-     -0-     -0-    -0-     -0-
  Calls.................        -0-         -0-     -0-     -0-    -0-     -0-
                              -----       -----   -----  ------ ------  ------
Balance at December 31,
 1991...................        300         -0-     -0-     -0-    600     900
  Additions.............         65         240     300     300    405   1,310
  Maturities............        -0-         -0-     -0-     -0-    -0-     -0-
  Calls.................        (60)        -0-     -0-     -0-    -0-     (60)
                              -----       -----   -----  ------ ------  ------
Balance at December 31,
 1992...................        305         240     300     300  1,005   2,150
  Additions.............        -0-         -0-     -0-     300     20     320
  Maturities............        -0-         -0-     -0-     -0-    -0-     -0-
  Calls.................       (120)       (120)    -0-     -0-    -0-    (240)
                              -----       -----   -----  ------ ------  ------
Balance at December 31,
 1993...................        185         120     300     600  1,025   2,230
  Additions.............        -0-         -0-     -0-     400    350     750
  Maturities............        -0-         -0-    (300)    -0-    (20)   (320)
  Calls.................        (60)        (60)    -0-     -0-    -0-    (120)
                              -----       -----   -----  ------ ------  ------
Balance at September 30,
 1994...................      $ 125       $  60   $ -0-  $1,000 $1,355  $2,540
                              =====       =====   =====  ====== ======  ======

       TABLE 5--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS AND CAPS

                                                     MATURE DURING
                                 SEPTEMBER 30 --------------------------------
                                     1994     1994   1995   1996  1997  TOTAL
                                 ------------ ----  ------  ----  ----  ------
                                               (IN MILLIONS)
Receive fixed swaps:
  Notional......................    $  125    $ 60  $   65  $-0-  $-0-  $  125
  Receive rate..................      7.02%   9.04%   5.16%               7.02%
  Pay rate......................      4.96%   5.06%   5.06%               5.06%
Pay fixed swaps:
  Notional......................    $   60    $ 60  $  -0-  $-0-  $-0-  $   60
  Receive rate..................      5.05%   5.06%                       5.06%
  Pay rate......................      4.00%   4.00%                       4.00%
Other swaps:
  Notional......................    $1,000    $-0-  $  300  $300  $400  $1,000
  Receive rate..................      4.67%           5.95% 5.33% 5.33%   5.52%
  Pay rate......................      4.97%           5.13% 5.13% 5.13%   5.13%
Total swap portfolio:
  Notional......................    $1,185    $120  $  365  $300  $400  $1,185
  Receive rate..................      4.94%   7.05%   5.81% 5.33% 5.33%   5.65%
  Pay rate......................      4.92%   4.53%   5.12% 5.13% 5.13%   5.07%
Total cap & floor portfolio:
  Notional......................    $1,355    $-0-  $1,245  $ 33  $ 77  $1,355
  Receive rate..................      0.03%           0.02% 0.53% 0.00%   0.03%
  Pay rate......................      0.41%           0.37% 1.24% 0.59%   0.41%
Total portfolio:
  Notional......................    $2,540    $120  $1,610  $333  $477  $2,540
  Receive rate..................      2.32%   7.05%   1.33% 4.85% 4.47%   2.65%
  Pay rate......................      2.51%   4.53%   1.45% 4.74% 4.40%   2.58%

- --------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average September 1994 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                 LOANS          NONPERFORMING LOANS* NET CHARGE-OFFS
                              SEPTEMBER 30          SEPTEMBER 30      SEPTEMBER 30
                         ---------------------- -------------------------------------
                            1994        1993       1994      1993     1994     1993
                         ----------- ---------- ---------- -----------------  -------
                                               (IN THOUSANDS)
Commercial.............. $ 2,681,371 $2,314,750 $   24,442 $  14,941 $ 2,402  $ 3,795
Commercial real estate:
 Commercial real estate
  mortgages:
  Owner occupied........     589,088    363,669     15,758     1,281    (114)  (6,064)
  Nonowner occupied.....     774,915    808,934     35,836    20,677  (2,026)   1,452
                         ----------- ---------- ---------- --------- -------  -------
    Total commercial
     real estate
     mortgages..........   1,364,003  1,172,603     51,594    21,958  (2,140)  (4,612)
                         ----------- ---------- ---------- --------- -------  -------
 Real estate
  construction:
  Owner occupied........     203,680    119,814      1,074     1,871     (74)     -0-
  Nonowner occupied.....     289,527    258,660      2,077     1,810      (7)     (63)
                         ----------- ---------- ---------- --------- -------  -------
    Total real estate
     construction.......     493,207    378,474      3,151     3,681     (81)     (63)
                         ----------- ---------- ---------- --------- -------  -------
      Total commercial
       real estate......   1,857,210  1,551,077     54,745    25,639  (2,221)  (4,675)
                         ----------- ---------- ---------- --------- -------  -------
 Consumer:
  Residential first
   mortgages............   4,112,346  2,037,690     24,785     6,029     421      430
  Other residential
   mortgages............     609,152    494,976         23        30      14       96
  Dealer indirect.......     844,033    586,773         47       -0-   1,197    1,722
  Other consumer........     981,236    873,865      4,363     2,549  11,344   12,627
                         ----------- ---------- ---------- --------- -------  -------
    Total consumer......   6,546,767  3,993,304     29,218     8,608  12,976   14,875
                         ----------- ---------- ---------- --------- -------  -------
                         $11,085,348 $7,859,131 $  108,405 $  49,188 $13,157  $13,995
                         =========== ========== ========== ========= =======  =======

- --------
* Exclusive of accruing loans 90 days past due.

                         TABLE 7--NONPERFORMING ASSETS

                                       1994                      1993
                             ---------------------------  ---------------------
                             SEPT 30   JUNE 30   MAR 31   DEC 31   SEPT 30
                             --------  --------  -------  -------  -------
                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans............ $ 97,186  $ 90,550  $63,540  $53,020  $46,514
Restructured loans..........   11,219    11,175    1,827    2,420    2,674
                             --------  --------  -------  -------  -------
  Total nonperforming loans.  108,405   101,725   65,367   55,440   49,188
Foreclosed properties.......   31,673    35,266   25,323   29,273   31,939
Repossessions...............    1,664       887      888    1,081      683
                             --------  --------  -------  -------  -------
  Total nonperforming
   assets*.................. $141,742  $137,878  $91,578  $85,794  $81,810
                             ========  ========  =======  =======  =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..............     1.28%     1.30%    1.02%    1.00%    1.05%
Accruing loans 90 days past
 due........................ $ 44,293  $ 29,959  $28,638  $20,917  $21,074
                             ========  ========  =======  =======  =======

- --------
* Exclusive of accruing loans 90 days past due.

                       TABLE 8--ALLOWANCE FOR LOAN LOSSES

                                         1994                          1993
                          ----------------------------------- -----------------------
                          3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $164,746    $130,488    $131,509    $114,634    $114,420
Loans charged off.......      9,066       9,512       8,894       8,017       9,189
Recoveries of loans
 previously charged off.      4,303       5,796       4,216       2,264       9,592
                           --------    --------    --------    --------    --------
Net charge-offs
 (recoveries)...........      4,763       3,716       4,678       5,753        (403)
Addition (reduction) to
 allowance charged
 (credited) to expense..      4,773       2,974       2,207      12,636        (189)
Allowance acquired in
 acquisitions...........        -0-      35,000       1,450       9,993         -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $164,756    $164,746    $130,488    $131,510    $114,634
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.50%       1.56%       1.46%       1.54%       1.47%
Allowance for loan
 losses to nonperforming
 loans..................     151.98%     161.95%     199.62%     237.21%     233.05%
Allowance for loan
 losses to nonperforming
 assets.................     116.24%     119.49%     142.49%     153.28%     140.12%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.18%       0.16%       0.22%       0.28%      (0.02%)

               TABLE 9--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                                        1994                          1993
                         ----------------------------------- -----------------------
                         3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $2,692      $3,574      $3,908      $ 2,890     $ 7,251
Addition (reduction) of
 allowance charged
 (credited) to expense..      225        (627)       (450)      (1,684)     (1,060)
Net recoveries
 (writedowns)/(losses)..     (889)       (255)        116        1,848      (3,301)
Allowance acquired in
 bank purchases.........      -0-         -0-         -0-          854         -0-
                           ------      ------      ------      -------     -------
Balance at end of the
 period.................   $2,028      $2,692      $3,574      $ 3,908     $ 2,890
                           ======      ======      ======      =======     =======

                              TABLE 10--SECURITIES

                                     SEPTEMBER 30, 1994    SEPTEMBER 30, 1993
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $3,087,544 $2,975,407 $1,938,382 $1,998,836
  State, county and municipal
   securities......................    301,685    316,193    365,388    394,381
  Other securities.................      7,388      7,341    225,835    228,872
                                    ---------- ---------- ---------- ----------
                                    $3,396,617 $3,298,941 $2,529,605 $2,622,089
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $  545,412            $  597,963
  Other securities.................     70,844               167,125
                                    ----------            ----------
                                    $  616,256            $  765,088
                                    ==========            ==========

                  TABLE 11--OTHER INTEREST-BEARING LIABILITIES

                                                              SEPTEMBER 30
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan note........................... $  290,078 $  681,000
  Federal Home Loan Bank advances........................    258,500        -0-
  Term federal funds purchased...........................     74,000    180,000
  Other..................................................     11,159     76,308
                                                          ---------- ----------
    Total short-term.....................................    633,737    937,308
Long-term:
  7 3/4% Subordinated Notes Due 2004.....................    149,114        -0-
  Federal Home Loan Bank advances........................    140,505     10,000
  Subordinated Capital Notes Due 1999....................     99,408     99,279
  Floating Rate Notes Due 1999...........................      7,474      7,951
  7 1/2% Convertible Subordinated Debentures.............      3,764      3,543
  Long-term notes payable................................     23,383     49,331
                                                          ---------- ----------
    Total long-term......................................    423,648    170,104
                                                          ---------- ----------
      Total other interest-bearing liabilities........... $1,057,385 $1,107,412
                                                          ========== ==========

                            TABLE 12--CAPITAL RATIOS

                                                           SEPTEMBER 30
                                                      ------------------------
                                                         1994         1993
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $16,869,187  $12,987,121
  Adjusted allowance for loan losses.................     146,574      114,793
  Adjustment for risk-weighting of balance sheet
   items.............................................  (6,478,427)  (4,524,220)
  Adjustment for off-balance sheet items.............   1,377,564    1,317,299
  Add unrealized losses on available-for-sale
   securities........................................      21,391          -0-
  Less certain intangible assets.....................    (228,525)     (96,052)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $11,707,764  $ 9,798,941
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,318,497  $ 1,064,556
  Add unrealized loss on available-for-sale
   securities (net of deferred taxes)................      13,355          -0-
  Less certain intangible assets.....................    (228,525)     (96,052)
                                                      -----------  -----------
  Tier I capital.....................................   1,103,327      968,504
  Adjusted allowance for loan losses.................     146,574      114,793
  Qualifying long-term debt..........................     252,286      102,822
                                                      -----------  -----------
  Tier II capital....................................     398,860      217,615
                                                      -----------  -----------
    Total capital.................................... $ 1,502,187  $ 1,186,119
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        9.42%        9.88%
  Total capital to risk-adjusted assets..............       12.83%       12.10%
Other capital ratios:
  Leverage...........................................        6.56%        7.75%
  Equity to assets...................................        7.82%        8.20%
  Tangible equity to assets..........................        5.80%        7.29%

                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    (a) On June 16, 1994, AmSouth announced its intention to repurchase over three years up to 1,500,000 shares of AmSouth Common Stock to be used in connection with AmSouth's employee benefit plans. Also, on September 22, 1994, AmSouth announced that an additional 1,000,000 shares of AmSouth Common Stock would be repurchased by AmSouth in the open market or in negotiated transactions prior to December 31, 1994 for the sole purpose of replenishing shares issued by AmSouth in connection with its purchase of Fortune. As of September 30, 1994, AmSouth had completed the repurchase of 1,000,000 shares under these programs.

    (b) As of the date of this Form 10-Q, AmSouth is a party to two pending business combinations, which are summarized in the table below.
  Consummation of each of these transactions remains subject to fulfillment of a number of conditions. No assurances can be given that such conditions will be fulfilled or that such transactions will be consummated.

                                                  APPROXIMATE
 NAME OF COMPANY TO BE         HEADQUARTERS          TOTAL           CONSIDERATION/EXPECTED
        ACQUIRED                 LOCATION          ASSETS (1)         ACCOUNTING TREATMENT
 ---------------------   ------------------------ ------------ ----------------------------------
The Tampa Banking
 Company................ Tampa, Florida           $213 million common stock/pooling-of- interests
Community Federal
 Savings Bank........... Fort Oglethorpe, Georgia $104 million cash/purchase

- --------
(1) The dollar amounts indicated represent assets of the specified organization as of September 30, 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Item 6(a)--Exhibits

    The exhibits listed in the Exhibit Index at page 20 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  Item 6(b)--Forms 8-K

    The following Forms 8-K have been filed by AmSouth since June 30, 1994:

    Form 8-K filed on July 8, 1994, as amended by Form 8-K/A filed on August 17, 1994, to report the merger of Fortune Bancorp, Inc. into AmSouth, and to present financial statements and pro forma financial statements regarding the merger.

    Form 8-K filed on October 14, 1994 to report pro forma financial statements that give effect to pending mergers and acquisitions as of June 30, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


Date: November 10, 1994                              /s/ John W. Woods
                                          By:__________________________________
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: November 10, 1994                         /s/ M. List Underwood, Jr.
                                          By:__________________________________
                                               Executive Vice President and
                                                        Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

   2-a Agreement and Plan of Merger dated as of March 9, 1994 between The
       Tampa Banking Company and AmSouth Bancorporation (1)
   2-b Agreement and Plan of Reorganization dated as of January 21, 1993 among the First National Bank of Clearwater and Mickler Corporation and AmSouth Bancorporation (2)
   2-c Agreement and Plan of Merger dated as of March 29, 1993 between
       Orange Banking Corporation and AmSouth Bancorporation (3)
   2-d Amended and Restated Agreement and Plan of Reorganization by and between Mid-State Federal Savings Bank and AmSouth Bancorporation dated as of April 22, 1993, and amended and restated as of June 22, 1993 (4)
   2-e Agreement and Plan of Merger dated as of May 11, 1993 between First
       Sunbelt Bankshares Inc. and AmSouth Bancorporation (5)
   2-f Agreement and Plan of Merger dated as of June 30, 1993 between
       FloridaBank, a Federal Savings Bank and AmSouth Bancorporation (6)
   2-g Agreement and Plan of Merger dated as of July 29, 1993 between
       Parkway Bancorp, Inc. and AmSouth Bancorporation (7)
   2-h Agreement and Plan of Merger dated as of August 3, 1993 between First
       Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorporation (8)
   2-i Agreement and Plan of Merger dated as of August 9, 1993 between
       Citizens National Corporation and AmSouth Bancorporation (9)
   2-j Agreement and Plan of Merger dated as of September 12, 1993, between
       Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (10)
   4-a Instruments defining the rights of security holders (11)
   4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Association as Rights Agent, including as Exhibit A the forms of Rights
       Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (12)
   4-c Certificate of Designation and Terms of Series A Preferred Stock of
       AmSouth Bancorporation (13)
  10-a AmSouth Bancorporation Executive Incentive Plan (14)
  10-b AmSouth Bancorporation Transfer/Employee Relocation Policy (15)
  10-c AmSouth Bank Supplemental Retirement Plan (16)
  10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (17)
  10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (18)
  10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (19)
  10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (20)
  10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (21)
  10-i 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (22)
  10-j AmSouth Bancorporation 1987 Substitute Stock Option Plan (23)
  10-k Change in Control Compensation Agreements (24)
  10-l Deferred Compensation Plan for Directors of AmSouth and AmSouth Bank
       N.A. (25)


  10-m Agreement between AmSouth Bank N.A. and Brasfield and Gorrie General
       Contractor, Inc. (Infrastructure) (26)
  10-n Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General
       Contractor, Inc. (Buildings) (27)
  10-o Guaranty Agreement between AmSouth Bank N.A. and Brasfield & Gorrie
       General Contractor, Inc. (28)
  10-p Split Dollar Agreement
  11   Statement re Computation of Earnings per Share
  15   Letter re Unaudited Interim Financial Information
  27   Financial Data Schedule

                               NOTES TO EXHIBITS

  (1)  Filed as Exhibit 2 to AmSouth's Registration Statement on Form S-4
       (Registration Statement
       No. 33-56053), incorporated herein by reference
  (2)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-60164), incorporated herein by reference
  (3)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-49865), incorporated herein by reference
  (4)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-64960), incorporated herein by reference
  (5)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50041), incorporated herein by reference
  (6)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50605), incorporated herein by reference
  (7)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50727), incorporated herein by reference
  (8)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-51767), incorporated herein by reference
  (9)  Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50865), incorporated herein by reference
  (10) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on
       September 16, 1993, as amended by a Form 8-K/A filed on September 23,
       1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994 and filed pursuant to rule 424 (b)(3), incorporated herein by reference
  (11) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
  (12) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
  (13) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
  (14) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference
  (15) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference
  (16) Filed as Exhibit 10-b to AmSouth's Form 10-Q quarterly Report for the quarter ended September 30, 1991, incorporated herein by reference
  (17) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference
  (18) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference
  (19) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference
  (20) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference

  (21) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference
  (22) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
  (23) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1988, incorporated herein by reference
  (24) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference
  (25) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference
  (26) Filed as Exhibit 10-m to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
  (27) Filed as Exhibit 10-n to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
  (28) Filed as Exhibit 10-o to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference