Form 10-K
AMSOUTH BANCORPORATION
filed 1995-03-31
CIK 3133

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
           DECEMBER 31, 1994                           1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                63-0591257
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 1400 AMSOUTH-SONAT TOWER BIRMINGHAM,                      35203
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

                                 Yes  X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1995 was $1,758,368,000. (Note 1)

  As of March 10, 1995 AmSouth Bancorporation had 58,150,530 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

  Annual Report to Shareholders for the year ended December 31, 1994: Part I,
Part II
  Proxy Statement for Annual Meeting to be held April 20, 1995: Part III

Note 1: In calculating the market value of securities held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as securities held by affiliates only voting stock owned as of March 10, 1995 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated securities held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as securities held by affiliates of AmSouth. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-K

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders ..........     9
 Executive Officers of the Registrant....................................    9
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    10
 Item 6.  Selected Financial Data.......................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    12
 Item 8.  Financial Statements and Supplementary Data...................    12
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    12
 PART III
 Item 10. Directors and Executive Officers of the Registrant............    12
 Item 11. Executive Compensation........................................    14
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    14
 Item 13. Certain Relationships and Related Transactions................    14
 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    14
 SIGNATURES..............................................................   16
 EXHIBIT INDEX...........................................................   18

                                     PART I

ITEM 1.BUSINESS

GENERAL

  AmSouth Bancorporation (AmSouth) is a bank holding company which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1994, AmSouth had total consolidated assets of approximately $16.8 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal banking subsidiaries are AmSouth Bank of Alabama, AmSouth Bank of Florida, and AmSouth Bank of Tennessee.

  AmSouth Bank of Alabama (AmSouth Alabama), headquartered in Birmingham, Alabama, is the largest subsidiary of AmSouth. As of December 31, 1994, AmSouth Alabama had total consolidated assets of approximately $9.1 billion and total consolidated deposits of approximately $6.8 billion. AmSouth Alabama is a full service bank with 145 banking offices located throughout Alabama at December 31, 1994. Based upon total consolidated assets as of December 31, 1994, AmSouth Alabama was the third largest bank headquartered in Alabama. It offers complete consumer and commercial banking and trust services to businesses and individuals. The Commercial Banking Group of AmSouth Alabama offers a variety of products and services, including commercial lending, international banking, and cash management sales and operations. The Investment Services Department offers a range of investment products. Consumer Banking encompasses a wide variety of transaction, credit, and investment services to meet the needs of a diverse consumer customer base. AmSouth Alabama's network of automated teller machines is linked with shared automated tellers in all 50 states. The Trust Division of AmSouth Alabama is the largest in Alabama with more assets under management than any other bank in Alabama. It offers a complete array of trust services including estate and trust planning, investment management for individuals and corporations, land and natural resources management, employee benefit administration, and management of debt and equity issues for corporations.

  AmSouth Alabama also provides additional services through several subsidiaries. AmSouth Leasing Corporation is a specialized lender providing equipment leasing. Brokerage services and investment sales are provided by AmSouth Investment Services, Inc., a registered broker-dealer.

  AmSouth Bank of Florida (AmSouth Florida), is a state-chartered nonmember bank headquartered in Tampa, Florida. At December 31, 1994, AmSouth Florida had total consolidated assets of approximately $6.4 billion and total consolidated deposits of approximately $5.2 billion and was the fifth largest bank headquartered in Florida. It is a full-service bank that offers services similar to those offered by AmSouth Alabama. At December 31, 1994, AmSouth Florida operated 137 banking offices in Florida.

  AmSouth Bank of Tennessee (AmSouth Tennessee) is a state-chartered nonmember bank headquartered in Chattanooga, Tennessee. At December 31, 1994, AmSouth Tennessee had total assets of approximately $1.1 billion and total deposits of approximately $847.6 million. AmSouth Tennessee offers banking services similar to those of AmSouth Alabama. At December 31, 1994, AmSouth Tennessee operated 21 offices in Tennessee. AmSouth also owns two other smaller banking subsidiaries: AmSouth Bank of Walker County, located in Jasper, Alabama, and AmSouth Bank of Georgia, headquartered in Rome, Georgia.

  In December, 1994, AmSouth filed applications to convert AmSouth Florida, AmSouth Tennessee, AmSouth Bank of Walker County and AmSouth Bank of Georgia from state-chartered nonmember banks to state-chartered banks that are members of the Federal Reserve System.

  During 1994, AmSouth completed six business combinations, which are reflected, to the extent required, in the Consolidated Financial Statements contained in this Form 10-K for the year ended December 31, 1994. For further information concerning these transactions, see Note B of the Notes to Consolidated Financial Statements, which are incorporated by reference into
Item 8 of this Form 10-K.

  As of February 28, 1995, AmSouth and its subsidiaries had 5,858 full-time employees and 1,183 part-time employees.

SUBSEQUENT EVENTS

  On March 9, 1994, AmSouth signed an agreement to enter into a business combination with The Tampa Banking Company (Tampa), headquartered in Tampa, Florida, and its subsidiary, The Bank of Tampa. On January 17, 1995, a special meeting of the Tampa shareholders was held, the requisite votes necessary to approve the business combination were not obtained, and the agreement was subsequently terminated.

  On February 16, 1995, Community Federal Savings Bank (Community Federal), headquartered in Fort Oglethorpe, Georgia, was merged into AmSouth Bank of Georgia. AmSouth paid approximately $17.0 million for all of the shares of Community Federal stock. At December 31, 1994, Community Federal had assets of approximately $107.0 million.

  On January 17, 1995, AmSouth announced a change in the strategic direction of its mortgage banking operations. AmSouth will continue to originate mortgage loans through its branch banking network. However, it will discontinue servicing third-party mortgage loans or purchasing mortgage servicing. This will result in the sale of substantially all of the third-party servicing portfolio, approximately $6.4 billion, of AmSouth's subsidiaries, and certain origination offices of AmSouth Mortgage Company, Inc. (AmSouth Mortgage).

  AmSouth continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations may take place, and transactions involving cash, debt or equity securities may be expected. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirers.

COMPETITION

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, and Georgia, as well as large banks in major financial centers and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers. Areas of competition include prices, interest rates, services and availability of products. AmSouth also competes with other bank holding companies for the acquisition of financial institutions.

  At December 31, 1994, of the bank holding companies headquartered in Alabama, AmSouth was the largest in terms of equity capital and second largest in terms of assets. However, in some geographic areas of Alabama, AmSouth's market share is smaller than that of other banks and financial institutions competing in those areas. Also, AmSouth is significantly smaller than many of the financial institutions competing in Florida, Tennessee, and Georgia.

  Various regulatory developments and existing laws have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions expanded their out-of-state activities, and various states enacted legislation intended to allow certain interstate banking combinations which otherwise would be prohibited by federal law. For a number of years, the Bank Holding Company Act of 1956, as amended (the BHCA), generally provided that no company which owned or controlled a commercial bank in the United States could acquire ownership or control of a commercial bank in a state other than the state in which the company's banking subsidiaries were principally located unless the acquisition was specifically authorized by the laws of the state in which the bank being acquired was located.

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

  In September 1994, Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Act). The Act removes current restrictions on interstate acquisitions one year after the date of enactment. Nationwide interstate branching is authorized under the law as of June 1, 1997, but states may "opt-in" and permit branching sooner, or "opt-out" and prohibit interstate branching within a particular state. The specific impact of this legislation on AmSouth cannot be predicted at this time.

  In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was enacted. Among other things, FIRREA amended the BHCA to give the Board of Governors of the Federal Reserve System (Federal Reserve Board) the authority to approve the acquisition of savings associations by bank holding companies. A bank holding company may also consolidate a savings association it has acquired with a bank subsidiary.

SUPERVISION AND REGULATION

 GENERAL

  As a bank holding company, AmSouth is subject to the regulation and supervision of the Federal Reserve Board under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions. At the current time various proposals are pending in Congress that would allow affiliations between bank holding companies and non-bank entities that are currently restricted. Whether Congress will adopt any of these proposals, and in what form, is not known at this time.

  AmSouth's subsidiary banks (the Subsidiary Banks) are subject to supervision and examination by applicable federal and state banking agencies. AmSouth Alabama is an Alabama state bank that is a member of the Federal Reserve System, subject to regulation by the Federal Reserve Board and the Alabama State Banking Department. All of the other Subsidiary Banks are state-chartered banks that are not members of the Federal Reserve System, and therefore are generally subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (FDIC) and the banking agencies of the states in which they are located. However, in December 1994, all of the other Subsidiary Banks applied to become members of the Federal Reserve System, and, upon conversion, would be regulated by the Federal Reserve Board and such state banking agencies. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

  Various legislative proposals have been made that would affect the operations of bank holding companies and their subsidiaries, including proposals to revise the bank regulatory system. AmSouth is unable to predict whether any of these proposals will be adopted and, if so, what their effect on AmSouth would be.

 PAYMENT OF DIVIDENDS

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth common stock and to pay interest and principal on any debt of AmSouth, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to AmSouth as well as by AmSouth to its shareholders.

  Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of capital (which AmSouth Alabama's surplus was as of December 31, 1994). AmSouth Alabama is also required by Alabama law to obtain the prior approval of the superintendent of the Alabama Banking Department for the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of
(i) the bank's net earnings (as defined by statute) for that year plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from AmSouth Alabama's surplus without the prior written approval of the superintendent.

  As a bank that is a member of the Federal Reserve System, AmSouth Alabama is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of (1) the bank's net profits (as defined and interpreted by regulation) for that year plus (2) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. AmSouth Alabama also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts.

  All of the other Subsidiary Banks are also subject to varying restrictions on the payment of dividends under applicable state laws. With respect to AmSouth Florida, Florida law imposes dividend restrictions substantially similar to those imposed under Alabama law on AmSouth Alabama. Under Tennessee law, AmSouth Tennessee may declare dividends not more than once in each calendar quarter from undivided profits if (a) the undivided profits account has been maintained as required by law and (b) the required reserve against deposits is not and will not thereby be impaired. Before any net profits are credited to the undivided profits account, deductions for various expenses are required to be made. No transfers may be made from the surplus account to the undivided profits account without the consent of the Commissioner of Banking. In addition, prior to determining that undivided profits are available for the declaration of dividends, (a) any net loss must be deducted from the undivided profits account and (b) transfers must be made from the undivided profits account to the surplus account (i) in an amount required to raise the surplus to 50% of the capital stock and (ii) in an amount not less than 10% of net profits until the surplus equals the capital stock. Following completion of their conversion to Federal Reserve Member Banks, as discussed above, all of the Subsidiary Banks will be subject to the dividend restriction described with respect to AmSouth Alabama in the immediately preceeding paragraph.

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Act (the FDI
Act), an insured bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by AmSouth and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

  At December 31, 1994, under dividend restrictions imposed under federal and state laws, AmSouth's Subsidiary Banks, without obtaining government approvals, could declare aggregate dividends of approximately $210.4 million.

 CAPITAL ADEQUACY AND RELATED MATTERS

 Capital Guidelines

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1994, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 8.84% and 12.14%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines which provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets, (the Leverage Ratio) of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1994 was 6.64%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  Each of the Subsidiary Banks itself is subject to risk-based and leverage capital requirements, similar to those described above. Each of the Subsidiary Banks was in compliance with minimum capital ratio requirements as of December 31, 1994. Neither AmSouth nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  All of the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. In addition, bank regulators have the ability to raise capital requirements applicable to banking organizations beyond current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, an insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-adjusted Tier 1 Capital Ratio of at least 6%, and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. An FDIC-insured depository institution is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4%, a risk-adjusted Tier 1 Capital Ratio of at least 4%, and a Total Capital Ratio of at least 8%. In addition, an FDIC-insured depository institution will be considered: (i) undercapitalized if it fails to meet any minimum required measure; (ii) significantly undercapitalized if it is significantly below such measure; and (iii) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An FDIC-insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

  The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 1994.

  The FDI Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

  AmSouth believes that at December 31, 1994, all of the Subsidiary Banks satisfied the "well capitalized" definition.

 Brokered Deposits

  The FDIC has adopted regulations under The FDI Act governing the receipt of brokered deposits. Under the regulations, a bank cannot accept, rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because AmSouth believes that all the Subsidiary Banks were well capitalized as of December 31, 1994, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the Subsidiary Banks.

 HOLDING COMPANY STRUCTURE

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

  Under the FDI Act, an insured depository institution, such as each of the Subsidiary Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

  The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

 FDIC DEPOSIT INSURANCE ASSESSMENTS

  The Subsidiary Banks are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each insured depository institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

  The FDIC is authorized to change the calculation and rates of insurance premiums in certain circumstances. Any change in premiums would have an effect on AmSouth's earnings. See the discussion of proposed changes in the premium structure in "Management's Discussion and Analysis of Financial Condition and Results of Operations." A number of issues are still outstanding, and the final form of any such changes is not known.

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

ITEM 2.PROPERTIES

  The executive offices of AmSouth and AmSouth Alabama are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by AmSouth Alabama through an unincorporated joint venture. AmSouth Alabama is a principal tenant of this building. AmSouth Alabama is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama. AmSouth Alabama's headquarters and most of its operations are located in the AmSouth-Sonat Tower and the AmSouth/Harbert Plaza. An additional administrative facility for AmSouth is currently under construction in the Birmingham, Alabama area. AmSouth anticipates occupying the facility by mid-year 1995. Other bank subsidiaries of AmSouth also have headquarters, banking and operational offices located in Alabama, Florida, Tennessee and Georgia.

  At December 31, 1994, AmSouth and its subsidiaries had 370 offices (principally bank buildings) of which 196 were owned and 174 were either leased or subject to a ground lease.

ITEM 3.LEGAL PROCEEDINGS

  AmSouth's subsidiaries are routinely involved in litigation incidental to their business. However, management believes that the ultimate resolution of these matters will not materially affect the consolidated financial condition and results of operations of AmSouth.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters brought to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

  John W. Woods, 63, Chairman and Chief Executive Officer of AmSouth (1972 to date) and AmSouth Alabama (1983 to date); Director of AmSouth, AmSouth Alabama and AmSouth Mortgage; formerly President of AmSouth (August 1993 to August 1994) and AmSouth Alabama (August 1990 to August 1994).

  C. Dowd Ritter, 47, President and Chief Operating Officer, AmSouth and AmSouth Alabama (August 1994 to date); Director of AmSouth, AmSouth Alabama, AmSouth Mortgage and AmSouth Investment Services, Inc.; formerly Vice Chairman of the Board of AmSouth and AmSouth Alabama (July 1993 to August 1994), Senior Executive Vice President of AmSouth and Senior Executive Vice President and General Banking Group Head of AmSouth Alabama (May 1991 to July 1993), and Senior Executive Vice President, Trust Officer and Trust and Financial Services Group Head of AmSouth Alabama (August 1988 to May 1991).

  A. Fox deFuniak, III, 54, Senior Executive Vice President and Birmingham Banking Group Head of AmSouth Alabama (May 1991 to date); Director of AmSouth Mortgage; formerly Senior Executive Vice President and Retail Banking and Marketing Group Head of AmSouth Alabama (November 1989 to May
  1991).

  Sloan D. Gibson, IV, 41, Senior Executive Vice President of AmSouth and AmSouth Alabama (October 1994 to date) and Head of the Commercial and Business Banking Group of AmSouth Alabama (October 1993 to date); formerly Executive Vice President (1993 to October 1994), Head of Consumer Banking Administration (July 1993 to October 1993) and Senior Vice President, General Banking Group (1992 to 1993), all of AmSouth Alabama, and Manager, Special Assets (1991 to 1992), and Manager, Loan Administration (1990 to
  1991), all of Bank South N.A.

  W. Michael Graves, 48, Senior Executive Vice President of AmSouth and AmSouth Alabama (December 1993 to date), Head of Trust and Private Banking (October 1994 to date) and Alabama Banking Group Head (July 1993 to date) of AmSouth Alabama; Director of AmSouth Mortgage; formerly Executive Vice President and Regional Executive for the Central Region of AmSouth Alabama (May 1991 to July 1993), and Executive Vice President in charge of Birmingham and Shelby County Branch Systems of AmSouth Alabama (November 1989 to May 1991).

  W. Charles Mayer, III, 40, Senior Executive Vice President of AmSouth (October 1994 to date), Director, President and Chief Executive Officer of AmSouth Tennessee (January 1993 to date); formerly Executive Vice President of AmSouth (January 1993 to October 1994), and Executive Vice President and Corporate Banking Division Head of AmSouth Alabama (June 1988 to January
  1993).

  E. W. Stephenson, Jr., 48, Chairman of the Board and Chief Executive Officer of AmSouth Florida and Senior Executive Vice President of AmSouth (July 1993 to date); Director of AmSouth Florida; formerly Executive Vice President and Consumer and Marketing Division Head of AmSouth Alabama (May 1991 to July 1993), and Executive Vice President and Regional Executive for the North Central Region of AmSouth Alabama (November 1989 to May 1991).

  Alfred W. Swan, Jr., 52, Senior Executive Vice President of AmSouth (October 1994 to date) and President (1992 to date) and Head of West Coast Area and Commercial and Business Banking (1994 to date), all of AmSouth Florida; Director of AmSouth Florida; formerly Executive Vice President of AmSouth (1992 to October 1994), Chief Executive Officer of AmSouth Florida (1992 to July 1993), Senior Vice President of AmSouth Alabama (November 1991 to March 1992), and President and Chief Operating Officer of Bank South N.A. (1988 to 1991).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. The following table sets forth certain common stock data for the last five years.

COMMON STOCK DATA                      1994     1993     1992     1991    1990
-----------------                     -------  -------  -------  ------  ------
Cash dividends declared.............  $  1.43  $  1.22  $  1.07  $ 0.98  $ 0.94
Book value..........................    22.57    21.48    18.63   17.12   15.78
Tangible book value.................    16.49    18.35    16.32   14.76   13.08
Market value at year end............   25 3/4   31 1/4   32 5/8  21 1/2      13
Market price range:
  High..............................   34 7/8   35 7/8   32 5/8  22 1/8  17 1/8
  Low...............................   25 3/8   27 3/8   21 3/8  12 3/8  11 1/2
Total trading volume (In thousands).   20,965   21,059   12,363   8,434   5,150
Dividend yield at year end..........     5.90%    4.48%    3.56%   4.84%   7.38%
Dividend payout ratio...............    63.56    42.21    42.80   48.04   50.27
Price earnings ratio................    11.44X   10.81X   13.05X  10.54X   6.95X
Shareholders of record at year end..   14,674   12,985    9,343   9,146   9,582
Average shares outstanding (In
 thousands).........................   56,527   50,848   46,684  43,652  41,956

  Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Note U of the Notes to Consolidated Financial Statements, which are incorporated by reference into Item 8 of this Form 10-K.

  As of March 10, 1995, there were approximately 14,722 holders of record of AmSouth's common stock.

  Restrictions on AmSouth's Subsidiary Banks to transfer funds to the holding company at December 31, 1994 are set forth in Note P of the Notes to Consolidated Financial Statements, which are incorporated by reference into
Item 8 of this Form 10-K.

ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                             1994         1993         1992         1991         1990
                          -----------  -----------  -----------  -----------  ----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Revenue from earning
 assets.................  $ 1,047,741  $   840,617  $   772,251  $   852,251  $  880,032
Interest expense........      480,414      339,326      341,706      486,848     556,404
                          -----------  -----------  -----------  -----------  ----------
Gross interest margin...      567,327      501,291      430,545      365,403     323,628
Provision for loan
 losses.................       30,103       27,966       38,581       48,647      45,407
                          -----------  -----------  -----------  -----------  ----------
Net interest margin.....      537,224      473,325      391,964      316,756     278,221
Noninterest revenues,
 excluding investment
 securities gains.......      178,667      202,478      168,461      158,402     136,184
Investment securities
 gains..................          354        1,591        4,693       12,256         435
Noninterest expenses....      522,905      458,831      400,548      366,403     311,658
                          -----------  -----------  -----------  -----------  ----------
Income before applicable
 income taxes...........      193,340      218,563      164,570      121,011     103,182
Applicable income taxes.       66,050       71,843       47,977       31,785      24,734
                          -----------  -----------  -----------  -----------  ----------
  Net income............  $   127,290  $   146,720  $   116,593  $    89,226  $   78,448
                          ===========  ===========  ===========  ===========  ==========
PER COMMON SHARE
  Net income............  $      2.25  $      2.89  $      2.50  $      2.04  $     1.87
  Cash dividends
   declared.............         1.43         1.22         1.07         0.98        0.94
Average common shares
 outstanding............       56,527       50,848       46,684       43,652      41,956
SELECTED YEAR END
 BALANCES
Loans net of unearned
 income.................  $11,429,907  $ 8,540,412  $ 6,716,595  $ 6,293,509  $6,382,299
Assets..................   16,777,951   13,469,621   11,116,327   10,739,989   9,843,606
Deposits................   13,067,062   10,362,989    8,626,221    8,528,109   8,076,625
Long-term debt..........      386,147      173,142      139,510      142,332     133,519
Shareholders' equity....    1,310,458    1,142,725      873,374      794,043     659,787
SELECTED AVERAGE
 BALANCES
Loans net of unearned
 income.................  $ 9,918,274  $ 7,634,984  $ 6,334,313  $ 6,209,432  $6,254,370
Assets..................   15,293,985   12,377,333   10,447,186   10,039,471   9,605,682
Deposits................   11,562,936    9,537,516    8,346,207    8,148,424   7,684,047
Long-term debt..........      339,426      167,879      141,307      138,015     136,281
Shareholders' equity....    1,243,151    1,031,373      836,202      720,853     638,744
SELECTED RATIOS
Return on average
 assets.................         0.83%        1.19%        1.12%        0.89%       0.82%
Return on average
 equity.................        10.24        14.23        13.94        12.38       12.28
Gross interest spread...         4.14         4.56         4.72         4.25        3.99
Operating efficiency....        68.72        63.48        64.24        65.59       64.45
Allowance for loan
 losses to loans net of
 unearned income........         1.50         1.54         1.48         1.52        1.46
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........         1.16         1.00         1.71         2.84        2.94
Ending equity to ending
 assets.................         7.81         8.48         7.86         7.39        6.70
Average equity to
 average assets.........         8.13         8.33         8.00         7.18        6.65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1994 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 1994 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8 and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995 (the Proxy Statement) is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report. As of April 20, 1995 several directors of AmSouth will (i) retire or (ii) not stand for reelection or resign voluntarily as part of a restructuring of the Board of Directors. Information on them follows.

                                         OFFICES WITH
                             DIRECTOR     AMSOUTH OR      PRINCIPAL OCCUPATION
NAME OF DIRECTOR         AGE  SINCE    ITS SUBSIDIARIES     FOR PAST 5 YEARS    OTHER DIRECTORSHIPS(1)
----------------         --- --------  ----------------  ---------------------  ----------------------
George W. Barber, Jr. ..  54   1982    Director,         Chairman of the
                                       AmSouth Bank of   Board, Barber
                                       Alabama           Dairies, Inc.
                                                         (processor and
                                                         distributor of dairy
                                                         products)
William D. Biggs, Sr....  56   1990(2) Director,         Real estate              Carrillon
                                       AmSouth Bank of   development and           Realty, Inc.
                                       Alabama           investments              Martin
                                                                                   Industries
William J. Cabaniss,      56   1992(3) Director,         President, Precision     Protective Life
 Jr. ...................               AmSouth Bank of   Grinding, Inc.            Corporation
                                       Alabama           (machine grinding        Birmingham Steel
                                                         company)                  Corporation
M. Miller Gorrie........  59   1983    Director,         Chairman and Chief       Colonial
                                       AmSouth Bank of   Executive Officer,        Properties
                                       Alabama           January 1995 to date,     Trust
                                                         Brasfield & Gorrie       WinsLoew
                                                         General Contractor,       Furniture Inc.
                                                         Inc.; President and
                                                         Chief Executive
                                                         Officer, Brasfield &
                                                         Gorrie, Inc., 1967 to
                                                         date, and Brasfield &
                                                         Gorrie General
                                                         Contractor, Inc. 1988
                                                         to 1995 (general
                                                         contractors)
Robert A. Guthans.......  66   1991    Director,         President and Chief
                                       AmSouth Bank of   Executive Officer,
                                       Alabama           1973 to date,
                                                         Midstream Fuel
                                                         Service, Inc.,
                                                         Petroleum Energy
                                                         Products Co. and
                                                         Tenn-Tom Towing Co.
                                                         (fueling and towing
                                                         services)

                                       OFFICES WITH
                            DIRECTOR    AMSOUTH OR      PRINCIPAL OCCUPATION
NAME OF DIRECTOR        AGE  SINCE   ITS SUBSIDIARIES     FOR PAST 5 YEARS    OTHER DIRECTORSHIPS(1)
----------------        --- -------- ----------------  ---------------------  ----------------------
Elmer B. Harris          55   1989   Director,         President and Chief      Alabama Power
                                     AmSouth Bank of   Executive Officer,        Company
                                     Alabama           March 1989 to date,      The Southern
                                                       Alabama Power Company     Company
                                                       (public utility)         Southern
                                                                                 Electric
                                                                                 Generating
                                                                                 Company
                                                                                Southern Company
                                                                                 Services, Inc.
                                                                                Southern Nuclear
                                                                                 Company
James I. Harrison, Jr.   62   1988   Director,         Chairman and Chief
                                     AmSouth Bank of   Executive Officer,
                                     Alabama           1994 to date, and
                                                       President and Chief
                                                       Executive Officer,
                                                       1967 to 1994, Harco,
                                                       Inc. (retail drug
                                                       store chain)
Hugh B. Jacks            60   1983   Director,         President, January       Provident Life
                                     AmSouth Bank of   1992 to date,             and  Accident
                                     Alabama           Potential Enterprises     Insurance
                                                       (consulting and           Company of
                                                       speaking); President,     America
                                                       May 1983 to November     ACME Cleveland
                                                       1991, BellSouth           Corporation
                                                       Services
                                                       (communications)
E. Roberts Leatherbury   58   1982   Director,         Executive Vice
                                     AmSouth Bank of   President, February
                                     Alabama           1994 to date, Cooper/
                                                       T. Smith (stevedoring
                                                       and towing company);
                                                       Executive Vice
                                                       President, 1987 to
                                                       February 1994, Ryan-
                                                       Walsh, Inc. (cargo
                                                       handling and ship
                                                       services)
Mrs. H. Taylor           61   1992   Director,         President and
 Morrissette                         AmSouth Bank of   Chairman, 1990 to
                                     Alabama           date, HTM Investment
                                                       & Development, Inc.
                                                       (personal investment
                                                       company)
Arthur R. Outlaw         68   1974                     Vice Chairman of the     Morrison
                                                       Board, December 1984      Restaurants,
                                                       to date, Morrison         Inc.
                                                       Restaurants, Inc.
                                                       (restaurants-food
                                                       supplier)
William J. Rushton III   65   1979   Director,         Chairman of the Board    The Southern
                                     AmSouth Bank of   Emeritus, May 1994 to     Company
                                     Alabama           date, Chairman of the    Alabama Power
                                                       Board, May 1992 to        Company
                                                       May 1994, and            Protective Life
                                                       Chairman of the Board     Corporation
                                                       and Chief Executive
                                                       Officer, 1982 to May
                                                       1992, all of
                                                       Protective Life
                                                       Corporation
                                                       (insurance holding
                                                       company)
W.A. Williamson, Jr.     59   1983   Director,         Chairman, Kowaliga       Genesco
                                     AmSouth Bank of   Capital, Inc.,
                                     Alabama           November 1993 to date
                                                       (investment company);
                                                       Chairman and Chief
                                                       Executive Officer,
                                                       1981 to 1992, Durr
                                                       Fillauer Medical,
                                                       Inc. (supplier of
                                                       drugs and other
                                                       medical products)

                                        OFFICES WITH
                             DIRECTOR    AMSOUTH OR      PRINCIPAL OCCUPATION
NAME OF DIRECTOR         AGE  SINCE   ITS SUBSIDIARIES     FOR PAST 5 YEARS    OTHER DIRECTORSHIPS(1)
----------------         --- -------- ----------------  ---------------------  ----------------------
Spencer H. Wright.......  70   1993   Chairman of the   Chairman of the Board
                                      Board and         of AmSouth Bank of
                                      Director,         Tennessee, February
                                      AmSouth Bank of   1993 to date;
                                      Tennessee         Chairman of the
                                                        Board, President and
                                                        Chief Executive
                                                        Officer, First
                                                        Chattanooga Financial
                                                        Corporation and First
                                                        Federal Bank, FSB,
                                                        1987 to February
                                                        1993; Chairman of the
                                                        Board, President and
                                                        Chief Executive
                                                        Officer, Spencer
                                                        Wright Industries,
                                                        Inc. (manufacturer of
                                                        tufting machinery and
                                                        other textile
                                                        equipment and parts)

--------
(1) These are directorships with corporations subject to the registration or reporting requirements of the Securities Exchange Act of 1934 or registered under the Investment Company Act of 1940.
(2) Mr. Biggs was formerly a director from 1977 to 1988.
(3) Mr. Cabaniss was formerly a director from 1983 to 1988.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 12 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 13 through 20 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Principal Holders Thereof" at pages 1 through 4 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Transactions" at pages 12 and 13 and the second paragraph under the caption "Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" at page 17 is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1994 Annual Report to Shareholders are incorporated by reference in Item 8.

  Management's Statement on Responsibility for Financial Reporting Report of Independent Auditors

  Consolidated Statement of Condition--December 31, 1994 and 1993 Consolidated Statement of Earnings--Years ended December 31, 1994, 1993 and
1992
  Consolidated Statement of Shareholders' Equity--Years ended December 31, 1994, 1993, and 1992
  Consolidated Statement of Cash Flows--Years ended December 31, 1994, 1993, and 1992
  Notes to Consolidated Financial Statements--Years ended December 31, 1994, 1993, and 1992

FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed during the fourth quarter of 1994:

  a) Report on Form 8-K filed October 14, 1994 to present pro forma financial statements that give effect to pending mergers and acquisitions including (i) unaudited pro forma combined condensed statement of condition as of June 30, 1994 and (ii) unaudited pro forma combined condensed statement of earnings for the six months ended June 30, 1994 and the year ended December 31, 1993.

  b) Report on Form 8-K filed November 18, 1994 to present pro forma financial statements that give effect to pending mergers and acquisitions, including (i) unaudited pro forma combined condensed statement of condition as of September 30, 1994 and (ii) unaudited pro forma combined condensed statement of earnings for the nine months ended September 30, 1994 and the year ended December 31, 1993.

  c) Report on Form 8-K filed December 29, 1994 announcing the sale of available-for-sale securities and termination of interest rate swap contracts and the resulting effect on earnings.

(C) EXHIBITS

  The exhibits listed in the Exhibit Index at page 18 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmSouth Bancorporation

                                                     /s/ John W. Woods
                                          By __________________________________
                                                       JOHN W. WOODS
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                          Date: March 30, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           /s/ John W. Woods                    /s/ M. List Underwood, Jr.
By __________________________________     By __________________________________
             JOHN W. WOODS                        M. LIST UNDERWOOD, JR.
     Chairman of the Board, Chief              Executive Vice President and
   Executive Officer and a Director           Controller (Principal Financial
     (Principal Executive Officer)           Officer and Principal Accounting
Date: March 30, 1995                                     Officer)
                                          Date: March 30, 1995

       /s/ George W. Barber, Jr.                 /s/ William D. Biggs, Sr.
By __________________________________     By __________________________________
         GEORGE W. BARBER, JR.                     WILLIAM D. BIGGS, SR.
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

       /s/ Barney B. Burks, Jr.                /s/ William J. Cabaniss, Jr.
By __________________________________     By __________________________________
         BARNEY B. BURKS, JR.                    WILLIAM J. CABANISS, JR.
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

        /s/ J. Harold Chandler                     /s/ Joseph M. Farley
By __________________________________     By __________________________________
          J. HAROLD CHANDLER                         JOSEPH M. FARLEY
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

         /s/ Rodney C. Gilbert
By __________________________________     By __________________________________
           RODNEY C. GILBERT                         M. MILLER GORRIE
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

By __________________________________               /s/ Elmer B. Harris
           ROBERT A. GUTHANS              By __________________________________
              A Director                              ELMER B. HARRIS
Date: March 30, 1995                                    A Director
                                          Date: March 30, 1995

      /s/ James I. Harrison, Jr.                    /s/ Donald E. Hess
By __________________________________     By __________________________________
        JAMES I. HARRISON, JR.                        DONALD E. HESS
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

By __________________________________            /s/ Ronald L. Kuehn, Jr.
             HUGH B. JACKS                By __________________________________
              A Director                           RONALD L. KUEHN, JR.
Date: March 30, 1995                                    A Director
                                          Date: March 30, 1995

By __________________________________               /s/ James R. Malone
        E. ROBERTS LEATHERBURY            By __________________________________
              A Director                              JAMES R. MALONE
Date: March 30, 1995                                    A Director
                                          Date: March 30, 1995

By __________________________________              /s/ Claude B. Nielsen
      MRS. H. TAYLOR MORRISSETTE          By __________________________________
              A Director                             CLAUDE B. NIELSEN
Date: March 30, 1995                                    A Director
                                          Date: March 30, 1995

         /s/ Arthur R. Outlaw                   /s/ Z. Cartter Patten, III
By __________________________________     By __________________________________
           ARTHUR R. OUTLAW                       Z. CARTTER PATTEN, III
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

     /s/ Benjamin F. Payton, Ph.D.                  /s/ C. Dowd Ritter
By __________________________________     By __________________________________
       BENJAMIN F. PAYTON, PH.D.                      C. DOWD RITTER
              A Director                          A Director and Officer
Date: March 30, 1995                      Date: March 30, 1995

                                                  /s/ Herbert A. Sklenar
By __________________________________     By __________________________________
        WILLIAM J. RUSHTON III                      HERBERT A. SKLENAR
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

       /s/ W.A. Williamson, Jr.                    /s/ Spencer H. Wright
By __________________________________     By __________________________________
         W.A. WILLIAMSON, JR.                        SPENCER H. WRIGHT
              A Director                                A Director
Date: March 30, 1995                      Date: March 30, 1995

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

   2-a Agreement and Plan of Reorganization dated as of January 21, 1993 among
        The First National Bank of Clearwater and Mickler Corporation and
        AmSouth Bancorporation (1)
   2-b Agreement and Plan of Merger dated as of March 29, 1993 between Orange
        Banking Corporation and AmSouth Bancorporation (2)
   2-c Amended and Restated Agreement and Plan of Reorganization by and between Mid-State Federal Savings Bank and AmSouth Bancorporation dated as of April 22, 1993 and amended and restated as of June 22, 1993 (3)
   2-d Agreement and Plan of Merger dated as of May 11, 1993 between First
        Sunbelt Bankshares, Inc. and AmSouth Bancorporation (4)
   2-e Agreement and Plan of Merger dated as of June 30, 1993 between
        FloridaBank, a Federal Savings Bank and AmSouth Bancorporation (5)
   2-f Agreement and Plan of Merger dated as of July 29, 1993 between Parkway
        Bancorp, Inc. and AmSouth Bancorporation (6)
   2-g Agreement and Plan of Merger dated as of August 3, 1993 between First
        Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorporation (7)
   2-h Agreement and Plan of Merger dated as of August 9, 1993 between
        Citizens National Corporation and AmSouth Bancorporation (8)
   2-i Agreement and Plan of Merger dated as of September 12, 1993, between
        Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (9)
   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (10)
   3-b Bylaws of AmSouth Bancorporation (11)
   4-a Instruments defining the rights of security holders (12)
   4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Association as Rights Agent, including as Exhibit A the forms of Rights
        Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (13)
   4-c Certificate of Designation and Terms of Series A Preferred Stock of
        AmSouth Bancorporation (14)
 *10-a AmSouth Bancorporation Executive Incentive Plan (15)
 *10-b AmSouth Bancorporation Transfer/Employee Relocation Policy (16)
 *10-c AmSouth Bank Supplemental Retirement Plan (17)
 *10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (18)
 *10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (19)
 *10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (20)
 *10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (21)
 *10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (22)
 *10-i Amendment No. 5 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan
 *10-j 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (23)
 *10-k Amendment No. 1 to the AmSouth Bancorporation 1989 Long Term Incentive
        Compensation Plan

 *10-l Change in Control Compensation Agreements (24)
 *10-m Deferred Compensation Plan for Directors of AmSouth and AmSouth Bank
        N.A. (25)
  10-n Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General
        Contractor, Inc. (Infrastructure) (26)
  10-o Agreement between AmSouth Bank N.A. and Brasfield & Gorrie General
        Contractor, Inc. (Buildings) (27)
  10-p Guaranty Agreement between AmSouth Bank N.A. and Brasfield & Gorrie
        General Contractor, Inc. (28)
 *10-q Split Dollar Agreement (29)
  11   Statement Regarding Computation of Earnings per Common Share
  13   AmSouth Bancorporation's 1994 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
  21   List of Subsidiaries of AmSouth Bancorporation
  23   Consent of Ernst & Young LLP, Independent Auditors
  27   Financial Data Schedule

                               NOTES TO EXHIBITS

  (1) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-60164), incorporated herein by reference
  (2) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-49865), incorporated herein by reference
  (3) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-64960), incorporated herein by reference
  (4) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50041), incorporated herein by reference
  (5) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50605), incorporated herein by reference
  (6) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50727), incorporated herein by reference
  (7) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-51767), incorporated herein by reference
  (8) Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4
       (Registration Statement No. 33-50865), incorporated herein by reference
  (9) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September
       16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May
       12, 1994 and filed pursuant to Rule 424(b)(3), incorporated herein by reference
 (10) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
 (11) Filed as Exhibit 3 to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
 (12) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-
       K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
 (13) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
 (14) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference
 (15) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1993, incorporated herein by reference
 (16) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference
 (17) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1991, incorporated herein by reference
 (18) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference
 (19) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference
 (20) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference
 (21) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference
 (22) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference
 (23) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
 (24) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference

 (25) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference
 (26) Filed as Exhibit 10-m AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
 (27) Filed as Exhibit 10-n to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
 (28) Filed as Exhibit 10-o to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, incorporated herein by reference
 (29) Filed as Exhibit 10-p to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1994