Form 10-Q
period 1995-03-31
AMSOUTH BANCORPORATION
filed 1995-05-15
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED MARCH               COMMISSION FILE NUMBER 1-7476
31, 1995

                             AMSOUTH BANCORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               63-0591257
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        1400 AMSOUTH-SONAT TOWER
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

Yes  X  No
    ---    ---
  As of May 8, 1995, AmSouth Bancorporation had 58,250,146 shares of common stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
 Part I.  Financial Information
          Item 1. Financial Statements (Unaudited)
                  Consolidated statement of condition--March 31, 1995,
                     December 31, 1994 and March 31, 1994............    1
                  Consolidated statement of earnings--Three months
                     ended March 31, 1995 and 1994...................    2
                  Consolidated statement of shareholders'
                     equity--Three months ended March 31, 1995.......    3
                  Consolidated statement of cash flows
                     --Three months ended March 31, 1995 and 1994....    4
                  Review of Independent Accountants..................    7
          Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................    8
 Part II. Other Information
          Item 6. Exhibits and Reports on Form 8-K...................   16
 Signatures..........................................................   17
 Exhibit Index.......................................................   18

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                           MARCH 31    DECEMBER 31   MARCH 31
                                             1995         1994         1994
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   743,786  $   616,639  $   544,644
Federal funds sold and securities
 purchased under agreements to resell...        3,650      152,525       70,493
Trading securities......................       10,485        6,383      120,619
Available-for-sale securities...........      481,051      383,039      953,392
Held-to-maturity securities (market
 value of $3,206,175, $3,169,513 and
 $2,312,550, respectively)..............    3,272,626    3,336,557    2,315,622
Mortgage loans held for sale............       79,185      130,223      217,356
Loans...................................   11,798,102   11,496,121    8,988,408
Less:Allowance for loan losses..........      174,398      171,167      130,485
  Unearned income.......................       52,987       66,214       74,399
                                          -----------  -----------  -----------
  Net loans.............................   11,570,717   11,258,740    8,783,524
Premises and equipment, net.............      282,828      282,095      250,097
Customers' acceptance liability.........        8,911        6,979        8,062
Accrued interest receivable and other
 assets.................................      614,666      604,771      398,635
                                          -----------  -----------  -----------
                                          $17,067,905  $16,777,951  $13,662,444
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 1,840,328  $ 1,902,310  $ 1,818,848
 Interest-bearing demand................    3,935,173    4,071,212    3,531,268
 Savings................................      926,277      901,738      887,051
 Time...................................    5,797,176    5,384,469    3,528,771
 Certificates of deposit of $100,000 or
  more..................................      851,003      807,333      697,815
                                          -----------  -----------  -----------
  Total deposits........................   13,349,957   13,067,062   10,463,753
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,291,228    1,212,723    1,094,771
 Other borrowed funds...................      586,078      656,117      530,236
 Long-term debt.........................      351,473      386,147      175,610
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   15,578,736   15,322,049   12,264,370
Acceptances outstanding.................        8,911        6,979        8,062
Accrued expenses and other liabilities..      145,067      138,465      208,016
                                          -----------  -----------  -----------
  Total liabilities.....................   15,732,714   15,467,493   12,480,448
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares;
  Issued and outstanding--none..........          -0-          -0-          -0-
 Common stock--par value $1 a share:
  Authorized--200,000,000 shares;
  Issued--59,679,305, 59,556,269 and
  55,925,491 shares, respectively.......       59,679       59,556       55,925
 Capital surplus........................      582,452      579,579      483,241
 Retained earnings......................      721,149      703,121      676,605
 Cost of common stock in treasury--
  1,500,000 shares......................      (24,173)     (24,173)     (24,173)
 Deferred compensation on restricted
  stock.................................       (3,716)      (3,031)      (4,539)
 Unrealized losses on available-for-sale
  securities, net of deferred taxes.....         (200)      (4,594)      (5,063)
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,335,191    1,310,458    1,181,996
                                          -----------  -----------  -----------
                                          $17,067,905  $16,777,951  $13,662,444
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                             (IN THOUSANDS
                                                        EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans.................................................  $   244,541 $   168,154
Securities:
 Trading securities...................................          153         910
 Available-for-sale securities........................        9,899      14,585
 Held-to-maturity securities..........................       53,885      31,873
                                                        ----------- -----------
 Total securities.....................................       63,937      47,368
Mortgage loans held for sale..........................        1,724       3,614
Federal funds sold and securities purchased under
 agreements to resell.................................          466         904
                                                        ----------- -----------
 Total revenue from earning assets....................      310,668     220,040
INTEREST EXPENSE
Interest-bearing demand deposits......................       38,110      22,679
Savings deposits......................................        6,707       5,599
Time deposits.........................................       72,964      36,834
Certificates of deposit of $100,000 or more...........       11,604       7,006
Federal funds purchased and securities sold under
 agreements to repurchase.............................       18,369       7,368
Other borrowed funds..................................        9,620       3,081
Long-term debt........................................        7,203       3,209
                                                        ----------- -----------
 Total interest expense...............................      164,577      85,776
GROSS INTEREST MARGIN.................................      146,091     134,264
Provision for loan losses.............................        8,344       2,207
                                                        ----------- -----------
NET INTEREST MARGIN...................................      137,747     132,057
NONINTEREST REVENUES
Service charges on deposit accounts...................       19,605      16,145
Trust income..........................................       11,405      11,394
Credit card income....................................        3,511       3,028
Investment services income............................        3,177       4,167
Mortgage administration fees..........................        6,164       4,823
Securities gains......................................          151         100
Portfolio income......................................        3,249       1,479
Other operating revenues..............................        9,545       7,295
                                                        ----------- -----------
 Total noninterest revenues...........................       56,807      48,431
NONINTEREST EXPENSES
Salaries and employee benefits........................       59,156      55,762
Net occupancy expense.................................       12,253      10,628
Equipment expense.....................................       11,114      10,302
FDIC premiums.........................................        7,211       5,606
Foreclosed properties expense.........................           64         228
Other operating expenses..............................       42,453      38,122
                                                        ----------- -----------
 Total noninterest expenses...........................      132,251     120,648
INCOME BEFORE INCOME TAXES............................       62,303      59,840
Income taxes..........................................       22,193      20,866
                                                        ----------- -----------
 Net income...........................................  $    40,110 $    38,974
                                                        =========== ===========
Average common shares outstanding.....................       58,103      54,332
Earnings per common share.............................  $      0.69 $      0.72

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              UNREALIZED
                          COMMON  CAPITAL  RETAINED  TREASURY    DEFERRED   GAINS/(LOSSES)
                           STOCK  SURPLUS  EARNINGS   STOCK    COMPENSATION ON SECURITIES    TOTAL
                          ------- -------- --------  --------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
Balance at January 1,
 1995...................  $59,556 $579,579 $703,121  $(24,173)   $(3,031)      $(4,594)    $1,310,458
Net income..............      -0-      -0-   40,110       -0-        -0-           -0-         40,110
Cash dividends declared.      -0-      -0-  (22,082)      -0-        -0-           -0-        (22,082)
Common stock transac-
 tions:
 Employee stock plans...      123    2,873      -0-       -0-       (685)          -0-          2,311
Unrealized gains on
 available-for-sale
 securities, net of
 deferred taxes.........      -0-      -0-      -0-       -0-        -0-         4,394          4,394
                          ------- -------- --------  --------    -------       -------     ----------
Balance at March 31,
 1995...................  $59,679 $582,452 $721,149  $(24,173)   $(3,716)      $  (200)    $1,335,191
                          ======= ======== ========  ========    =======       =======     ==========



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $  40,110  $  38,974
Adjustments to reconcile net income to net cash provided
 by operating activities
 Provision for loan losses...............................      8,344      2,207
 Foreclosed property recoveries..........................       (273)      (450)
 Depreciation and amortization of premises and equipment.      6,748      6,119
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale securities..     (1,477)       486
 Net decrease in mortgage loans held for sale............     51,038    118,255
 Net increase in trading securities......................     (2,171)   (25,535)
 Net gains on sales of available-for-sale securities.....     (3,207)    (3,523)
 Net gains on calls of held-to-maturity securities.......       (151)      (100)
 Net decrease in accrued interest receivable and other
  assets.................................................     15,972    135,587
 Net increase (decrease) in accrued expenses and other
  liabilities............................................     24,913   (171,829)
 Net decrease in deferred income tax benefits............        417      1,715
 Amortization of intangible assets.......................      8,834      3,996
 Other...................................................       (904)    (2,795)
                                                           ---------  ---------
 Net cash provided by operating activities...............    148,193    103,107
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities.....................................      7,192     85,613
Proceeds from sales of available-for-sale securities.....    132,494    343,238
Purchases of available-for-sale securities...............   (273,484)  (158,658)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................     64,838    121,797
Purchases of held-to-maturity securities.................        -0-   (499,429)
Net decrease in federal funds sold and securities
 purchased under agreements to resell....................    148,875    108,140
Net increase in loans....................................   (225,171)  (242,198)
Net purchases of premises and equipment..................     (5,798)   (17,569)
Net cash used for acquisitions...........................    (13,221)       -0-
                                                           ---------  ---------
 Net cash used by investing activities...................   (164,275)  (259,066)
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
 accounts................................................   (201,593)    11,220
Net increase (decrease) in time deposits.................    402,469    (84,035)
Net increase in federal funds purchased and securities
 sold under agreements to repurchase.....................     78,505    301,594
Net decrease in other borrowed funds.....................    (81,039)  (132,230)
Payments for maturing long-term debt.....................    (34,988)    (2,231)
Cash dividends paid......................................    (22,097)   (18,679)
Proceeds from employee stock plans.......................      1,972      2,041
                                                           ---------  ---------
 Net cash provided by financing activities...............    143,229     77,680
                                                           ---------  ---------
Increase (decrease) in cash and cash equivalents.........    127,147    (78,279)
Cash and cash equivalents at beginning of period.........    616,639    614,698
Beginning consolidated cash balances of immaterial
 pooling-of-interests entities...........................        -0-      8,225
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 743,786  $ 544,644
                                                           =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

  General--The consolidated financial statements conform to generally accepted
  -------
accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1994 annual report to shareholders on Form 10-K.

  The consolidated financial statements include the accounts of AmSouth and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests. Results of operations of companies purchased are included from the dates of acquisitions.

  Effective January 1, 1995, AmSouth adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (Statement 114). The statement requires that certain impaired loans be measured based on the present value of the collateral if the loan is collateral dependent. The adoption of Statement 114 resulted in no material impact on AmSouth's financial condition or results of operations.

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

  On February 16, 1995, AmSouth completed the acquisition of Community Federal Savings Bank (Community), headquartered in Fort Oglethorpe, Georgia. Under the terms of the agreement, AmSouth paid $65.50 for each of the outstanding shares of Community common stock for a total purchase price of approximately $17.0 million. The transaction was accounted for using the purchase method of accounting. Approximately $7.5 million of goodwill resulting from the acquisition will be amortized on a straight line basis over 20 years. Due to the immateriality of the transaction, pro forma information is not presented.

  Cash Flows--For the three months ended March 31, 1995 and 1994, AmSouth paid
  ----------
interest of $148,987,000 and $83,820,000, respectively, and income taxes of $813,000 and $9,835,000, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1995 and 1994 were $3,323,000 and $2,041,000, respectively and noncash transfers from foreclosed properties to loans were $274,000 and $783,000, respectively.

  Long-Term Debt--On May 19, 1994, AmSouth issued $150.0 million in 7 3/4%
  --------------
Subordinated Notes Due 2004 at a discounted price of 99.389%. The net proceeds to AmSouth after commissions totaled $148.1 million. The notes will mature on May 15, 2004 and are not redeemable prior to maturity. The proceeds from the notes were used for the Fortune acquisition. This debt qualifies as Tier 2 capital in calculating risk-adjusted capital ratios.

  Shareholders' Equity--On September 22, 1994, AmSouth purchased 1,000,000
  --------------------
shares of AmSouth Common Stock at a cost of $31.3 million for the sole purpose of replenishing shares issued by AmSouth in connection with its purchase of Fortune.

  Subsequent Event--On April 10, 1995, AmSouth announced the execution of an agreement to sell its third party mortgage servicing portfolio of approximately $6.0 billion to GE Capital Mortgage Services, Inc. AmSouth will continue servicing the portfolio until the end of June when the transfer of servicing will occur.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statement of earnings and statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ Ernst & Young LLP

May 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $40.1 million for the three months ended March 31, 1995 compared to $39.0 million for the same period of 1994. On a per common share basis, AmSouth earned $.69 and $.72, respectively. First quarter earnings resulted in an annualized return on average assets of .96% and an annualized return on average equity of 12.28% compared to 1.18% and 13.37% for the first quarter of 1994.

Net Interest Margin
- -------------------

  For the three months ended March 31, 1995, the net interest margin totaled $137.7 million compared to $132.1 million for the same period of 1994. An increase in revenue from earning assets was partially offset by increases in interest expense and the provision for loan losses. The gross interest spread declined 67 basis points for the three months compared to the prior year.

  Year-to-date average earning assets increased 26.7%. The primary reason for the increase was a 32.6% increase in average loans net of unearned income. Exclusive of the acquisition of Fortune in June 1994, and Community in March 1995, which were accounted for as purchases, AmSouth's loan growth was approximately 14.0%. Residential first mortgages represented approximately 60.0% of this growth. At March 31, 1995, residential first mortgages comprised 37.0% of AmSouth's total loan portfolio with approximately 68.0% of that balance at adjustable rates.

  Year-to-date average total securities increased $718.2 million or 22.9%. Sales of low-yielding securities totaling approximately $1.0 billion during 1994 accounted for the decrease of $666.6 million in the average available-for-sale portfolio balance. Average held-to-maturity securities increased $1.5 billion primarily due to the purchase of mortgage-backed securities during the second quarter of 1994.

  The year-to-date average balance of interest-bearing liabilities increased $3.4 billion, funding the total growth in earning assets. Average interest-bearing deposits increased $2.6 billion due to the acquisition of Fortune, growth in new markets entered into through business combinations, rising interest rates and a special marketing campaign during the last half of 1994. Other significant increases include a $305.2 million increase in Federal funds purchased and securities sold under agreements to repurchase, $282.2 million in Federal Home Loan Bank advances, and $149.1 million in parent company subordinated long-term debt.

  From March 31, 1994 to March 31, 1995, market interest rates increased as the overall economy improved. AmSouth's yield on earning assets increased 79 basis points as rates paid on interest-bearing liabilities increased 149 basis points. Balance increases in average earning assets and average interest-bearing liabilities from first quarter 1994 to first quarter 1995 were almost evenly matched, with minimal increase in noninterest-bearing deposits. The combination of these results decreased the gross interest spread 67 basis points compared to the first quarter of 1994.

  AmSouth maintains an asset and liability process to monitor interest rate risk and assist management in maintaining stability in the gross interest margin. Over the last few years, AmSouth has utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to manage interest rate risk. During the fourth quarter of 1994, AmSouth terminated $1.1 billion of interest rate swaps and $915.0 million of interest rate caps. A $300.0 million interest rate floor was terminated during the first quarter of 1995. At March 31, 1995, AmSouth had $140.0 million of interest rate caps remaining with $90.0 million used to hedge Federal funds purchased and securities sold under agreements to repurchase and $50.0 million used to hedge deposits. In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $58.9 million. For the quarter ended March 31, 1995, interest rate contracts had no material impact on the gross interest margin. For the same period of 1994, the impact on the gross interest margin was an increase of $1.3 million.

Credit Quality
- --------------

  Effective January 1, 1995, AmSouth adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (Statement 114). Impairment of a loan within the scope of Statement 114 is to be recognized based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Based on management's review of loans identified for evaluation, AmSouth had no impaired loans at March 31, 1995. Table 6 presents a five quarter comparison of the components of nonperforming assets. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased from 1.02% at March 31, 1994 to 1.10% at March 31, 1995. The level of nonperforming assets increased $37.9 million during the same period with Fortune nonperforming assets accounting for $25.5 million of the increase.

  AmSouth maintains an allowance for loan losses which management believes is adequate to absorb losses in the loan portfolio. Table 7 presents a five quarter analysis of the allowance for loan losses. At March 31, 1995, the ratio of the allowance for loan losses to loans net of unearned income was 1.48% compared to 1.46% for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased to 169.74% from 199.62% for the same period. Annualized net charge-offs to average loans net of unearned income for the three months ended March 31, 1995 was 24 basis points compared to 22 basis points for the same period of 1994.

Noninterest Revenues and Noninterest Expense
- --------------------------------------------

  Year-to-date noninterest revenues totaled $56.8 million at March 31, 1995, a 17.3% increase compared to the same period of the prior year. Within the components of noninterest revenues, increases occurred in service charges on deposit accounts of $3.5 million, other operating revenues of $2.3 million and portfolio income of $1.8 million. The increase in service charges on deposit accounts was primarily due to an increased volume of overdraft fees and service charges on consumer accounts. A gain of $1.7 million on the sale of servicing by AmSouth's mortgage subsidiary is the primary reason for the increase in other operating revenues. Portfolio income increased due to improvements in the securities market.

  Noninterest expenses increased $11.6 million, or 9.6%, for the first quarter of 1995 compared to 1994 due in part to the acquisition of Fortune. Salaries and employee benefits increased $3.4 million due to normal merit increases and the Fortune acquisition. Net occupancy expense increased $1.6 million primarily due to an increased number of offices. Increased deposit levels due to the acquisition of Fortune and the 1994 deposit marketing campaign resulted in a $1.6 million increase in FDIC premiums. Other operating expenses increased due to increases in general overhead costs and investment related expenses.

Capital Adequacy
- ----------------

  At March 31, 1995, shareholders' equity totaled $1.3 billion, or 7.82% of total assets. Since December 31, 1994, shareholders' equity increased $24.7 million as net income exceeded dividends by $18.0 million, the market value of available-for-sale securities increased $4.4 million and employee stock plans contributed $2.3 million. Table 11 presents the calculation of the risk-adjusted capital ratios for AmSouth at March 31, 1995, and 1994. At March 31, 1995, AmSouth remains above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. In addition, at March 31, 1995, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized as defined by federal banking regulations. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

   AmSouth Bank of Alabama............................................... 10.64%
   AmSouth Bank of Florida............................................... 10.87%
   AmSouth Bank of Tennessee............................................. 15.18%

                           TABLE 1--FINANCIAL SUMMARY

                                               MARCH 31
                                 --------------------------------------    %
                                        1995                1994         CHANGE
                                 ------------------  ------------------  ------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End of period balances:
  Loans net of unearned income.. $       11,745,115  $        8,914,009   31.8%
  Total securities..............          3,764,162*          3,389,633*  11.0
  Total assets..................         17,067,905          13,662,444   24.9
  Total deposits................         13,349,957          10,463,753   27.6
  Shareholders' equity..........          1,335,191           1,181,996   13.0
Year to date average balances:
  Loans net of unearned income.. $       11,561,740  $        8,717,679   32.6%
  Total securities..............          3,846,149*          3,138,705*  22.5
  Total assets..................         16,876,928          13,353,880   26.4
  Total deposits................         13,101,782          10,449,057   25.4
  Shareholders' equity..........          1,324,151           1,182,113   12.0
                                          THREE MONTHS ENDED
                                               MARCH 31
                                 --------------------------------------    %
                                        1995                1994         CHANGE
                                 ------------------  ------------------  ------
EARNINGS SUMMARY
  Net income.................... $           40,110  $           38,974    2.9%
  Per common share..............               0.69                0.72   (4.2)
SELECTED RATIOS
  Return on average assets
   (annualized).................               0.96%               1.18%
  Return on average equity
   (annualized).................              12.28               13.37
  Average equity to average as-
   sets.........................               7.85                8.85
  Allowance for loan losses to
   loans net of
   unearned income..............               1.48                1.46
  Efficiency ratio..............              64.14               64.66
COMMON STOCK DATA
  Cash dividends declared....... $             0.38  $             0.35
  Book value at end of period...              22.95               21.72
  Market value at end of period.              31.50               29.75
  Average common shares out-
   standing.....................             58,103              54,332

- --------
* Includes adjustment for market valuation on available-for-sale securities of $(343) and $(8,131) for end of period balances and $(2,416) and $8,337 for year to date average balances for 1995 and 1994, respectively.

    TABLE 2--QUARTERLY YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                          INTEREST-BEARING LIABILITIES

                                 1995                                                                    1994
                      ----------------------------  --------------------------------------------------------------------
                             FIRST QUARTER                FOURTH QUARTER                 THIRD QUARTER
                      ----------------------------  ----------------------------  ----------------------------  ------
                        AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/   YIELD/
                        BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     RATE
                      -----------  -------- ------  -----------  -------- ------  -----------  -------- ------   -----
                                                                    (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income....  $11,561,740  $245,298  8.60%  $11,129,127  $230,021  8.20%  $10,731,271  $218,001  8.06%   7.86%
 Trading securities.       10,395       157  6.13        11,005       140  5.05        50,144       923  7.30    4.95
 Available-for-sale
 securities.........      534,967     9,899  7.50       611,432     8,531  5.54     1,190,536    17,556  5.85    4.92
 Held-to-maturity
 securities:
  Taxable...........    3,019,065    48,770  6.55     3,072,008    48,550  6.27     3,120,246    50,000  6.36    6.87
  Tax-free..........      284,138     7,638 10.90       296,523     8,163 10.92       308,343     8,749 11.26   11.17
                      -----------  --------         -----------  --------         -----------  --------
   Total held-to-
   maturity
   securities.......    3,303,203    56,408  6.93     3,368,531    56,713  6.68     3,428,589    58,749  6.80    7.66
                      -----------  --------         -----------  --------         -----------  --------
    Total
    securities......    3,848,565    66,464  7.00     3,990,968    65,384  6.50     4,669,269    77,228  6.56    6.54
 Other earning
 assets.............      125,537     2,190  7.07       190,128     3,115  6.50       276,081     3,595  5.17    4.41
                      -----------  --------         -----------  --------         -----------  --------
   Total earning
   assets...........   15,535,842   313,952  8.20    15,310,223   298,520  7.74    15,676,621   298,824  7.56    7.41
Cash and other
assets..............    1,516,028                     1,531,345                     1,562,705
Allowance for loan
losses..............     (172,526)                     (163,282)                     (165,240)
Market valuation on
available-for-sale
securities..........       (2,416)                      (24,426)                      (18,349)
                      -----------                   -----------                   -----------
                      $16,876,928                   $16,653,860                   $17,055,737
                      ===========                   ===========                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing
 demand deposits....  $ 4,022,419    38,110  3.84   $ 4,041,852    36,447  3.58   $ 4,084,672    33,321  3.24    2.61
 Savings deposits...      903,844     6,707  3.01       913,960     6,556  2.85       958,903     6,459  2.67    2.59
 Time deposits......    5,553,978    72,964  5.33     5,327,641    65,524  4.88     4,639,285    51,505  4.40    4.19
 Certificates of
 deposit of $100,000
 or more............      865,568    11,604  5.44       807,689    10,168  4.99       815,600     9,358  4.55    3.89
 Federal funds pur-
 chased and securi-
 ties sold under
 agreements to re-
 purchase...........    1,247,584    18,369  5.97     1,406,294    18,672  5.27     2,241,922    25,759  4.56    3.17
 Other interest-
 bearing
 liabilities........    1,056,203    16,823  6.46       891,325    14,183  6.31     1,050,845    15,735  5.94    4.44
                      -----------  --------         -----------  --------         -----------  --------
   Total interest-
   bearing
   liabilities......   13,649,596   164,577  4.89    13,388,761   151,550  4.49    13,791,227   142,137  4.09    3.40
                                   -------- -----                -------- -----                -------- -----   -----
Incremental interest
spread..............                         3.31%                         3.25%                         3.47%   4.01%
                                            =====                         =====                         =====   =====
Noninterest-bearing
demand deposits.....    1,755,973                     1,810,308                     1,798,001
Other liabilities...      147,208                       146,597                       128,648
Shareholders'
equity..............    1,324,151                     1,308,194                     1,337,861
                      -----------                   -----------                   -----------
                      $16,876,928                   $16,653,860                   $17,055,737
                      ===========                   ===========                   ===========
Gross interest
margin/spread on a
taxable equivalent
basis...............                149,375  3.90%                146,970  3.81%                156,687  3.97%   4.57%
                                            =====                         =====                         =====   =====
Taxable equivalent
adjustment:
 Loans..............                    757                           812                           738
 Securities.........                  2,527                         2,649                         2,755
                                   --------                      --------                      --------
   Total taxable
   equivalent ad-
   justment.........                  3,284                         3,461                         3,493
                                   --------                      --------                      --------
   Gross interest
   margin...........               $146,091                      $143,509                      $153,194
                                   ========                      ========                      ========

                                         SECOND QUARTER                 FIRST QUARTER
                                   ----------------------------  ----------------------------------
                                     AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/   YIELD/
                                     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE    RATE
                                   -----------  -------- ------  -----------  --------  -------

ASSETS
Earning assets:
 Loans net of
 unearned income....             $ 9,058,853  $180,089  7.97%  $ 8,717,679  $168,909       7.86%
 Trading securities.                  37,597       598  6.38        76,094       928       4.95
 Available-for-sale
 securities.........                 919,733    11,333  4.94     1,201,542    14,585       4.92
 Held-to-maturity
 securities:
  Taxable...........               2,326,573    36,068  6.22     1,509,848    25,564       6.87
  Tax-free..........                 321,311     8,934 11.15       342,884     9,440      11.17
                                 -----------  --------         -----------  --------
   Total held-to-
   maturity
   securities.......               2,647,884    45,002  6.83     1,852,732    35,004       7.66
                                 -----------  --------         -----------  --------
    Total
    securities......               3,605,214    56,933  6.33     3,130,368    50,517       6.54
 Other earning
 assets.............                 289,617     4,017  5.56       415,216     4,518       4.41
                                 -----------  --------         -----------  --------
   Total earning
   assets...........              12,953,684   241,039  7.46    12,263,263   223,944       7.41
Cash and other
assets..............               1,251,509                     1,215,098
Allowance for loan
losses..............                (133,344)                     (132,818)
Market valuation on
available-for-sale
securities..........                 (13,826)                        8,337
                                 -----------                   -----------
                                 $14,058,023                   $13,353,880
                                 ===========                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing
 demand deposits....             $ 3,618,893    26,506  2.94   $ 3,529,482    22,679       2.61
 Savings deposits...                 921,136     5,647  2.46       877,682     5,599       2.59
 Time deposits......               3,574,761    38,133  4.28     3,562,947    36,834       4.19
 Certificates of
 deposit of $100,000
 or more............                 695,062     7,220  4.17       729,820     7,006       3.89
 Federal funds pur-
 chased and securi-
 ties sold under
 agreements to re-
 purchase...........               1,302,683    13,210  4.07       942,380     7,368       3.17
 Other interest-
 bearing
 liabilities........                 815,117    10,235  5.04       574,989     6,290       4.44
                                 -----------  --------         -----------  --------
   Total interest-
   bearing
   liabilities......              10,927,652   100,951  3.71    10,217,300    85,776       3.40
                                              -------- -----                --------     ------
Incremental interest
spread..............                                    3.75%                              4.01%
                                                       =====                              =====
Noninterest-bearing
demand deposits.....               1,761,223                     1,749,126
Other liabilities...                 166,657                       205,341
Shareholders'
equity..............               1,202,491                     1,182,113
                                 -----------                   -----------
                                 $14,058,023                   $13,353,880
                                 ===========                   ===========
Gross interest
margin/spread on a
taxable equivalent
basis...............                           140,088  4.34%                138,168       4.57%
                                                       =====                              =====
Taxable equivalent
adjustment:
 Loans..............                               759                           755
 Securities.........                             2,969                         3,149
                                              --------                      --------
   Total taxable
   equivalent ad-
   justment.........                             3,728                         3,904
                                              --------                      --------
   Gross interest
   margin...........                            $136,360                      $134,264
                                                ========                      ========


NOTE: The taxable equivalent adjustment has been computed based on a 35%

                 TABLE 3--INTEREST RATE SWAPS, CAPS AND FLOORS

                                         SWAPS
                         --------------------------------------    CAPS
                         RECEIVE FIXED PAY FIXED BASIS   OTHER   & FLOORS  TOTAL
                         ------------- --------- -----  -------  -------- -------
                                             (IN MILLIONS)
Balance at December 31,
 1992...................     $ 305       $ 240   $ 300  $   300   $1,005  $ 2,150
  Additions.............       -0-         -0-     -0-      300       20      320
  Maturities............       -0-         -0-     -0-      -0-      -0-      -0-
  Calls.................      (120)       (120)    -0-      -0-      -0-     (240)
                             -----       -----   -----  -------   ------  -------
Balance at December 31,
 1993...................       185         120     300      600    1,025    2,230
  Additions.............       -0-         -0-     -0-      400      350      750
  Maturities............       -0-         -0-    (300)     -0-      (20)    (320)
  Calls.................      (120)       (120)    -0-      -0-      -0-     (240)
  Terminations..........       (65)        -0-     -0-   (1,000)    (915)  (1,980)
                             -----       -----   -----  -------   ------  -------
Balance at December 31,
 1994...................       -0-         -0-     -0-      -0-      440      440
  Additions.............       -0-         -0-     -0-      -0-      -0-      -0-
  Maturities............       -0-         -0-     -0-      -0-      -0-      -0-
  Calls.................       -0-         -0-     -0-      -0-      -0-      -0-
  Terminations..........       -0-         -0-     -0-      -0-     (300)    (300)
                             -----       -----   -----  -------   ------  -------
Balance at March 31,
 1995...................     $ -0-       $ -0-   $ -0-  $   -0-   $  140  $   140
                             =====       =====   =====  =======   ======  =======

      TABLE 4--MATURITIES AND INTEREST RATES EXCHANGED ON CAPS AND FLOORS

                                                      MATURE DURING
                                                    -------------------
                                                    1995   1996   1997   TOTAL
                                                    -----  -----  -----  ------
                                                     (DOLLARS IN MILLIONS)
Notional........................................... $  30  $  33  $  77  $ 140
Receive rate.......................................  2.05%  1.23%  0.00%  0.73%
Pay rate...........................................  1.34%  1.21%  0.59%  0.90%

- --------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average March 1995 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                 LOANS           NONPERFORMING    NET CHARGE-
                                MARCH 31        LOANS* MARCH 31  OFFS MARCH 31
                         ---------------------- ---------------- ---------------
                            1995        1994      1995    1994    1995    1994
                         ----------- ---------- -------- ------- ------  -------
                                             (IN THOUSANDS)
Commercial.............. $ 2,890,408 $2,674,612 $ 17,465 $21,724 $1,006  $ 1,504
Commercial real estate:
 Commercial real estate
  mortgages:
  Owner occupied........     588,094    447,719   11,038   4,840    (21)      68
  Nonowner occupied.....     771,667    762,917   22,013  26,717    206   (1,248)
                         ----------- ---------- -------- ------- ------  -------
    Total commercial
     real estate
     mortgages..........   1,359,761  1,210,636   33,051  31,557    185   (1,180)
                         ----------- ---------- -------- ------- ------  -------
 Real estate
  construction:
  Owner occupied........     210,380    139,726    9,719     846    279      -0-
  Nonowner occupied.....     350,966    252,380    2,320   1,446     33      -0-
                         ----------- ---------- -------- ------- ------  -------
    Total real estate
     construction.......     561,346    392,106   12,039   2,292    312      -0-
                         ----------- ---------- -------- ------- ------  -------
      Total commercial
       real estate......   1,921,107  1,602,742   45,090  33,849    497   (1,180)
                         ----------- ---------- -------- ------- ------  -------
Consumer:
 Residential first
  mortgages.............   4,387,423  2,584,912   27,264   7,783    226       (4)
 Other residential
  mortgages.............     637,925    497,466      -0-     -0-     20       18
 Dealer indirect........     933,655    659,264      859      23  1,227      315
 Other consumer.........   1,027,584    969,412   12,067   1,988  3,890    4,025
                         ----------- ---------- -------- ------- ------  -------
  Total consumer........   6,986,587  4,711,054   40,190   9,794  5,363    4,354
                         ----------- ---------- -------- ------- ------  -------
                         $11,798,102 $8,988,408 $102,745 $65,367 $6,866  $ 4,678
                         =========== ========== ======== ======= ======  =======

- --------
* Exclusive of accruing loans 90 days past due.

                         TABLE 6--NONPERFORMING ASSETS

                                  1995                   1994
                                --------  -------------------------------------
                                 MAR 31    DEC 31   SEPT 30   JUNE 30   MAR 31
                                --------  --------  --------  --------  -------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans..............  $101,964  $ 89,545  $ 97,186  $ 90,550  $63,540
Restructured loans............       781    13,203    11,219    11,175    1,827
                                --------  --------  --------  --------  -------
  Total nonperforming loans...   102,745   102,748   108,405   101,725   65,367
Foreclosed properties.........    24,656    28,263    31,673    35,266   25,323
Repossessions.................     2,097     2,079     1,664       887      888
                                --------  --------  --------  --------  -------
  Total nonperforming assets*.  $129,498  $133,090  $141,742  $137,878  $91,578
                                ========  ========  ========  ========  =======
Nonperforming assets* to loans
 net of unearned income,
 foreclosed properties and
 repossessions................      1.10%     1.16%     1.28%     1.30%    1.02%
Accruing loans 90 days past
 due..........................  $ 33,685  $ 34,246  $ 44,293  $ 29,959  $28,638
                                ========  ========  ========  ========  =======

- --------
* Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                             1995                          1994
                          ----------- -----------------------------------------------
                          1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $171,167    $164,756    $164,746    $130,488    $131,509
Loans charged off.......      9,161      16,457       9,066       9,512       8,894
Recoveries of loans
 previously charged off.      2,295       2,719       4,303       5,796       4,216
                           --------    --------    --------    --------    --------
Net charge-offs.........      6,866      13,738       4,763       3,716       4,678
Addition to allowance
 charged to expense.....      8,344      20,149       4,773       2,974       2,207
Allowance acquired in
 acquisitions...........      1,753         -0-         -0-      35,000       1,450
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $174,398    $171,167    $164,756    $164,746    $130,488
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.48%       1.50%       1.50%       1.56%       1.46%
Allowance for loan
 losses to nonperforming
 loans..................     169.74%     166.59%     151.98%     161.95%     199.62%
Allowance for loan
 losses to nonperforming
 assets.................     134.67%     128.61%     116.24%     119.49%     142.49%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.24%       0.49%       0.18%       0.16%       0.22%

               TABLE 8--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                            1995                          1994
                         ----------- -----------------------------------------------
                         1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $3,638      $2,028      $2,692      $3,574      $3,908
Addition (reduction) of
 allowance charged
 (credited) to expense..     (274)      2,600         225        (627)       (450)
Net recoveries
 (writedowns)/(losses)..     (507)       (990)       (889)       (255)        116
                           ------      ------      ------      ------      ------
Balance at end of the
 period.................   $2,857      $3,638      $2,028      $2,692      $3,574
                           ======      ======      ======      ======      ======

                              TABLE 9--SECURITIES

                                       MARCH 31, 1995        MARCH 31, 1994
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $2,986,023 $2,906,756 $1,971,509 $1,948,935
  State, county and municipal
   securities......................    280,053    292,955    332,337    351,995
  Other securities.................      6,550      6,464     11,776     11,620
                                    ---------- ---------- ---------- ----------
                                    $3,272,626 $3,206,175 $2,315,622 $2,312,550
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $  334,980            $  913,244
  Other securities.................    146,071                40,148
                                    ----------            ----------
                                    $  481,051            $  953,392
                                    ==========            ==========

                  TABLE 10--OTHER INTEREST-BEARING LIABILITIES

                                                             MARCH 31
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                          (IN THOUSANDS)
Short-term:
  Federal Home Loan Bank advances.................... $   282,950  $    13,500
  Term federal funds purchased.......................     158,000       60,000
  Treasury, tax, and loan note.......................     127,014      422,430
  Other..............................................      18,114       39,158
                                                      -----------  -----------
    Total short-term.................................     586,078      535,088
Long-term:
  7 3/4% Subordinated Notes Due 2004.................     149,160          -0-
  Subordinated Capital Notes Due 1999................      99,473       99,343
  Federal Home Loan Bank advances....................      68,634       36,294
  Floating Rate Notes Due 1999.......................       7,147        7,659
  7 1/2% Convertible Subordinated Debentures.........       3,876        3,654
  Long-term notes payable............................      23,183       23,808
                                                      -----------  -----------
    Total long-term..................................     351,473      170,758
                                                      -----------  -----------
      Total other interest-bearing liabilities....... $   937,551  $   705,846
                                                      ===========  ===========

                            TABLE 11--CAPITAL RATIOS

                                                             MARCH 31
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $17,067,905  $13,662,444
  Adjusted allowance for loan losses.................     157,137      127,661
  Adjustment for risk-weighting of balance sheet
   items.............................................  (6,023,181)  (4,997,594)
  Adjustment for off-balance sheet items.............   1,643,029    1,384,834
  Add unrealized losses on available-for-sale
   securities........................................         343        8,131
  Less certain intangible assets.....................    (291,568)     (66,619)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $12,553,665  $10,118,857
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,335,191  $ 1,181,996
  Add unrealized loss on available-for-sale
   securities
   (net of deferred taxes)...........................         200        5,107
  Less certain intangible assets.....................    (291,568)     (66,619)
                                                      -----------  -----------
  Tier I capital.....................................   1,043,823    1,120,484
  Adjusted allowance for loan losses.................     157,137      127,661
  Qualifying long-term debt..........................     229,513      102,997
                                                      -----------  -----------
  Tier II capital....................................     386,650      230,658
                                                      -----------  -----------
    Total capital.................................... $ 1,430,473  $ 1,351,142
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        8.31%       11.07%
  Total capital to risk-adjusted assets..............       11.39%       13.35%
Other capital ratios:
  Leverage...........................................        6.29%        8.43%
  Equity to assets...................................        7.82%        8.65%
  Tangible equity to assets..........................        5.87%        7.54%

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 ITEM 6(A)--Exhibits
            --------

  The exhibits listed in the Exhibit Index at page 18 of this Form 10-Q are filed herewith or are incorporated by reference herein.

 ITEM 6(B)--Forms 8-K
            ---------

  No Forms 8-K were filed by AmSouth during the period December 31, 1994 to March 31, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


May 15, 1995                              By:       /s/  John W. Woods
                                             ----------------------------------
                                                        John W. Woods
                                                      Chairman of the
                                                      ---------------
                                              Board and Chief Executive Officer
                                              ---------------------------------


May 15, 1995                              By:      /s/  Kristen M. Hudak
                                             ----------------------------------
                                                      Kristen M. Hudak
                                            Senior Executive Vice President and
                                            -----------------------------------
                                                  Chief Financial Officer
                                                  -----------------------
                                               (Principal Financial Officer)
                                               -----------------------------

                                 EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

   2 Agreement and Plan of Merger dated as of September 12, 1993, between Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (1)

   3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (2)

   3-b  Bylaws of AmSouth Bancorporation, as amended

  10-a  AmSouth Bancorporation Executive Incentive Plan

  10-b  AmSouth Bancorporation Supplemental Retirement Plan

  10-c  AmSouth Bancorporation Supplemental Thrift Plan

  11    Statement Re: Computation of Earnings per Share

  15    Letter Re: Unaudited Interim Financial Information

  27    Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/ Prospectus dated May 12, 1994 and filed pursuant to rule 424 (b)(3), incorporated herein by reference

(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference