Form 10-Q
period 1995-06-30
AMSOUTH BANCORPORATION
filed 1995-08-14
CIK 3133

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE              COMMISSION FILE NUMBER 1-7476
30, 1995

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

Yes  X  No

  As of August 8, 1995, AmSouth Bancorporation had 58,404,631 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
 Part I.  Financial Information
          Item 1. Financial Statements (Unaudited)
          Consolidated Statement of Condition--June 30, 1995,
           December 31, 1994 and
           June 30, 1994.............................................    1
          Consolidated Statement of Earnings--Six months and three
           months ended
           June 30, 1995 and 1994....................................    2
          Consolidated Statement of Shareholders' Equity--Six months
           ended June 30, 1995.......................................    3
          Consolidated Statement of Cash Flows--Six months ended June
           30, 1995 and 1994.........................................    4
          Notes to Consolidated Financial Statements ................    5
          Independent Accountants' Review Report.....................    7
          Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................    8
 Part II. Other Information
          Item 4. Submission of Matters to a Vote of Security
           Holders...................................................    18
          Item 6. Exhibits and Reports on Form 8-K...................    18
 Signatures...........................................................   19
 Exhibit Index........................................................   20

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                            JUNE 30    DECEMBER 31    JUNE 30
                                             1995         1994         1994
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   684,354  $   616,639  $   860,654
Federal funds sold and securities
 purchased under agreements to resell...        6,750      152,525       36,504
Trading securities......................        2,193        6,383       13,202
Available-for-sale securities...........      433,480      383,039    1,030,512
Held-to-maturity securities (market
 value of $3,217,044, $3,169,513 and
 $3,419,795, respectively)..............    3,205,291    3,336,557    3,478,115
Mortgage loans held for sale............       81,115      130,223      181,506
Loans...................................   11,989,032   11,496,121   10,659,374
Less: Allowance for loan losses.........      179,002      171,167      164,746
    Unearned income.....................       75,507       66,214       79,010
                                          -----------  -----------  -----------
    Net loans...........................   11,734,523   11,258,740   10,415,618
Premises and equipment, net.............      276,768      282,095      267,060
Customers' acceptance liability.........        3,200        6,979        3,846
Accrued interest receivable and other
 assets.................................      577,081      604,771    1,050,388
                                          -----------  -----------  -----------
                                          $17,004,755  $16,777,951  $17,337,405
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 1,875,828  $ 1,902,310  $ 1,891,539
 Interest-bearing demand................    3,839,009    4,071,212    4,002,525
 Savings................................      968,136      901,738      968,994
 Time...................................    5,906,759    5,384,469    4,585,741
 Certificates of deposit of $100,000 or
  more..................................      881,504      807,333      770,156
                                          -----------  -----------  -----------
  Total deposits........................   13,471,236   13,067,062   12,218,955
 Federal funds purchased and securities
  sold under agreements to repurchase...      760,582    1,212,723    2,010,966
 Other borrowed funds...................      901,680      656,117      964,950
 Long-term debt.........................      328,247      386,147      521,677
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   15,461,745   15,322,049   15,716,548
Acceptances outstanding.................        3,200        6,979        3,846
Accrued expenses and other liabilities..      179,227      138,465      289,675
                                          -----------  -----------  -----------
  Total liabilities.....................   15,644,172   15,467,493   16,010,069
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none...........          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares;
 Issued--59,868,582, 59,556,269 and
  60,423,571 shares, respectively.......       59,869       59,556       60,424
 Capital surplus........................      586,952      579,579      605,829
 Retained earnings......................      739,811      703,121      699,898
 Cost of common stock in treasury--
  1,500,000 shares......................      (24,173)     (24,173)     (24,173)
 Deferred compensation on restricted
  stock.................................       (4,748)      (3,031)      (4,087)
 Unrealized gains/(losses) on available-
  for-sale securities, net of deferred
  taxes.................................        2,872       (4,594)     (10,555)
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,360,583    1,310,458    1,327,336
                                          -----------  -----------  -----------
                                          $17,004,755  $16,777,951  $17,337,405
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                         SIX MONTHS          THREE MONTHS
                                        ENDED JUNE 30        ENDED JUNE 30
                                     -------------------- --------------------
                                       1995       1994      1995       1994
                                     ---------  --------- ---------  ---------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans..............................  $ 499,042  $ 347,484 $ 254,501  $ 179,330
Securities:
 Trading securities................        253      1,511       100        601
 Available-for-sale securities.....     18,507     25,918     8,608     11,333
 Held-to-maturity securities.......    107,312     73,903    53,427     42,030
                                     ---------  --------- ---------  ---------
 Total securities..................    126,072    101,332    62,135     53,964
Mortgage loans held for sale.......      3,073      7,098     1,349      3,484
Federal funds sold and securities
 purchased under agreements to re-
 sell..............................        985      1,437       519        533
                                     ---------  --------- ---------  ---------
 Total revenue from earning assets.    629,172    457,351   318,504    237,311
INTEREST EXPENSE
Interest-bearing demand deposits...     74,959     49,185    36,849     26,505
Savings deposits...................     13,885     11,246     7,178      5,647
Time deposits......................    157,161     74,967    84,198     38,133
Certificates of deposit of $100,000
 or more...........................     25,142     14,226    13,537      7,220
Federal funds purchased and securi-
 ties sold under agreements to re-
 purchase..........................     32,887     20,578    14,518     13,210
Other borrowed funds...............     18,777      8,670     9,157      5,591
Long-term debt.....................     14,148      7,855     6,945      4,645
                                     ---------  --------- ---------  ---------
 Total interest expense............    336,959    186,727   172,382    100,951
                                     ---------  --------- ---------  ---------
NET INTEREST INCOME................    292,213    270,624   146,122    136,360
Provision for loan losses..........     20,651      5,181    12,307      2,974
                                     ---------  --------- ---------  ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES...................    271,562    265,443   133,815    133,386
NONINTEREST REVENUES
Service charges on deposit ac-
 counts............................     40,363     32,564    20,758     16,420
Trust income.......................     24,472     23,434    13,067     12,041
Credit card income.................      6,927      6,090     3,416      3,062
Investment services income.........      5,914      7,375     2,737      3,207
Mortgage administration fees.......      8,217      9,960     2,053      5,137
Gain on sale of mortgage servicing.     27,493        184    25,780        184
Securities gains...................        196        228        45        189
Portfolio income...................      3,253      1,149         4       (391)
Other operating revenues...........     14,696     14,788     6,864      7,492
                                     ---------  --------- ---------  ---------
 Total noninterest revenues........    131,531     95,772    74,724     47,341
NONINTEREST EXPENSES
Salaries and employee benefits.....    120,829    110,393    61,673     54,630
Net occupancy expense..............     29,728     21,653    17,475     10,985
Equipment expense..................     27,877     19,719    16,763      9,428
FDIC premiums......................     14,726     11,230     7,515      5,624
Amortization of goodwill...........      7,997      3,669     4,022      1,835
Foreclosed properties expense......       (413)       211      (477)       (15)
Marketing expense..................      8,575      5,848     4,033      3,189
Postage and office supplies........     11,892     10,569     5,757      5,321
Other operating expenses...........     55,048     53,669    27,247     25,316
                                     ---------  --------- ---------  ---------
 Total noninterest expenses........    276,259    236,961   144,008    116,313
                                     ---------  --------- ---------  ---------
INCOME BEFORE INCOME TAXES.........    126,834    124,254    64,531     64,414
Income taxes.......................     45,866     42,380    23,673     21,514
                                     ---------  --------- ---------  ---------
 NET INCOME........................  $  80,968  $  81,874 $  40,858  $  42,900
                                     =========  ========= =========  =========
Average common shares outstanding..     58,199     54,558    58,293     54,782
Earnings per common share..........  $    1.39  $    1.50 $    0.70  $    0.78

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              UNREALIZED
                          COMMON  CAPITAL  RETAINED  TREASURY    DEFERRED   GAINS/(LOSSES)
                           STOCK  SURPLUS  EARNINGS   STOCK    COMPENSATION ON SECURITIES    TOTAL
                          ------- -------- --------  --------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
Balance at January 1,
 1995...................  $59,556 $579,579 $703,121  $(24,173)   $(3,031)      $(4,594)    $1,310,458
Net income..............      -0-      -0-   80,968       -0-        -0-           -0-         80,968
Cash dividends declared.      -0-      -0-  (44,278)      -0-        -0-           -0-        (44,278)
Common stock transac-
 tions:
 Employee stock plans...      313    7,373      -0-       -0-     (1,717)          -0-          5,969
Unrealized gains on
 available-for-sale
 securities, net of
 deferred taxes.........      -0-      -0-      -0-       -0-        -0-         7,466          7,466
                          ------- -------- --------  --------    -------       -------     ----------
Balance at June 30,
 1995...................  $59,869 $586,952 $739,811  $(24,173)   $(4,748)      $ 2,872     $1,360,583
                          ======= ======== ========  ========    =======       =======     ==========





                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          --------------------
                                                            1995       1994
                                                          --------  ----------
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................  $ 80,968  $   81,874
Adjustments to reconcile net income to net cash provided
 by operating activities
 Provision for loan losses..............................    20,651       5,181
 Foreclosed property recoveries.........................      (322)     (1,077)
 Depreciation and amortization of premises and
  equipment.............................................    13,619      11,883
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale securities.    (2,658)        208
 Net decrease in mortgage loans held for sale...........    49,108     170,548
 Net decrease in trading securities.....................     6,113      82,490
 Net gains on sales of available-for-sale securities....    (3,228)     (3,812)
 Net gains on calls of held-to-maturity securities......      (196)       (228)
 Net decrease in accrued interest receivable and other
  assets................................................    28,763      51,521
 Net increase (decrease) in accrued expenses and other
  liabilities...........................................    57,232    (147,687)
 Net (increase) decrease in deferred income tax
  benefits..............................................      (874)      2,362
 Amortization of intangible assets......................    13,037       8,253
 Other..................................................    (1,523)    (10,018)
                                                          --------  ----------
 Net cash provided by operating activities..............   260,690     251,498
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities....................................    13,222     145,441
Proceeds from sales of available-for-sale securities....   204,710     569,189
Purchases of available-for-sale securities..............  (272,390)   (256,251)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities.................................   132,741     199,556
Purchases of held-to-maturity securities................       -0-  (1,425,977)
Net decrease in federal funds sold and securities
 purchased under agreements to resell...................   145,775     148,266
Net increase in loans...................................  (405,097)   (465,232)
Net purchases of premises and equipment.................    (6,609)    (12,050)
Net cash used for acquisitions..........................   (13,221)   (109,351)
                                                          --------  ----------
 Net cash used by investing activities..................  (200,869) (1,206,409)
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
 accounts...............................................  (220,398)     79,565
Net increase (decrease) in time deposits................   543,556     (69,081)
Net (decrease) increase in federal funds purchased and
 securities sold under agreements to repurchase.........  (452,141)    738,640
Net increase in other borrowed funds....................   234,563     332,148
Issuance of long-term debt..............................       -0-     149,084
Payments for maturing long-term debt....................   (58,526)     (2,659)
Cash dividends paid.....................................   (44,278)    (38,712)
Proceeds from employee stock plans......................     5,118       3,657
                                                          --------  ----------
 Net cash provided by financing activities..............     7,894   1,192,642
                                                          --------  ----------
Increase (decrease) in cash and cash equivalents........    67,715     237,731
Cash and cash equivalents at beginning of period........   616,639     614,698
Beginning consolidated cash balances of immaterial
 pooling-of-interests entities..........................       -0-       8,225
                                                          --------  ----------
Cash and cash equivalents at end of period..............  $684,354  $  860,654
                                                          ========  ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

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

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (Statement 121) was issued by the Financial Accounting Standards Board (FASB). Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The impact of Statement 121, when adopted on January 1, 1996, on AmSouth's financial condition or results of operations has not been determined at this time.

  In May 1995, FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (Statement 122). FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," required separate capitalization of purchased mortgage servicing rights but prohibited capitalization when servicing rights were acquired through loan origination activities. Statement 122 will require that purchased and originated mortgage servicing rights be accounted for in the same manner. The impact of Statement 122, when adopted on January 1, 1996, on AmSouth's financial condition or results of operations has not been determined at this time.

  On June 23, 1994, AmSouth completed the acquisition of Fortune Bancorp, Inc. (Fortune) which was accounted for using the purchase method of accounting through the issuance of approximately 4,474,000 shares of common stock and payment of approximately $144.6 million in cash. Approximately $172.5 million of goodwill resulting from the acquisition will be amortized on a straight line basis over 20 years.

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

  Cash Flows--For the six months ended June 30, 1995 and 1994, AmSouth paid
  ----------
interest of $328,770,000 and $179,286,000, respectively, and income taxes of $36,926,000 and $54,608,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1995 and 1994 were $8,144,000 and $19,233,000, respectively, and noncash transfers from foreclosed properties to loans were $789,000 and $2,607,000, respectively.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

August 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the six months ended June 30, 1995, AmSouth reported net income of $81.0 million compared to $81.9 million for the same period of 1994. On a per common share basis, AmSouth earned $1.39 and $1.50, respectively. Year-to-date earnings resulted in an annualized return on average assets (ROA) of .97% and an annualized return on average equity (ROE) of 12.25% compared to 1.20% and 13.85%, respectively, for the first six months of 1994.

  Net income for the second quarter of 1995 was $40.9 million, a 4.8% decrease compared to net income of $42.9 million for the second quarter of 1994. Earnings per common share were $.70 for the second quarter of 1995, a 10.3% decline from the second quarter of 1994. Second quarter net income included a pre-tax gain of $25.0 million from the sale of AmSouth's third party mortgage servicing portfolio to GE Capital Mortgage Services, Inc. The second quarter also included expenses of $22.2 million associated primarily with AmSouth's recent productivity initiatives including business and branch consolidations and the development of new financial systems. ROA and ROE for the second quarter were .97% and 12.22%, respectively, compared to 1.22% and 14.31% for the second quarter of 1994.

Net Interest Income
-------------------

  For the six months ended June 30, 1995, net interest income increased $21.6 million to $292.2 million. The net interest margin for the same period decreased 58 basis points to 3.87% primarily due to higher costs of deposits. AmSouth's net interest income for the second quarter of 1995 was $146.1 million compared to $136.4 million for the same period of 1994. For the same period, the net interest margin decreased from 4.34% to 3.84%.

  Year-to-date average earning assets increased 23.6% primarily due to a 31.4% increase in average loans net of unearned income. Exclusive of the acquisition of Fortune in June 1994 and Community in February 1995, which were accounted for as purchases, AmSouth's loan growth was approximately 14.0%. Residential first mortgages represented approximately 41.0% of this growth and commercial loans approximately 30.0%. At June 30, 1995, these loans comprised approximately 37.0% and 25.0% respectively, of AmSouth's total loan portfolio.

  Year-to-date average total securities increased $422.8 million or 12.6%. Average held-to-maturity securities increased $1.0 billion primarily due to the purchase of mortgage-backed securities during the second and third quarters of 1994. Partially offsetting this increase were sales of low-yielding securities during 1994 from the available-for-sale portfolio.

  The year-to-date average balance of interest-bearing liabilities increased $3.0 billion, funding the total growth in earning assets. Average interest-bearing deposits represent $2.7 billion of the increase, and was primarily due to the acquisition of Fortune, growth in new markets entered into through business combinations, rising interest rates and a special marketing campaign during the last half of 1994. Other significant increases in average balances include $280.4 million in Federal Home Loan Bank advances, and $118.8 million in parent company subordinated long-term debt.

  From June 30, 1994 to June 30, 1995, as market interest rates increased, AmSouth's yield on earning assets increased 79 basis points while rates paid on interest-bearing liabilities increased 143 basis points. Balance increases in average earning assets and average interest-bearing liabilities were almost evenly matched with only a minimal increase in noninterest-bearing deposits. The combination of these results decreased the net interest margin 58 basis points compared to 1994.

  AmSouth maintains an asset/liability management process to monitor interest rate risk and assist in maintaining stability in the interest margin. Over the last few years, AmSouth has utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to manage interest rate risk. During the fourth quarter of 1994, AmSouth terminated $1.1 billion of interest rate swaps and $915.0 million of interest rate caps. A $300.0 million interest rate floor was terminated during the first quarter of 1995. For the three months and the six months ended June 30, 1995, the amortization of the deferred loss from the termination of these contracts decreased the net interest margin $2.8 million and $5.8 million, respectively. Interest rate contracts had no material impact on the net interest margin for the three months ended June 30, 1994. The impact on the year-to-date 1994 net interest margin was an increase of $1.3 milliion. At June 30, 1995, AmSouth had $140.0 million of interest rate caps remaining with $90.0 million used to hedge Federal funds purchased and securities sold under agreements to repurchase and $50.0 million used to hedge deposits. In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $63.8 million.

Credit Quality
--------------

  Effective January 1, 1995, AmSouth adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (Statement 114). Impairment of a loan within the scope of Statement 114 is to be recognized based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At June 30, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $61.1 million (primarily all of which were on a nonaccrued basis). The allowance for loan losses at June 30, 1995, included $12.2 million related to these impaired loans. The average recorded investment in impaired loans during the second quarter of 1995 was approximately $62.0 million. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions.

  Table 7 presents a five quarter comparison of the components of nonperforming assets. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased from 1.30% at June 30, 1994 to 0.97% at June 30, 1995. The level of nonperforming assets decreased $21.6 million during the same period.

  AmSouth maintains an allowance for loan losses which management believes is adequate to absorb losses in the loan portfolio. Table 8 presents a five quarter analysis of the allowance for loan losses. At June 30, 1995, the ratio of the allowance for loan losses to loans net of unearned income was 1.50% compared to 1.56% for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 161.95% to 186.25% for the same period. Annualized net charge-offs to average loans net of unearned income for the three months ended June 30, 1995 was 26 basis points compared to 16 basis points for the same period of 1994. The provision for loan losses was higher in 1995 due to the increased level of charge-offs combined with stronger loan growth during the period.

Noninterest Revenues and Noninterest Expenses
---------------------------------------------

  Year-to-date noninterest revenues totaled $131.5 million at June 30, 1995 compared to $95.8 million for the same period of the prior year. Included in other operating revenues is a $25.0 million gain from AmSouth's sale of its third party mortgage servicing portfolio to GE Capital Mortgage Services, Inc. Exclusive of the gain, year-to-date noninterest revenues increased 11.2% compared to the prior year. Within other components of noninterest revenues, increases occurred in service charges on deposit accounts of $7.8 million and portfolio income of $2.1 million. The increase in service charges on deposit accounts was primarily due to an increased volume of overdraft fees and service charges on consumer accounts. Portfolio income increased due to improvements in the securities market. Mortgage administration fees decreased $1.7 million due to the sale of third party mortgage servicing.

  Noninterest revenues for the second quarter of 1995 were $74.7 million. Excluding the effect of the gain from the sale of mortgage servicing during the quarter, noninterest revenues increased 6.7% over the same period of 1994. Changes were primarily for the same reasons discussed in the year-to-date analysis.

  Noninterest expenses for the six months ended June 30, 1995 were $276.3 million compared to $237.0 million for the same period of 1994. Exclusive of the $22.2 million of productivity initiative expenses discussed previously, noninterest expenses totaled $254.1 million, a 7.2% increase over the prior period. Salaries and employee benefits increased $10.4 million primarily due to $6.7 million of expenses related to business and branch consolidations. Occupancy costs of $5.5 million for branch consolidations are included in the $8.1 million increase in net occupancy expense. Equipment expense increased $8.2 million and included $4.7 million for development costs of new financial systems and the write-off of various leases. The acquisition of Fortune in June 1994 contributed to the remaining increases in these categories of noninterest expenses. Increased deposit levels due to the acquisition of Fortune and a 1994 deposit marketing campaign resulted in a $3.5 million increase in FDIC premiums.

  Noninterest expenses for the second quarter of 1995 totaled $144.0 million compared to $116.3 million for the second quarter of 1994. Second quarter noninterest expenses increased 4.7% net of the productivity initiative expenses of $22.2 million. Quarterly changes in noninterest expenses occurred primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy
---------------

  At June 30, 1995, shareholders' equity totaled $1.4 billion, or 8.00% of total assets. Since December 31, 1994, shareholders' equity increased $50.1 million as net income exceeded dividends by $36.7 million, the market value of available-for-sale securities increased $7.5 million and employee stock plans contributed $6.0 million. Table 12 presents the calculation of the risk-adjusted capital ratios for AmSouth at June 30, 1995, and 1994. At June 30, 1995, AmSouth remains above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized at June 30, 1995. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

   AmSouth Bank of Alabama............................................... 10.30%
   AmSouth Bank of Florida............................................... 10.56%
   AmSouth Bank of Tennessee............................................. 16.39%

Regulatory Developments
-----------------------

  In August of 1995, the Federal Deposit Insurance Corporation (FDIC) announced a decrease in the lowest deposit insurance rate for deposits insured through the Bank Insurance Fund (BIF) from $.23 per $100 of deposits to $.04. This will result in a decrease in AmSouth's FDIC premium for the last six months of 1995 of approximately $8.0 million.

  Various legislative proposals regarding the future of the BIF and the Savings Insurance Fund (SAIF) have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits of $.85 per $100 of deposits. AmSouth has approximately $4.5 billion of deposits insured by SAIF. AmSouth does not know when and if any such proposal may be adopted.

                          TABLE 1--FINANCIAL SUMMARY

                                                JUNE 30
                                 --------------------------------------
                                                                           %
                                        1995                1994         CHANGE
                                 ------------------  ------------------  ------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income.. $       11,913,525  $       10,580,364   12.6%
  Total securities..............          3,640,964*          4,521,829* (19.5)
  Total assets..................         17,004,755          17,337,405   (1.9)
  Total deposits................         13,471,236          12,218,955   10.2
  Shareholders' equity..........          1,360,583           1,327,336    2.5
Year-to-date average balances:
  Loans net of unearned income.. $       11,682,181  $        8,889,208   31.4%
  Total securities..............          3,789,089*          3,366,296*  12.6
  Total assets..................         16,906,483          13,707,897   23.3
  Total deposits................         13,269,191          10,510,403   26.2
  Shareholders' equity..........          1,332,943           1,192,222   11.8

                              SIX MONTHS               THREE MONTHS
                             ENDED JUNE 30             ENDED JUNE 30
                            ----------------          ----------------
                                                %                         %
                             1995     1994    CHANGE   1995     1994    CHANGE
                            -------  -------  ------  -------  -------  ------
EARNINGS SUMMARY
  Net income............... $80,968  $81,874   (1.1)% $40,858  $42,900   (4.8)%
  Per common share.........    1.39     1.50   (7.3)     0.70     0.78  (10.3)
SELECTED RATIOS
  Return on average assets
   (annualized)............    0.97%    1.20%            0.97%    1.22%
  Return on average equity
   (annualized)............   12.25    13.85            12.22    14.31
  Average equity to average
   assets..................    7.88     8.70             7.92     8.55
  Allowance for loan losses
   to loans net of unearned
   income..................    1.50     1.56             1.50     1.56
  Efficiency ratio.........   64.20    63.35            64.26    62.06
COMMON STOCK DATA
  Cash dividends declared.. $  0.76  $  0.70          $  0.38  $  0.35
  Book value at end of pe-
   riod....................   23.31    22.53            23.31    22.53
  Market value at end of
   period..................  32 5/8   31 3/8           32 5/8   31 3/8
  Average common shares
   outstanding.............  58,199   54,558           58,293   54,782

--------
* Includes adjustment for market valuation on available-for-sale securities of $4,627 and $(16,853) for end of period balances and $(203) and $(2,806) for year to date average balances for 1995 and 1994, respectively.

  TABLE 2--YEAR-TO-DATE YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                          INTEREST-BEARING LIABILITIES

                                     1995                          1994
                          ----------------------------  ----------------------------
                           SIX MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                          ----------------------------  ----------------------------
                            AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                          -----------  -------- ------  -----------  -------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $11,682,181  $500,583  8.64%  $ 8,889,208  $348,998  7.92%
 Trading securities.....        9,792       263  5.42        56,739     1,526  5.42
 Available-for-sale
  securities............      506,230    18,507  7.37     1,059,859    25,918  4.93
 Held-to-maturity
  securities:
 Taxable................    2,994,540    97,148  6.54     1,920,466    61,632  6.47
 Tax-free...............      278,730    15,169 10.97       332,038    18,374 11.16
                          -----------  --------         -----------  --------
  Total held-to-
   maturity securities..    3,273,270   112,317  6.92     2,252,504    80,006  7.16
                          -----------  --------         -----------  --------
   Total securities.....    3,789,292   131,087  6.98     3,369,102   107,450  6.43
 Other earning assets...      111,000     4,058  7.37       352,070     8,535  4.89
                          -----------  --------         -----------  --------
   Total earning assets.   15,582,473   635,728  8.23    12,610,380   464,983  7.44
Cash and other assets...    1,498,293                     1,233,405
Allowance for loan
 losses.................     (174,080)                     (133,082)
Market valuation on
 available-for-sale
 securities.............         (203)                       (2,806)
                          -----------                   -----------
                          $16,906,483                   $13,707,897
                          ===========                   ===========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest-bearing liabil-
 ities:
 Interest-bearing demand
  deposits..............  $ 3,961,497    74,959  3.82   $ 3,574,434    49,185  2.77
 Savings deposits.......      926,918    13,885  3.02       899,529    11,246  2.52
 Time deposits..........    5,714,885   157,161  5.55     3,568,887    74,967  4.24
 Certificates of deposit
  of $100,000 or more...      888,745    25,142  5.70       712,345    14,226  4.03
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    1,099,205    32,887  6.03     1,123,527    20,578  3.69
 Other interest-bearing
  liabilities...........    1,024,609    32,925  6.48       695,716    16,525  4.79
                          -----------  --------         -----------  --------
   Total interest-
    bearing liabilities.   13,615,859   336,959  4.99    10,574,438   186,727  3.56
                                       -------- -----                -------- -----
Incremental interest
 spread.................                         3.24%                         3.88%
                                                =====                         =====
Noninterest-bearing
 demand deposits........    1,777,146                     1,755,208
Other liabilities.......      180,535                       186,029
Shareholders' equity....    1,332,943                     1,192,222
                          -----------                   -----------
                          $16,906,483                   $13,707,897
                          ===========                   ===========
Net interest
 income/margin on a
 taxable equivalent
 basis..................                298,769  3.87%                278,256  4.45%
                                                =====                         =====
Taxable equivalent
 adjustment:
 Loans..................                  1,541                         1,514
 Securities.............                  5,015                         6,118
                                       --------                      --------
   Total taxable
    equivalent
    adjustment..........                  6,556                         7,632
                                       --------                      --------
   Net interest income..               $292,213                      $270,624
                                       ========                      ========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

   TABLE 3--QUARTERLY YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                         INTEREST-BEARING LIABILITIES

                                             1995
                     ----------------------------------------------------------  ----------------------------
                           SECOND QUARTER                 FIRST QUARTER                FOURTH QUARTER
                     ----------------------------  ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                               (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income...  $11,801,298  $255,285  8.68%  $11,561,740  $245,298  8.60%  $11,129,127  $230,021  8.20%
 Trading
 securities........        9,194       106  4.62        10,395       157  6.13        11,005       140  5.05
 Available-for-sale
 securities........      477,809     8,608  7.23       534,967     9,899  7.50       611,432     8,531  5.54
 Held-to-maturity
 securities:
 Taxable...........    2,970,284    48,378  6.53     3,019,065    48,770  6.55     3,072,008    48,550  6.27
 Tax-free..........      273,382     7,531 11.05       284,138     7,638 10.90       296,523     8,163 10.92
                     -----------  --------         -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities.......    3,243,666    55,909  6.91     3,303,203    56,408  6.93     3,368,531    56,713  6.68
                     -----------  --------         -----------  --------         -----------  --------
   Total
   securities......    3,730,669    64,623  6.95     3,848,565    66,464  7.00     3,990,968    65,384  6.50
 Other earning
 assets............       90,660     1,868  8.26       125,537     2,190  7.07       190,128     3,115  6.50
                     -----------  --------         -----------  --------         -----------  --------
  Total earning
  assets...........   15,622,627   321,776  8.26    15,535,842   313,952  8.20    15,310,223   298,520  7.74
Cash and other
assets.............    1,479,463                     1,516,028                     1,531,345
Allowance for loan
losses.............     (175,616)                     (172,526)                     (163,282)
Market valuation on
available-for-sale
securities.........        1,985                        (2,416)                      (24,426)
                     -----------                   -----------                   -----------
                     $16,928,459                   $16,876,928                   $16,653,860
                     ===========                   ===========                   ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...  $ 3,901,245    36,849  3.79   $ 4,022,419    38,110  3.84   $ 4,041,852    36,447  3.58
 Savings deposits..      949,737     7,178  3.03       903,844     6,707  3.01       913,960     6,556  2.85
 Time deposits.....    5,874,024    84,198  5.75     5,553,978    72,964  5.33     5,327,641    65,524  4.88
 Certificates of
 deposit of
 $100,000 or more..      911,668    13,537  5.96       865,568    11,604  5.44       807,689    10,168  4.99
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....      946,492    14,518  6.15     1,247,584    18,369  5.97     1,406,294    18,672  5.27
 Other interest-
 bearing
 liabilities.......      993,363    16,102  6.50     1,056,203    16,823  6.46       891,325    14,183  6.31
                     -----------  --------         -----------  --------         -----------  --------
  Total interest-
  bearing
  liabilities......   13,576,529   172,382  5.09    13,649,596   164,577  4.89    13,388,761   151,550  4.49
                                  -------- -----                -------- -----                -------- -----
Incremental
interest spread....                         3.17%                         3.31%                         3.25%
                                           =====                         =====                         =====
Noninterest-bearing
demand deposits....    1,798,087                     1,755,973                     1,810,308
Other liabilities..      212,513                       147,208                       146,597
Shareholders'
equity.............    1,341,330                     1,324,151                     1,308,194
                     -----------                   -----------                   -----------
                     $16,928,459                   $16,876,928                   $16,653,860
                     ===========                   ===========                   ===========
Net interest
income/margin on a
taxable equivalent
basis..............                149,394  3.84%                146,375  3.90%                146,970  3.81%
                                           =====                         =====                         =====
Taxable equivalent
adjustment:
 Loans.............                    784                           757                           812
 Securities........                  2,488                         2,527                         2,649
                                  --------                      --------                      --------
  Total taxable
  equivalent
  adjustment.......                  3,272                         3,284                         3,461
                                  --------                      --------                      --------
  Net interest
  income...........               $146,122                      $146,091                      $143,509
                                  ========                      ========                      ========


                                                       1994
                           ------------------------------------------------------------
                                   THIRD QUARTER                SECOND QUARTER
                            ----------------------------  ---------------------- ------
                              AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/  YIELD/
                              BALANCE    EXPENSE   RATE     BALANCE    EXPENSE    RATE
                            -----------  -------- ------  -----------  --------  ------
                               (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income...         $10,731,271  $218,001  8.06%  $ 9,058,853  $180,089   7.97%
 Trading
 securities........              50,144       923  7.30        37,597       598   6.38
 Available-for-sale
 securities........           1,190,536    17,556  5.85       919,733    11,333   4.94
 Held-to-maturity
 securities:
 Taxable...........           3,120,246    50,000  6.36     2,326,573    36,068   6.22
 Tax-free..........             308,343     8,749 11.26       321,311     8,934  11.15
                            -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities.......           3,428,589    58,749  6.80     2,647,884    45,002   6.83
                            -----------  --------         -----------  --------
   Total
   securities......           4,669,269    77,228  6.56     3,605,214    56,933   6.33
 Other earning
 assets............             276,081     3,595  5.17       289,617     4,017   5.56
                            -----------  --------         -----------  --------
  Total earning
  assets...........          15,676,621   298,824  7.56    12,953,684   241,039   7.46
Cash and other
assets.............           1,562,705                     1,251,509
Allowance for loan
losses.............            (165,240)                     (133,344)
Market valuation on
available-for-sale
securities.........             (18,349)                      (13,826)
                            -----------                   -----------
                            $17,055,737                   $14,058,023
                            ===========                   ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...         $ 4,084,672    33,321  3.24   $ 3,618,893    26,506   2.94
 Savings deposits..             958,903     6,459  2.67       921,136     5,647   2.46
 Time deposits.....           4,639,285    51,505  4.40     3,574,761    38,133   4.28
 Certificates of
 deposit of
 $100,000 or more..             815,600     9,358  4.55       695,062     7,220   4.17
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....           2,241,922    25,759  4.56     1,302,683    13,210   4.07
 Other interest-
 bearing
 liabilities.......           1,050,845    15,735  5.94       815,117    10,235   5.04
                            -----------  --------         -----------  --------
  Total interest-
  bearing
  liabilities......          13,791,227   142,137  4.09    10,927,652   100,951   3.71
                                         -------- -----                --------  -----
Incremental
interest spread....                                3.47%                          3.75%
                                                  =====                          =====
Noninterest-bearing
demand deposits....           1,798,001                     1,761,223
Other liabilities..             128,648                       166,657
Shareholders'
equity.............           1,337,861                     1,202,491
                            -----------                   -----------
                            $17,055,737                   $14,058,023
                            ===========                   ===========
Net interest
income/margin on a
taxable equivalent
basis..............                       156,687  3.97%                140,088   4.34%
                                                  =====                          =====
Taxable equivalent
adjustment:
 Loans.............                           738                           759
 Securities........                         2,755                         2,969
                                         --------                      --------
  Total taxable
  equivalent
  adjustment.......                         3,493                         3,728
                                         --------                      --------
  Net interest
  income...........                      $153,194                      $136,360
                                         ========                      ========

 -----
   NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                        SWAPS
                         -------------------------------------    CAPS
                         RECEIVE FIXED PAY FIXED BASIS  OTHER   & FLOORS TOTAL
                         ------------- --------- -----  ------  -------- ------
                                            (IN MILLIONS)
Balance at December 31,
 1992...................     $305        $240    $300   $  300   $1,005  $2,150
  Additions.............      -0-         -0-     -0-      300       20     320
  Maturities............      -0-         -0-     -0-      -0-      -0-     -0-
  Calls.................     (120)       (120)    -0-      -0-      -0-    (240)
                             ----        ----    ----   ------   ------  ------
Balance at December 31,
 1993...................      185         120     300      600    1,025   2,230
  Additions.............      -0-         -0-     -0-      400      350     750
  Maturities............      -0-         -0-    (300)     -0-      (20)   (320)
  Calls.................     (120)       (120)    -0-      -0-      -0-    (240)
  Terminations..........      (65)        -0-     -0-   (1,000)    (915) (1,980)
                             ----        ----    ----   ------   ------  ------
Balance at December 31,
 1994...................      -0-         -0-     -0-      -0-      440     440
  Terminations..........      -0-         -0-     -0-      -0-     (300)   (300)
                             ----        ----    ----   ------   ------  ------
Balance at June 30,
 1995...................     $-0-        $-0-    $-0-   $  -0-   $  140  $  140
                             ====        ====    ====   ======   ======  ======

           TABLE 5--MATURITIES AND INTEREST RATES EXCHANGED ON CAPS

                                                  MATURE DURING
                                            ----------------------------
                                            1995     1996        1997     TOTAL
                                            ----  ----------  ----------  -----
                                                  (DOLLARS IN MILLIONS)
Notional................................... $ 30  $       33  $       77  $140
Receive rate............................... 1.81%       1.10%       0.00% 0.65%
Pay rate................................... 1.34%       1.21%       0.59% 0.90%

--------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average June 1995 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                  LOANS          NONPERFORMING LOANS* NET CHARGE-OFFS
                                 JUNE 30               JUNE 30            JUNE 30
                         ----------------------- -------------------- ----------------
                            1995        1994       1995       1994     1995     1994
                         ----------- ----------- -------------------- -------  -------
                                                (IN THOUSANDS)
Commercial.............. $ 3,015,616 $ 2,652,130 $  16,017 $   20,545 $ 2,455  $ 1,383
Commercial real estate:
 Commercial real estate
  mortgages:
  Owner occupied........     586,703     591,107     5,296     19,886      39      139
  Nonowner occupied.....     870,410     784,307    27,482     34,487     273   (1,094)
                         ----------- ----------- --------- ---------- -------  -------
   Total commercial real
    estate mortgages....   1,457,113   1,375,414    32,778     54,373     312     (955)
                         ----------- ----------- --------- ---------- -------  -------
Real estate construc-
 tion:
  Owner occupied........     157,313     191,684     7,974      2,077     276     (169)
  Nonowner occupied.....     266,410     261,042     4,354        215      (3)      (7)
                         ----------- ----------- --------- ---------- -------  -------
   Total real estate
    construction........     423,723     452,726    12,328      2,292     273     (176)
                         ----------- ----------- --------- ---------- -------  -------
    Total commercial
     real estate........   1,880,836   1,828,140    45,106     56,665     585   (1,131)
                         ----------- ----------- --------- ---------- -------  -------
Consumer:
 Residential first mort-
  gages.................   4,380,941   3,787,197    27,049     22,862     362      (38)
 Other residential mort-
  gages.................     650,292     541,278       -0-        -0-      80       61
 Dealer indirect........     995,327     775,378       807        -0-   2,796      646
 Other consumer.........   1,066,020   1,075,251     7,132      1,653   8,291    7,473
                         ----------- ----------- --------- ---------- -------  -------
  Total consumer........   7,092,580   6,179,104    34,988     24,515  11,529    8,142
                         ----------- ----------- --------- ---------- -------  -------
                         $11,989,032 $10,659,374 $  96,111 $  101,725 $14,569  $ 8,394
                         =========== =========== ========= ========== =======  =======

--------
* Exclusive of accruing loans 90 days past due.

                         TABLE 7--NONPERFORMING ASSETS

                                    1995                     1994
                              ------------------  ----------------------------
                               JUN 30    MAR 31    DEC 31   SEPT 30    JUN 30
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Impaired loans............... $ 61,123  $ 62,555  $    -0-  $    -0-  $    -0-
Other nonaccrual loans.......   34,988    39,409    89,545    97,186    90,550
Restructured loans...........      -0-       781    13,203    11,219    11,175
                              --------  --------  --------  --------  --------
  Total nonperforming loans..   96,111   102,745   102,748   108,405   101,725
Foreclosed properties........   18,112    24,656    28,263    31,673    35,266
Repossessions................    2,028     2,097     2,079     1,664       887
                              --------  --------  --------  --------  --------
  Total nonperforming
   assets*................... $116,251  $129,498  $133,090  $141,742  $137,878
                              ========  ========  ========  ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions...............     0.97%     1.10%     1.16%     1.28%     1.30%
                              ========  ========  ========  ========  ========
Accruing loans 90 days past
 due......................... $ 34,663  $ 33,685  $ 34,246  $ 44,293  $ 29,959
                              ========  ========  ========  ========  ========

--------
* Exclusive of accruing loans 90 days past due.

                       TABLE 8--ALLOWANCE FOR LOAN LOSSES

                                   1995                          1994
                          ----------------------- -----------------------------------
                          2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $174,398    $171,167    $164,756    $164,746    $130,488
Loans charged off.......     11,833       9,161      16,457       9,066       9,512
Recoveries of loans pre-
 viously charged off....      4,130       2,295       2,719       4,303       5,796
                           --------    --------    --------    --------    --------
Net charge-offs.........      7,703       6,866      13,738       4,763       3,716
Addition to allowance
 charged to expense.....     12,307       8,344      20,149       4,773       2,974
Allowance acquired in
 acquisitions...........        -0-       1,753         -0-         -0-      35,000
                           --------    --------    --------    --------    --------
Balance at end of peri-
 od.....................   $179,002    $174,398    $171,167    $164,756    $164,746
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.50%       1.48%       1.50%       1.50%       1.56%
Allowance for loan
 losses to nonperforming
 loans..................     186.25%     169.74%     166.59%     151.98%     161.95%
Allowance for loan
 losses to nonperforming
 assets.................     153.98%     134.67%     128.61%     116.24%     119.49%
Net charge-offs to aver-
 age loans net of un-
 earned income
 (annualized)...........       0.26%       0.24%       0.49%       0.18%       0.16%

               TABLE 9-- ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                                  1995                          1994
                         ----------------------- -----------------------------------
                         2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $2,857      $3,638      $2,028      $2,692      $3,574
Addition (reduction) of
 allowance charged
 (credited) to expense..      (48)       (274)      2,600         225        (627)
Net writedowns/losses...     (497)       (507)       (990)       (889)       (255)
                           ------      ------      ------      ------      ------
Balance at end of the
 period.................   $2,312      $2,857      $3,638      $2,028      $2,692
                           ======      ======      ======      ======      ======

                              TABLE 10--SECURITIES

                                        JUNE 30, 1995         JUNE 30, 1994
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity:
  U.S. Treasury and federal agency
   securities...................... $2,927,748 $2,925,946 $3,156,061 $3,081,153
  State, county and municipal
   securities......................    270,993    284,370    314,084    330,742
  Other securities.................      6,550      6,728      7,970      7,900
                                    ---------- ---------- ---------- ----------
                                    $3,205,291 $3,217,044 $3,478,115 $3,419,795
                                    ========== ========== ========== ==========
Available-for-sale:
  U.S. Treasury and federal agency
   securities...................... $  287,773            $  969,594
  Other securities.................    145,707                60,918
                                    ----------            ----------
                                    $  433,480            $1,030,512
                                    ==========            ==========

                  TABLE 11--OTHER INTEREST-BEARING LIABILITIES

                                                                 JUNE 30
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Short-term:
  Federal Home Loan Bank advances........................ $  293,950 $   35,500
  Term federal funds purchased...........................    165,030    244,000
  Treasury, tax, and loan note...........................    429,958    660,838
  Other..................................................     12,742     24,612
                                                          ---------- ----------
    Total short-term.....................................    901,680    964,950
                                                          ---------- ----------
Long-term:
  7 3/4% Subordinated Notes Due 2004.....................    149,183    149,091
  Subordinated Capital Notes Due 1999....................     99,505     99,376
  Federal Home Loan Bank advances........................     45,727    239,635
  Floating Rate Notes Due 1999...........................      7,147      7,659
  7 1/2% Convertible Subordinated Debentures.............      3,931      3,709
  Long-term notes payable................................     22,754     22,207
                                                          ---------- ----------
    Total long-term......................................    328,247    521,677
                                                          ---------- ----------
      Total other interest-bearing liabilities........... $1,229,927 $1,486,627
                                                          ========== ==========

                            TABLE 12--CAPITAL RATIOS

                                                              JUNE 30
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $17,004,755  $17,337,405
  Adjusted allowance for loan losses.................     163,991      145,604
  Adjustment for risk-weighting of balance sheet
   items.............................................  (5,776,819)  (7,028,582)
  Adjustment for off-balance sheet items.............   2,003,619    1,390,551
  Add unrealized (gains)/losses on available-for-sale
   securities........................................      (4,612)      16,853
  Less certain intangible assets.....................    (293,028)    (232,683)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $13,097,906  $11,629,148
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,360,583  $ 1,327,336
  Add unrealized (gains)/losses on available-for-sale
   securities
   (net of deferred taxes)...........................      (2,872)      10,555
  Less certain intangible assets.....................    (293,028)    (232,683)
                                                      -----------  -----------
  Tier I capital.....................................   1,064,683    1,105,208
  Adjusted allowance for loan losses.................     163,991      145,604
  Qualifying long-term debt..........................     209,672      252,176
                                                      -----------  -----------
  Tier II capital....................................     373,663      397,780
                                                      -----------  -----------
    Total capital.................................... $ 1,438,346  $ 1,502,988
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        8.13%        9.50%
  Total capital to risk-adjusted assets..............       10.98%       12.92%
Other capital ratios:
  Leverage...........................................        6.40%        7.99%
  Equity to assets...................................        8.00%        7.66%
  Tangible equity to assets..........................        6.39%        5.68%

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The regular Annual Meeting of Shareholders of AmSouth was held on April 20, 1995, at which meeting the shareholders (a) elected five nominees as directors and (b) voted to approve the Director Restricted Stock Plan. The following is a tabulation of the voting on these matters.

                             ELECTION OF DIRECTORS

                                                                         BROKER
              NAME                VOTES FOR  VOTES WITHHELD ABSTENTIONS NONVOTES
              ----                ---------- -------------- ----------- --------
Barney B. Burks, Jr.............. 46,700,082    884,725         N/A       N/A
Donald E. Hess................... 46,698,718    886,088         N/A       N/A
Claude B. Nielsen................ 46,754,165    857,492         N/A       N/A
Benjamin F. Payton............... 46,654,300    957,357         N/A       N/A
C. Dowd Ritter................... 46,716,966    894,691         N/A       N/A

                             APPROVAL OF DIRECTOR
                             RESTRICTED STOCK PLAN

                                                                                    BROKER
     VOTES FOR           VOTES AGAINST                 ABSTENTIONS                 NONVOTES
     ---------           -------------                 -----------                 --------
     42,682,480            3,483,901                    1,429,318                     0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 ITEM 6(A)--EXHIBITS
            --------

  The exhibits listed in the Exhibit Index at page 20 of this Form 10-Q are filed herewith or are incorporated by reference herein.

 ITEM 6(B)--FORMS 8-K
            ---------

  The following Form 8-K was filed by AmSouth during the period March 31, 1995 to June 30, 1995:

  Form 8-K filed on April 21, 1995 to report the execution of an agreement to sell the third party mortgage servicing portfolio held by AmSouth's banking and mortgage subsidiaries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          By:       /s/  John W. Woods
August 14, 1995                               ---------------------------------
                                                      John W. Woods
                                                Chairman of the Board and
                                                -------------------------
                                                 Chief Executive Officer
                                                 -----------------------


                                          By:      /s/  Dennis J. Dill
August 14, 1995                               ---------------------------------
                                                      Dennis J. Dill
                                               Executive Vice President and
                                               ----------------------------
                                                 Chief Accounting Officer
                                                 ------------------------
                                               (Principal Accounting Officer)
                                               ------------------------------

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

   2 Agreement and Plan of Merger dated as of September 12, 1993, between Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (1)

   3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (2)

   3-b  Bylaws of AmSouth Bancorporation, as amended (3)

  10-a  Employment Agreement for C. Dowd Ritter

  10-b  Form of Executive Severance Agreement for certain Executive Officers

  10-c  Letter Agreement with Kristen M. Hudak

  11    Statement Re: Computation of Earnings per Share

  15    Letter Re: Unaudited Interim Financial Information

  27    Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994, and filed pursuant to rule 424 (b)(3), incorporated herein by reference

(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference

(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1995, incorporated herein by reference