Form 10-Q/A
period 1995-06-30
AMSOUTH BANCORPORATION
filed 1995-09-19
CIK 3133

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

AMENDMENT NUMBER ONE TO FORM 10-Q             COMMISSION FILE NUMBER 1-7476
FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 1995

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                63-0591257
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

      1400 AMSOUTH-SONAT TOWER
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

Yes   X       No
   -------      ------


     As of August 8, 1995, AmSouth Bancorporation had 58,404,631 shares of common stock outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q.

        The Form 10-Q filed by AmSouth Bancorporation ("AmSouth") for the quarterly period ended June 30, 1995, is hereby amended to add as Exhibit 10-d thereto AmSouth's Director Restricted Stock Plan, by amending the "Exhibit Index" and "Notes to Exhibits" of said Form 10-Q to read as follows:

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

10-d Director Restricted Stock Plan (4)

11   Statement Re: Computation of Earnings per Share

15   Letter Re: Unaudited Interim Financial Information

27   Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994, and filed pursuant to rule 424(b)(3), incorporated herein by reference

(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference

(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1995, incorporated herein by reference

(4) Filed as Exhibit 4.1 to AmSouth's Registration Statement on Form S-8 (Registration No. 33-58777), incorporated herein by reference

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 19, 1995                 By:  /s/ John W. Woods
                                               --------------------------
                                               John W. Woods
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:  September 19, 1995                 By:  /s/ Dennis J. Dill
                                               --------------------------
                                               Dennis J. Dill
                                               Executive Vice President and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)