Form 10-Q
period 1995-09-30
AMSOUTH BANCORPORATION
filed 1995-11-14
CIK 3133

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 COMMISSION FILE NUMBER 1-7476

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

Yes  X   No
   -----   -----

  As of November 10, 1995, AmSouth Bancorporation had 58,500,913 shares of common stock outstanding.

===============================================================================

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
 Part I.  Financial Information

      Item 1. Financial Statements (Unaudited)

          Consolidated Statement of Condition--September 30, 1995,
           December 31, 1994 and September 30, 1994..................      1

          Consolidated Statement of Earnings--Nine months and three
           months ended September 30, 1995 and 1994..................      2

          Consolidated Statement of Shareholders' Equity--Nine months
           ended September 30, 1995..................................      3

          Consolidated Statement of Cash Flows--Nine months ended
           September 30, 1995 and 1994...............................      4

          Notes to Consolidated Financial Statements.................      5

          Independent Accountants' Review Report.....................      7

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................      8

 Part II. Other Information

      Item 5. Other Information.......................................    20

      Item 6. Exhibits and Reports on Form 8-K........................    20

 Signatures...........................................................    21

 Exhibit Index........................................................    22

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                         SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                             1995         1994          1994
                                         ------------  -----------  ------------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks................  $   594,064   $   616,639  $   821,865
Federal funds sold and securities pur-
 chased under agreements to resell.....        7,250       152,525      102,579
Trading securities.....................       11,128         6,383        5,823
Available-for-sale securities..........      522,805       383,039      616,256
Held-to-maturity securities (market
 value of $3,273,713, $3,169,513 and
 $3,298,941, respectively).............    3,258,715     3,336,557    3,396,617
Mortgage loans held for sale...........       70,841       130,223      192,001
Loans..................................   12,001,811    11,496,121   11,085,348
Less:Allowance for loan losses.........      179,550       171,167      164,756
  Unearned income......................       79,355        66,214       76,985
                                         -----------   -----------  -----------
  Net loans............................   11,742,906    11,258,740   10,843,607
Premises and equipment, net............      275,845       282,095      270,873
Customers' acceptance liability........        1,631         6,979        2,779
Accrued interest receivable and other
 assets................................      519,050       604,771      616,787
                                         -----------   -----------  -----------
                                         $17,004,235   $16,777,951  $16,869,187
                                         ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabili-
 ties:
 Deposits:
 Noninterest-bearing demand............  $ 1,768,953   $ 1,902,310  $ 1,880,201
 Interest-bearing demand...............    3,784,405     4,071,212    4,017,362
 Savings...............................      995,434       901,738      935,474
 Time..................................    5,738,072     5,384,469    4,990,997
 Certificates of deposit of $100,000 or
  more.................................      885,362       807,333      784,227
                                         -----------   -----------  -----------
  Total deposits.......................   13,172,226    13,067,062   12,608,261
 Federal funds purchased and securities
  sold under agreements to repurchase..    1,317,393     1,212,723    1,758,166
 Other borrowed funds..................      533,787       656,117      633,737
 Long-term debt........................      313,094       386,147      423,648
                                         -----------   -----------  -----------
  Total deposits and interest-bearing
   liabilities.........................   15,336,500    15,322,049   15,423,812
Acceptances outstanding................        1,631         6,979        2,779
Accrued expenses and other liabilities.      278,885       138,465      124,099
                                         -----------   -----------  -----------
  Total liabilities....................   15,617,016    15,467,493   15,550,690
                                         -----------   -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none..........          -0-           -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares
 Issued--59,980,078, 59,556,269 and
 59,526,410 shares, respectively.......       59,980        59,556       59,526
 Capital surplus.......................      589,582       579,579      578,041
 Retained earnings.....................      763,688       703,121      723,327
 Cost of common stock in treasury--
  1,500,000 shares.....................      (24,173)      (24,173)     (24,173)
 Deferred compensation on restricted
  stock................................       (4,467)       (3,031)      (4,869)
 Unrealized gains/(losses) on avail-
  able-for-sale securities, net of de-
  ferred taxes.........................        2,609        (4,594)     (13,355)
                                         -----------   -----------  -----------
  Total shareholders' equity...........    1,387,219     1,310,458    1,318,497
                                         -----------   -----------  -----------
                                         $17,004,235   $16,777,951  $16,869,187
                                         ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                        NINE MONTHS          THREE MONTHS
                                    ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                    --------------------  --------------------
                                      1995       1994       1995       1994
                                    ---------  ---------  ---------  ---------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans.............................  $ 755,719  $ 564,747  $ 256,677  $ 217,263
Securities:
 Trading securities...............        280      2,418         27        907
 Available-for-sale securities....     27,407     43,474      8,900     17,556
 Held-to-maturity securities......    160,018    129,913     52,706     56,010
                                    ---------  ---------  ---------  ---------
 Total securities.................    187,705    175,805     61,633     74,473
Mortgage loans held for sale......      4,265      9,901      1,192      2,803
Federal funds sold and securities
 purchased under agreements to re-
 sell.............................        998      2,229         13        792
                                    ---------  ---------  ---------  ---------
 Total revenue from earning as-
  sets............................    948,687    752,682    319,515    295,331
INTEREST EXPENSE
Interest-bearing demand deposits..    108,098     82,505     33,139     33,321
Savings deposits..................     20,690     17,705      6,805      6,459
Time deposits.....................    243,032    126,472     85,870     51,505
Certificates of deposit of
 $100,000 or more.................     39,159     23,584     14,018      9,358
Federal funds purchased and secu-
 rities sold under agreements to
 repurchase.......................     47,853     46,337     14,966     25,759
Other borrowed funds..............     27,288     15,344      8,511      6,673
Long-term debt....................     20,545     16,917      6,397      9,062
                                    ---------  ---------  ---------  ---------
 Total interest expense...........    506,665    328,864    169,706    142,137
NET INTEREST INCOME...............    442,022    423,818    149,809    153,194
Provision for loan losses.........     30,049      9,954      9,398      4,773
                                    ---------  ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVI-
 SION FOR LOAN LOSSES.............    411,973    413,864    140,411    148,421
NONINTEREST REVENUES
Service charges on deposit ac-
 counts...........................     62,014     50,313     21,651     17,749
Trust income......................     36,811     34,574     12,339     11,140
Credit card income................     10,833      9,206      3,906      3,116
Investment services income........      8,238     10,847      2,324      3,472
Mortgage administration fees......      8,353     16,505        136      6,545
Gain on sale of mortgage servic-
 ing..............................     28,807     11,922      1,313     11,738
Securities gains..................        481        327        285         99
Portfolio income..................      3,606     (2,064)       353     (3,213)
Other operating revenues..........     20,815     19,958      6,120      5,170
                                    ---------  ---------  ---------  ---------
 Total noninterest revenues.......    179,958    151,588     48,427     55,816
NONINTEREST EXPENSES
Salaries and employee benefits....    173,661    171,253     52,832     60,860
Net occupancy expense.............     41,896     33,917     12,168     12,264
Equipment expense.................     39,090     30,415     11,213     10,696
FDIC premiums.....................     16,835     17,899      2,109      6,669
Amortization of goodwill..........     11,983      7,479      4,059      3,884
Foreclosed properties expense.....       (415)       666         (2)       455
Marketing expense.................     12,662      8,689      4,087      3,814
Postage and office supplies.......     17,576     16,646      5,684      6,077
Other operating expenses..........     78,504     84,963     23,383     30,247
                                    ---------  ---------  ---------  ---------
 Total noninterest expenses.......    391,792    371,927    115,533    134,966
INCOME BEFORE INCOME TAXES........    200,139    193,525     73,305     69,271
Income taxes......................     73,076     67,590     27,210     25,210
                                    ---------  ---------  ---------  ---------
 Net income.......................  $ 127,063  $ 125,935  $  46,095  $  44,061
                                    =========  =========  =========  =========
Average common shares outstanding.     58,273     56,021     58,418     58,894
Earnings per common share.........  $    2.18  $    2.25  $    0.79  $    0.75

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              UNREALIZED
                          COMMON  CAPITAL  RETAINED  TREASURY    DEFERRED   GAINS/(LOSSES)
                           STOCK  SURPLUS  EARNINGS   STOCK    COMPENSATION ON SECURITIES    TOTAL
                          ------- -------- --------  --------  ------------ -------------- ----------
                                                        (IN THOUSANDS)
Balance at January 1,
 1995...................  $59,556 $579,579 $703,121  $(24,173)   $(3,031)      $(4,594)    $1,310,458
Net income..............      -0-      -0-  127,063       -0-        -0-           -0-        127,063
Cash dividends declared.      -0-      -0-  (66,496)      -0-        -0-           -0-        (66,496)
Common stock transac-
 tions:
Employee stock plans....      424   10,003      -0-       -0-     (1,436)          -0-          8,991
Unrealized gains on
 available-for-sale
 securities, net of
 deferred taxes.........      -0-      -0-      -0-       -0-        -0-         7,203          7,203
                          ------- -------- --------  --------    -------       -------     ----------
Balance at September 30,
 1995...................  $59,980 $589,582 $763,688  $(24,173)   $(4,467)      $ 2,609     $1,387,219
                          ======= ======== ========  ========    =======       =======     ==========



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                         ----------------------
                                                           1995        1994
                                                         ---------  -----------
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.............................................  $ 127,063  $   125,935
Adjustments to reconcile net income to net cash pro-
 vided by operating activities
 Provision for loan losses.............................     30,049        9,954
 Foreclosed property recoveries........................       (322)        (852)
 Depreciation and amortization of premises and equip-
  ment.................................................     20,768       18,367
 Amortization of premiums and discounts on held-to-ma-
  turity securities and available-for-sale securities..     (3,950)        (859)
 Net decrease in mortgage loans held for sale..........     59,382      160,964
 Net (increase) decrease in trading securities.........     (2,748)      89,853
 Net gains on sales of available-for-sale securities...     (3,170)        (491)
 Net gains on calls of held-to-maturity securities.....       (481)        (327)
 Net decrease in accrued interest receivable and other
  assets...............................................     83,274      152,241
 Net increase (decrease) in accrued expenses and other
  liabilities..........................................     74,399     (259,337)
 Provision (benefit) for deferred income taxes.........     10,782         (879)
 Amortization of intangible assets.....................     17,219       17,247
 Other.................................................        802      (10,322)
                                                         ---------  -----------
 Net cash provided by operating activities.............    413,067      301,494
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities...................................     22,309      172,833
Proceeds from sales of available-for-sale securities...    219,606    1,413,932
Purchases of available-for-sale securities.............   (336,671)    (391,462)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities...........................    237,658      281,678
Purchases of held-to-maturity securities...............   (157,421)  (1,475,524)
Net decrease in federal funds sold and securities pur-
 chased under agreements to resell.....................    145,275       82,191
Net increase in loans..................................   (426,072)    (896,852)
Net purchases of premises and equipment................    (12,835)     (28,665)
Net cash used for acquisitions.........................    (13,221)    (109,351)
                                                         ---------  -----------
 Net cash used by investing activities.................   (321,372)    (951,220)
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
 accounts..............................................   (354,579)      49,545
Net increase in time deposits..........................    379,582      351,953
Net increase in federal funds purchased and securities
 sold under agreements to repurchase...................    104,670      485,840
Net decrease in other borrowed funds...................   (133,330)      (1,601)
Issuance of long-term debt.............................        765      149,084
Payments for maturing long-term debt...................    (74,757)    (101,075)
Cash dividends paid....................................    (44,278)     (58,762)
Proceeds from employee stock plans.....................      7,657        4,974
Purchase and retirement of common stock................        -0-      (31,290)
                                                         ---------  -----------
 Net cash (used) provided by financing activities......   (114,270)     848,668
                                                         ---------  -----------
(Decrease) increase in cash and cash equivalents.......    (22,575)     198,942
Cash and cash equivalents at beginning of period.......    616,639      614,698
Beginning consolidated cash balances of immaterial
 pooling-of-interests entities.........................        -0-        8,225
                                                         ---------  -----------
Cash and cash equivalents at end of period.............  $ 594,064  $   821,865
                                                         =========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

  General--The consolidated financial statements conform to generally accepted
  -------
accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1994 annual report on Form 10-K.

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

  Business Combinations--On June 23, 1994, AmSouth completed the acquisition
  ---------------------
of Fortune Bancorp, Inc. (Fortune) which was accounted for using the purchase method of accounting through the issuance of approximately 4,474,000 shares of common stock and payment of approximately $144.6 million in cash. Approximately $172.5 million of goodwill resulting from the acquisition will be amortized on a straight line basis over 20 years.

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

  Cash Flows--For the nine months ended September 30, 1995 and 1994, AmSouth
  ----------
paid interest of $497,491,000 and $316,272,000, respectively, and income taxes of $43,691,000 and $71,791,000, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1995 and 1994 were $11,050,000 and $23,369,000, respectively, and noncash transfers from foreclosed properties to loans were $2,914,000 and $3,566,000, respectively.

  Loans--Effective January 1, 1995, AmSouth adopted Statement of Financial
  -----
Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (Statement 114). Impairment of a loan within the scope of Statement 114 is to be recognized and reported based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected.

  Statement 114 does not apply to larger groups of homogeneous loans such as consumer installment, bankcard and residential real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily commercial loans and commercial real estate loans. At September 30, 1995, the recorded investment in loans that were considered to be impaired under Statement 114 was $52.7 million (primarily all of which were on a nonaccrual basis). Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately 99% of impaired loans at September 30, 1995. The recorded investment in these loans approximated the fair value of the collateral resulting in no material balance in the allowance for loan losses for impaired loans at September 30, 1995. The average recorded investment in impaired loans for the three months and nine months ended September 30, 1995 was approximately $56.9 million and $58.8 million, respectively.

  Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. No material amount of interest income was recognized on impaired loans for the three months and nine months ended September 30, 1995, respectively. The impact of the adoption of Statement 114 was immaterial to AmSouth's consolidated financial statements as of and for the three months and nine months ended September 30, 1995. In accordance with Statement 114, no retroactive application of its provision has been made to the consolidated financial statements for the periods prior to January 1, 1995.

  Goodwill--AmSouth reviews on a regular basis the carrying value of goodwill
  --------
to determine if any impairment has occurred or if the period of recoverability has changed.

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

  On November 6, 1995, AmSouth issued $150.0 million in 6.75% Subordinated Debentures Due November 1, 2025 at a discounted price of 99.883%. The net proceeds to AmSouth after commissions totaled $148.9 million. The debentures will mature on November 1, 2025 and may be redeemed on November 1, 2005 at the option of the registered holders thereof. Proceeds will be used for general corporate purposes. This debt qualifies as Tier 2 capital in calculating risk adjusted capital ratios.

  Shareholders' Equity--On September 22, 1994, AmSouth purchased 1,000,000
  --------------------
shares of AmSouth Common Stock at a cost of $31.3 million for the sole purpose of replenishing shares issued by AmSouth in connection with its purchase of Fortune.

  On October 19, 1995, AmSouth's Board of Directors approved the repurchase by AmSouth of up to an aggregate of 2,265,000 shares of its common stock through December 31, 1998 for the sole purpose of satisfying requirements of employee benefit, dividend reinvestment and other stock issuance plans. This authorization replaces a previously approved share repurchase program.

                [LETTERHEAD OF ERNST & YOUNG LLP APPEARS HERE]

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

November 7, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $127.1 million for the nine months ended September 30, 1995 compared to $125.9 million for the same period of 1994. On a per common share basis, AmSouth earned $2.18 and $2.25, respectively. Year-to-date net income for 1995 included a pre-tax gain of $25.0 million from the sale of AmSouth's third party mortgage servicing portfolio to GE Capital Mortgage Services, Inc. Also included in year-to-date net income are expenses of $22.2 million associated primarily with AmSouth's recent productivity initiatives including business and branch consolidations and the development of new financial systems. Year-to-date earnings for 1995 resulted in an annualized return on average assets (ROA) of 1.01% and an annualized return on average equity (ROE) of 12.62% compared to 1.13% and 13.56%, respectively, for the first nine months of 1994.

  Net income for the third quarter of 1995 was $46.1 million, a 4.6% increase over net income of $44.1 million for the third quarter of 1994. On a per common share basis, net income for the third quarter was $.79 compared to $.75 for the same period of 1994. ROA and ROE for the third quarter were 1.09% and 13.38%, respectively, compared to 1.02% and 13.07% for the third quarter of 1994.

Net Interest Income
-------------------

  Net interest income for the nine months ended September 30, 1995 was $442.0 million, an increase of $18.2 million over the same period of 1994. The net interest margin for the nine months ended September 30, 1995 and 1994 was 3.88% and 4.26%, respectively. Compared to the prior year, AmSouth's yield on earning assets increased 75 basis points while rates paid on interest-bearing liabilities increased 122 basis points. Year-to-date average earning asset balances increased $19.6 million more than year-to-date average interest-bearing liability balances. The combination of these changes resulted in a 38 basis point decrease in the net interest margin.

  The increase in year-to-date average earning assets was primarily due to a $2.2 billion, or 23.3%, increase in average loans net of unearned income. Exclusive of the acquisition of Fortune in June 1994 and Community in February 1995, which were accounted for as purchases, AmSouth's loan growth was approximately 9.0%. The growth occurred primarily in residential first mortgages, dealer indirect loans and commercial loans.

  Year-to-date average total securities decreased $51.6 million. Average held-to-maturity securities increased $588.0 million primarily due to the purchase of mortgage-backed securities during the last half of 1994. Partially offsetting this increase were sales of low-yielding securities during 1994 from the available-for-sale portfolio.

  The year-to-date average balance of interest-bearing liabilities increased $1.9 billion, almost entirely funding the total growth in earning assets. Average interest-bearing deposits, primarily time deposits, increased $2.2 billion due to the acquisition of Fortune, growth in new markets entered into through business combinations, rising interest rates and a special marketing campaign during the last half of 1994. Other significant changes in average interest-bearing liabilities include a $419.8 million decrease in Federal funds purchased and securities sold under agreements to repurchase, a $158.9 million increase in Federal Home Loan Bank advances, and a $79.1 million increase in parent company subordinated long-term debt.

Asset/Liability Management
--------------------------

  AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. This is accomplished through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

  The primary tool used by AmSouth to measure interest rate risk is an earnings simulation model which evaluates the impact of different interest rate scenarios on the company's projected business plan over a 12 to 24 month horizon. Management feels that a more traditional interest sensitivity gap analysis does not provide a complete picture of the corporation's exposure to interest rate changes since static gap models are a point-in-time measurement and therefore do not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns of rate movements in general or changes in prepayment speeds due to changes in rates. An earnings simulation model does incorporate all these factors in addition to the impact of certain embedded interest rate caps and floors on certain assets and liabilities while also reflecting management's anticipated action under different interest rate environments.

  Numerous interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of September 30, 1995, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with net interest income in a plus 200 basis point scenario being approximately 1.5% greater than stable and net interest income in a minus 200 basis point scenario being less than 1% lower than a stable interest rate scenario. This level of interest rate risk is well within the company's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products including interest checking, savings, and money market accounts would be impacted under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  Over the last few years, AmSouth has utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During the fourth quarter of 1994, AmSouth terminated $1.1 billion of interest rate swaps and $915.0 million of interest rate caps. A $300.0 million interest rate floor was terminated during the first quarter of 1995. For the three months and the nine months ended September 30, 1995, the impact of interest rate contracts on net interest income was a decrease of $2.6 million and $8.5 million, respectively. Interest rate contracts decreased net interest income $1.4 million and $145.8 thousand for the three months and nine months ended September 30, 1994. AmSouth had $140.0 million of interest rate caps remaining at September 30, 1995 with $90.0 million used to hedge Federal funds purchased and securities sold under agreements to repurchase and $50.0 million to hedge deposits. In addition, AmSouth had interest rate contracts on behalf of its customers in the amount of $61.9 million. At September 30, 1995, no off-balance sheet instruments were held for trading purposes.

Credit Quality
--------------

  AmSouth maintains an allowance for loan losses which management believes is adequate to absorb potential losses in the loan portfolio. The adequacy of the allowance is periodically reviewed by management based on several factors, including historical performance, the level of nonperforming and rated loans, loan growth and composition and current economic conditions. Table 7 presents a five quarter analysis of the allowance for loan losses. At September 30, 1995, the allowance for loan losses was $179.6 million, or 1.51% of loans net of unearned income, compared to $164.8 million, or 1.50%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 151.98% to 200.94% for the same period as the level of nonperforming loans decreased $19.1 million.

  Net charge-offs for the three months ended September 30, 1995 increased $4.1 million compared to the same period of 1994. For the three months and the nine months ended September 30, 1995, net charge-offs increased primarily in the dealer indirect and commercial real estate loan portfolios. Annualized net charge-offs to average loans net of unearned income for the three months ended September 30, 1995, was 30 basis points compared to 18 basis points for the same period of 1994. Year-to-date, the ratio was 27 basis points compared to 18 basis points for the prior year. The increased level of net charge-offs combined with stronger loan growth, primarily in consumer loans with a traditionally higher risk of loss, resulted in a higher provision for loan losses for the period.

  During the fourth quarter of 1994, the level of charge-offs increased primarily due to the charge off of five specific loans. Three of these loans totaling $3.1 million were from acquired institutions and were specifically reserved for at the date of acquisition. To date, AmSouth has not encountered any material credit quality issue as a result of the recent acquisitions that were not reserved for at the time of merger.

  Table 8 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets decreased from 1.28% at September 30, 1994, to .88% at September 30, 1995. The level of nonperforming assets decreased $37.2 million during the same period.

Noninterest Revenues and Noninterest Expenses
---------------------------------------------

  Year-to-date noninterest revenues totaled $180.0 million at September 30, 1995 compared to $151.6 million for the same period of the prior year. Included in 1995 other operating revenues is a $25.0 million gain from AmSouth's sale of its third party mortgage servicing portfolio to GE Capital Mortgage Services, Inc. Other operating revenues for 1994 also included an $11.3 million sale of servicing gain. Exclusive of these gains, year-to-date noninterest revenues increased 10.5% compared to the prior year. Within other components of noninterest revenues, increases occurred in service charges on deposit accounts of $11.7 million and portfolio income of $5.7 million. The increase in service charges on deposit accounts was primarily due to an increased volume of overdraft fees and service charges on consumer accounts. Portfolio income increased due to improvements in the securities market. Mortgage administration fees decreased $8.2 million due to the sale of third party mortgage servicing.

  Noninterest revenues for the third quarter of 1995 were $48.4 million. Excluding an $11.3 million sale of servicing gain which occurred in the third quarter of 1994, noninterest revenues for the third quarter of 1995 increased 8.8%. Changes were primarily for the same reasons discussed in the year-to-date analysis.

  Noninterest expenses for the nine months ended September 30, 1995, were $391.8 million compared to $371.9 million for the same period of 1994. Exclusive of the $22.2 million of productivity initiative expenses discussed previously, noninterest expenses declined slightly. Salaries and employee benefits decreased 2.5% net of $6.7 million of expenses related to business and branch consolidations. Occupancy costs of $5.5 million for branch consolidations are included in the $8.0 million increase in net occupancy expense. Equipment expense increased $8.7 million and included $4.7 million for development costs of new financial systems and the write-off of various leases. The acquisition of Fortune in June 1994 contributed to the remaining increases in these categories of noninterest expenses. FDIC premiums decreased $1.1 million due to an approximately $5.0 million deposit insurance premium refund from the FDIC, partially offset by additional premiums paid on higher levels of deposits.

  Noninterest expenses for the third quarter of 1995 totaled $115.5 million compared to $135.0 million for the third quarter of 1994. The 14.4% decrease included an $8.0 million decrease in salaries and employee benefits, a $5.3 million decrease in purchased mortgage servicing rights amortization and an approximately $5.0 million FDIC deposit insurance premium refund.

Capital Adequacy
----------------

  At September 30, 1995, shareholders' equity totaled $1.4 billion or 8.16% of total assets. Since December 31, 1994, shareholders' equity increased $76.8 million as net income exceeded dividends by $60.6 million, the market value of available-for-sale securities, net of deferred taxes, increased $7.2 million and employee stock plans contributed $9.0 million. Table 12 presents the calculation of the risk-adjusted capital ratios for AmSouth at September 30, 1995 and 1994. At September 30, 1995, AmSouth remains above the regulatory minimum required risk-adjusted Tier 1 capital ratio of 4.00% and the regulatory minimum required risk-adjusted total capital ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized at September 30, 1995. The total risk-adjusted capital ratio for each of AmSouth's major subsidiaries was:

   AmSouth Bank of Alabama............................................... 10.57%
   AmSouth Bank of Florida............................................... 10.98%
   AmSouth Bank of Tennessee............................................. 15.13%

Regulatory Developments
-----------------------

  On August 8, 1995, the FDIC amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 cents per $100 of deposits in replacement of the existing schedule of 23 to 31 cents per $100 of deposits for institutions whose deposits are subject to assessment by the Bank Insurance Fund (BIF). The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of deposits for the institutions whose deposits are subject to assessment by the Savings Association Insurance Fund
(SAIF). The new BIF schedule will become effective on the first day of the month after the month in which BIF reaches its "designated reserve ratio" of 1.25%, which the FDIC has estimated occurred sometime in the second quarter of 1995. Assessments collected under the previous assessment schedule in excess of the amount due under the new schedule were refunded, with interest, from the effective date of the new schedule. As noted above, AmSouth received a refund of approximately $5.0 million. AmSouth has a BIF deposit assessment base of $8.5 billion and a SAIF deposit assessment base of $4.5 billion. Various legislative proposals regarding the future of BIF and SAIF have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits (which could under certain proposals be as high as 0.85% of each insured institution's SAIF deposit assessment base) and a subsequent reduced level of annual premiums for SAIF deposits comparable to the rate for BIF deposits. AmSouth does not currently know when or if any such proposal or any other related proposal may be adopted.

                          TABLE 1--FINANCIAL SUMMARY

                                             SEPTEMBER 30
                                      ------------------------------       %
                                          1995            1994           CHANGE
                                      --------------  --------------    -------------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income....... $11,922,456     $11,008,363          8.3 %
  Total securities...................   3,792,648*      4,018,696*        (5.6)
  Total assets.......................  17,004,235      16,869,187          0.8
  Total deposits.....................  13,172,226      12,608,261          4.5
  Shareholders' equity...............   1,387,219       1,318,497          5.2
Year-to-date average balances:
  Loans net of unearned income....... $11,727,594     $ 9,509,976         23.3 %
  Total securities...................   3,747,570*      3,799,210*        (1.4)
  Total assets.......................  16,869,446      14,835,166         13.7
  Total deposits.....................  13,265,976      11,112,240         19.4
  Shareholders' equity...............   1,346,145       1,241,774          8.4

                             NINE MONTHS                      THREE MONTHS
                         ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                         --------------------      %      --------------------      %
                           1995       1994       CHANGE     1995       1994       CHANGE
                         ---------  ---------    ------   ---------  ---------    ------
EARNINGS SUMMARY
  Net income............ $127,063   $125,935       0.9 %   $46,095    $44,061     4.6%
  Per common share......     2.18       2.25      (3.1)       0.79       0.75     5.3
SELECTED RATIOS
  Return on average as-
   sets (annualized)....     1.01%      1.13%                 1.09%      1.02%
  Return on average eq-
   uity (annualized)....    12.62      13.56                 13.38      13.07
  Average equity to av-
   erage assets.........     7.98       8.37                  8.13       7.84
  Allowance for loan
   losses to loans net
   of unearned income...     1.51       1.50                  1.51       1.50
  Efficiency ratio......    62.03      63.41                 57.40      63.51
COMMON STOCK DATA
  Cash dividends de-
   clared............... $   1.14   $   1.05               $  0.38    $  0.35
  Book value at end of
   period...............    23.72      22.72                 23.72      22.72
  Market value at end of
   period...............       38        31 1/2                 38        31 1/2
  Average common shares
   outstanding..........   58,273     56,021                58,418     58,894

--------
* Includes adjustment for market valuation on available-for-sale securities of $4,199 and $(21,391) for end of period balances and $1,322 and $(8,044) for year-to-date average balances for 1995 and 1994, respectively.

  TABLE 2--YEAR-TO-DATE YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                          INTEREST-BEARING LIABILITIES

                                       1995                                1994
                          ----------------------------------- -----------------------------------
                          NINE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                          ----------------------------------- -----------------------------------
                            AVERAGE      REVENUE/    YIELD/     AVERAGE      REVENUE/   YIELD/
                            BALANCE       EXPENSE     RATE      BALANCE       EXPENSE    RATE
                           ---------     --------    ------    --------      --------   ------
                                 (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $11,727,594    $758,005      8.64%  $ 9,509,976    $567,000      7.97%
 Trading securities.....        6,745         290      5.75        54,517       2,449      6.01
 Available-for-sale se-
  curities..............      502,981      27,407      7.29     1,104,172      43,474      5.26
 Held-to-maturity secu-
  rities:
 Taxable................    2,965,488     145,192      6.55     2,324,512     111,632      6.42
 Tax-free...............      271,034      22,126     10.91       324,053      27,122     11.19
                          -----------    --------             -----------    --------
  Total held-to-maturity
   securities...........    3,236,522     167,318      6.91     2,648,565     138,754      7.00
                          -----------    --------             -----------    --------
  Total securities......    3,746,248     195,015      6.96     3,807,254     184,677      6.49
 Other earning assets...      103,019       5,263      6.83       326,374      12,130      4.97
                          -----------    --------             -----------    --------
  Total earning assets..   15,576,861     958,283      8.23    13,643,604     763,807      7.48
Cash and other assets...    1,467,199                           1,343,527
Allowance for loan loss-
 es.....................     (175,936)                           (143,921)
Market valuation on
 available-for-sale se-
 curities...............        1,322                              (8,044)
                          -----------                         -----------
                          $16,869,446                         $14,835,166
                          ===========                         ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $   3,917,453   108,098      3.69   $ 3,746,383      82,505      2.94
 Savings deposits.......        946,992    20,690      2.92       919,538      17,705      2.57
 Time deposits..........      5,740,896   243,032      5.66     3,929,607     126,472      4.30
 Certificates of deposit
  of $100,000 or more...        899,062    39,159      5.82       747,141      23,584      4.22
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............      1,080,661    47,853      5.92     1,500,422      46,337      4.13
 Other interest-bearing
  liabilities...........        987,061    47,833      6.48       815,394      32,261      5.29
                          -------------  --------             -----------    --------
  Total interest-bearing
   liabilities..........     13,572,125   506,665      4.99    11,658,485     328,864      3.77
                                         --------   -------                  --------   -------
Incremental interest
 spread.................                               3.24%                               3.71%
                                                    =======                             =======
Noninterest-bearing de-
 mand deposits..........      1,761,573                         1,769,571
Other liabilities.......        189,603                           165,336
Shareholders' equity....      1,346,145                         1,241,774
                          -------------                       -----------
                          $  16,869,446                       $14,835,166
                          =============                       ===========
Net interest
 income/margin on a tax-
 able
 equivalent basis.......                  451,618      3.88%                  434,943      4.26%
                                                    =======                             =======
Taxable equivalent ad-
 justment:
 Loans..................                    2,286                               2,253
 Securities.............                    7,310                               8,872
                                         --------                            --------
  Total taxable
   equivalent
   adjustment...........                    9,596                              11,125
                                         --------                            --------
  Net interest income...                 $442,022                            $423,818
                                         ========                            ========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

   TABLE 3--QUARTERLY YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE
                         INTEREST-BEARING LIABILITIES

                                                              1995
                    ----------------------------------------------------------------------------------------
                           THIRD QUARTER                SECOND QUARTER                 FIRST QUARTER
                    ----------------------------  ----------------------------  ----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                           (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
  unearned income.  $11,816,908  $257,422  8.64%  $11,801,298  $255,285  8.68%  $11,561,740  $245,298  8.60%
 Trading
  securities......        2,797        27  3.83         9,194       106  4.62        10,395       157  6.13
 Available-for-
  sale securities.      496,588     8,900  7.11       477,809     8,608  7.23       534,967     9,899  7.50
 Held-to-maturity
  securities:
 Taxable..........    2,908,333    48,044  6.55     2,970,284    48,378  6.53     3,019,065    48,770  6.55
 Tax-free.........      255,893     6,957 10.79       273,382     7,531 11.05       284,138     7,638 10.90
                    -----------  --------         -----------  --------         -----------  --------
  Total held-to-
   maturity
   securities.....    3,164,226    55,001  6.90     3,243,666    55,909  6.91     3,303,203    56,408  6.93
                    -----------  --------         -----------  --------         -----------  --------
  Total
   securities.....    3,663,611    63,928  6.92     3,730,669    64,623  6.95     3,848,565    66,464  7.00
 Other earning
  assets..........       87,315     1,205  5.48        90,660     1,868  8.26       125,537     2,190  7.07
                    -----------  --------         -----------  --------         -----------  --------
  Total earning
   assets.........   15,567,834   322,555  8.22    15,622,627   321,776  8.26    15,535,842   313,952  8.20
Cash and other
 assets...........    1,404,025                     1,479,463                     1,516,028
Allowance for loan
 losses...........     (179,588)                     (175,616)                     (172,526)
Market valuation
 on available-for-
 sale securities..        4,324                         1,985                        (2,416)
                    -----------                   -----------                   -----------
                    $16,796,595                   $16,928,459                   $16,876,928
                    ===========                   ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand deposits.  $ 3,830,799    33,139  3.43   $ 3,901,245    36,849  3.79   $ 4,022,419    38,110  3.84
 Savings deposits.      986,486     6,805  2.74       949,737     7,178  3.03       903,844     6,707  3.01
 Time deposits....    5,792,071    85,870  5.88     5,874,024    84,198  5.75     5,553,978    72,964  5.33
 Certificates of
  deposit of
  $100,000 or
  more............      919,357    14,018  6.05       911,668    13,537  5.96       865,568    11,604  5.44
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...    1,044,177    14,966  5.69       946,492    14,518  6.15     1,247,584    18,369  5.97
 Other interest-
  bearing
  liabilities.....      913,192    14,908  6.48       993,363    16,102  6.50     1,056,203    16,823  6.46
                    -----------  --------         -----------  --------         -----------  --------
  Total interest-
   bearing
   liabilities....   13,486,082   169,706  4.99    13,576,529   172,382  5.09    13,649,596   164,577  4.89
                                 -------- -----                -------- -----                -------- -----
Incremental
 interest spread..                         3.23%                         3.17%                         3.31%
                                          =====                         =====                         =====
Noninterest-
 bearing demand
 deposits.........    1,730,937                     1,798,087                     1,755,973
Other liabilities.      213,217                       212,513                       147,208
Shareholders'
 equity...........    1,366,359                     1,341,330                     1,324,151
                    -----------                   -----------                   -----------
                    $16,796,595                   $16,928,459                   $16,876,928
                    ===========                   ===========                   ===========
Net interest
 income/margin on
 a taxable
 equivalent basis.                152,849  3.90%                149,394  3.84%                149,375  3.90%
                                          =====                         =====                         =====
Taxable equivalent
 adjustment:
 Loans............                    745                           784                           757
 Securities.......                  2,295                         2,488                         2,527
                                 --------                      --------                      --------
  Total taxable
   equivalent
   adjustment.....                  3,040                         3,272                         3,284
                                 --------                      --------                      --------
  Net interest
   income.........               $149,809                      $146,122                      $146,091
                                 ========                      ========                      ========


                                               1994
                    ----------------------------------------------------------
                          FOURTH QUARTER                 THIRD QUARTER
                    ----------------------------  ----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------  -----------  -------- ------
                         (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
  unearned income.  $11,129,127  $230,021  8.20%  $10,731,271  $218,001  8.06%
 Trading
  securities......       11,005       140  5.05        50,144       923  7.30
 Available-for-
  sale securities.      611,432     8,531  5.54     1,190,536    17,556  5.85
 Held-to-maturity
  securities:
 Taxable..........    3,072,008    48,550  6.27     3,120,246    50,000  6.36
 Tax-free.........      296,523     8,163 10.92       308,343     8,749 11.26
                    -----------  --------         -----------  --------
  Total held-to-
   maturity
   securities.....    3,368,531    56,713  6.68     3,428,589    58,749  6.80
                    -----------  --------         -----------  --------
  Total
   securities.....    3,990,968    65,384  6.50     4,669,269    77,228  6.56
 Other earning
  assets..........      190,128     3,115  6.50       276,081     3,595  5.17
                    -----------  --------         -----------  --------
  Total earning
   assets.........   15,310,223   298,520  7.74    15,676,621   298,824  7.56
Cash and other
 assets...........    1,531,345                     1,562,705
Allowance for loan
 losses...........     (163,282)                     (165,240)
Market valuation
 on available-for-
 sale securities..      (24,426)                      (18,349)
                    -----------                   -----------
                    $16,653,860                   $17,055,737
                    ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand deposits.  $ 4,041,852    36,447  3.58   $ 4,084,672    33,321  3.24
 Savings deposits.      913,960     6,556  2.85       958,903     6,459  2.67
 Time deposits....    5,327,641    65,524  4.88     4,639,285    51,505  4.40
 Certificates of
  deposit of
  $100,000 or
  more............      807,689    10,168  4.99       815,600     9,358  4.55
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...    1,406,294    18,672  5.27     2,241,922    25,759  4.56
 Other interest-
  bearing
  liabilities.....      891,325    14,183  6.31     1,050,845    15,735  5.94
                    -----------  --------         -----------  --------
  Total interest-
   bearing
   liabilities....   13,388,761   151,550  4.49    13,791,227   142,137  4.09
                                 -------- -----                -------- -----
Incremental
 interest spread..                         3.25%                         3.47%
                                          =====                         =====
Noninterest-
 bearing demand
 deposits.........    1,810,308                     1,798,001
Other liabilities.      146,597                       128,648
Shareholders'
 equity...........    1,308,194                     1,337,861
                    -----------                   -----------
                    $16,653,860                   $17,055,737
                    ===========                   ===========
Net interest
 income/margin on
 a taxable
 equivalent basis.                146,970  3.81%                156,687  3.97%
                                          =====                         =====
Taxable equivalent
 adjustment:
 Loans............                    812                           738
 Securities.......                  2,649                         2,755
                                 --------                      --------
  Total taxable
   equivalent
   adjustment.....                  3,461                         3,493
                                 --------                      --------
  Net interest
   income.........               $143,509                      $153,194
                                 ========                      ========

-----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                          SWAPS
                          --------------------------------------    CAPS
                          RECEIVE FIXED PAY FIXED BASIS   OTHER   & FLOORS  TOTAL
                          ------------- --------- -----  -------  -------- -------
                                              (IN MILLIONS)
Balance at December 31,
 1992...................      $ 305       $ 240   $ 300  $   300   $1,005  $ 2,150
  Additions.............        -0-         -0-     -0-      300       20      320
  Maturities............        -0-         -0-     -0-      -0-      -0-      -0-
  Calls.................       (120)       (120)    -0-      -0-      -0-     (240)
                              -----       -----   -----  -------   ------  -------
Balance at December 31,
 1993...................        185         120     300      600    1,025    2,230
  Additions.............        -0-         -0-     -0-      400      350      750
  Maturities............        -0-         -0-    (300)     -0-      (20)    (320)
  Calls.................       (120)       (120)    -0-      -0-      -0-     (240)
  Terminations..........        (65)        -0-     -0-   (1,000)    (915)  (1,980)
                              -----       -----   -----  -------   ------  -------
Balance at December 31,
 1994...................        -0-         -0-     -0-      -0-      440      440
  Additions.............        -0-         -0-     -0-      -0-      -0-      -0-
  Maturities............        -0-         -0-     -0-      -0-      -0-      -0-
  Calls.................        -0-         -0-     -0-      -0-      -0-      -0-
  Terminations..........        -0-         -0-     -0-      -0-     (300)    (300)
                              -----       -----   -----  -------   ------  -------
Balance at September 30,
 1995...................      $ -0-       $ -0-   $ -0-  $   -0-   $  140  $   140
                              =====       =====   =====  =======   ======  =======

           TABLE 5--MATURITIES AND INTEREST RATES EXCHANGED ON CAPS

                                                       MATURE DURING
                                                     -------------------
                                                     1995   1996   1997   TOTAL
                                                     -----  -----  -----  -----
                                                      (DOLLARS IN MILLIONS)
Notional............................................ $  30  $  33  $  77  $ 140
Receive rate........................................  1.61%  0.98%  0.00%  0.58%
Pay rate............................................  1.34%  1.21%  0.59%  0.90%

--------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average September 1995 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                  LOANS          NONPERFORMING LOANS* NET CHARGE-OFFS
                              SEPTEMBER 30           SEPTEMBER 30      SEPTEMBER 30
                         ----------------------- -------------------- ----------------
                            1995        1994        1995       1994    1995     1994
                         ----------- ----------- -------------------- -------  -------
                                                (IN THOUSANDS)
Commercial.............. $ 3,033,409 $ 2,681,371   $11,554   $ 24,442 $ 2,971  $ 2,402
Commercial real estate:
 Commercial real estate
  mortgages:
  Owner occupied........     601,829     589,088     5,578     15,758      62     (114)
  Nonowner occupied.....     874,665     774,915    21,560     35,836   1,331   (2,026)
                         ----------- -----------   -------   -------- -------  -------
    Total commercial
     real estate
     mortgages..........   1,476,494   1,364,003    27,138     51,594   1,393   (2,140)
                         ----------- -----------   -------   -------- -------  -------
 Real estate
  construction:
  Owner occupied........     151,715     203,680     7,806      1,074     270      (74)
  Nonowner occupied.....     344,352     289,527     4,037      2,077     (41)      (7)
                         ----------- -----------   -------   -------- -------  -------
    Total real estate
     construction.......     496,067     493,207    11,843      3,151     229      (81)
                         ----------- -----------   -------   -------- -------  -------
      Total commercial
       real estate......   1,972,561   1,857,210    38,981     54,745   1,622   (2,221)
                         ----------- -----------   -------   -------- -------  -------
Consumer:
 Residential first
  mortgages.............   4,272,370   4,112,346    30,922     24,785     612      421
 Other residential
  mortgages.............     665,629     609,152     1,106         23    (193)      14
 Dealer indirect........   1,041,744     844,033     4,525         47   5,012    1,197
 Other consumer.........   1,016,098     981,236     2,267      4,363  13,395   11,344
                         ----------- -----------   -------   -------- -------  -------
    Total consumer......   6,995,841   6,546,767    38,820     29,218  18,826   12,976
                         ----------- -----------   -------   -------- -------  -------
                         $12,001,811 $11,085,348   $89,355   $108,405 $23,419  $13,157
                         =========== ===========   =======   ======== =======  =======

--------
* Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                                         1995                            1994
                          ----------------------------------- ---------------------------
                          3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,002    $174,398    $171,167    $164,756    $164,746
Loans charged off.......     12,290      11,833       9,161      16,457       9,066
Recoveries of loans pre-
 viously charged off....      3,440       4,130       2,295       2,719       4,303
                           --------    --------    --------    --------    --------
Net charge-offs.........      8,850       7,703       6,866      13,738       4,763
Addition to allowance
 charged to expense.....      9,398      12,307       8,344      20,149       4,773
Allowance acquired in
 acquisitions...........        -0-         -0-       1,753         -0-         -0-
                           --------    --------    --------    --------    --------
Balance at end of peri-
 od.....................   $179,550    $179,002    $174,398    $171,167    $164,756
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.51%       1.50%       1.48%       1.50%       1.50%
Allowance for loan
 losses to nonperforming
 loans..................     200.94%     186.25%     169.74%     166.59%     151.98%
Allowance for loan
 losses to nonperforming
 assets.................     171.73%     153.98%     134.67%     128.61%     116.24%
Net charge-offs to aver-
 age loans net of un-
 earned income
 (annualized)...........       0.30%       0.26%       0.24%       0.49%       0.18%

                         TABLE 8--NONPERFORMING ASSETS

                                         1995                     1994
                              ----------------------------  ------------------
                               SEP 30    JUN 30    MAR 31    DEC 31   SEPT 30
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Impaired loans............... $ 52,741  $ 61,123  $ 62,555  $    -0-  $    -0-
Other nonaccrual loans.......   36,614    34,988    39,409    89,545    97,186
Restructured loans...........      -0-       -0-       781    13,203    11,219
                              --------  --------  --------  --------  --------
  Total nonperforming loans..   89,355    96,111   102,745   102,748   108,405
Foreclosed properties........   13,144    18,112    24,656    28,263    31,673
Repossessions................    2,052     2,028     2,097     2,079     1,664
                              --------  --------  --------  --------  --------
  Total nonperforming
   assets*................... $104,551  $116,251  $129,498  $133,090  $141,742
                              ========  ========  ========  ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions...............     0.88%     0.97%     1.10%     1.16%     1.28%
                              ========  ========  ========  ========  ========
Accruing loans 90 days past
 due......................... $ 45,548  $ 34,663  $ 33,685  $ 34,246  $ 44,293
                              ========  ========  ========  ========  ========

--------
* Exclusive of accruing loans 90 days past due.

               TABLE 9--ALLOWANCE FOR FORECLOSED PROPERTY LOSSES

                                        1995                          1994
                         ----------------------------------- -----------------------
                         3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Balance at beginning of
 period.................   $ 2,312     $2,857      $3,638      $2,028      $2,692
Addition (reduction) of
 allowance charged
 (credited) to expense..       -0-        (48)       (274)      2,600         225
Net writedowns/losses...    (1,583)      (497)       (507)       (990)       (889)
                           -------     ------      ------      ------      ------
Balance at end of the
 period.................   $   729     $2,312      $2,857      $3,638      $2,028
                           =======     ======      ======      ======      ======

                             TABLE 10--SECURITIES

                                     SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $3,004,790 $3,007,257 $3,087,544 $2,975,407
  State, county and municipal secu-
   rities..........................    247,375    259,991    301,685    316,193
  Other securities.................      6,550      6,465      7,388      7,341
                                    ---------- ---------- ---------- ----------
                                    $3,258,715 $3,273,713 $3,396,617 $3,298,941
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $  333,090            $  545,412
  Other securities.................    189,715                70,844
                                    ----------            ----------
                                    $  522,805            $  616,256
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 1995 were approximately five years and 6.70%, respectively. Included in the balance is $2.6 billion of mortgage-backed securities, $900 million of which are variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at September 30, 1995 were approximately six years and 6.81%, respectively. The duration of the combined portfolios which considers the repricing frequency of variable rate securities is approximately 2.2 years.
2. The available-for-sale portfolio included an unrealized gain of $4.2 million and an unrealized loss of $21.4 million at September 30, 1995 and 1994, respectively.

                 TABLE 11--OTHER INTEREST-BEARING LIABILITIES

                                                               SEPTEMBER 30
                                                            -------------------
                                                              1995      1994
                                                            -------- ----------
                                                              (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan note............................. $275,482 $  290,078
  Federal Home Loan Bank advances..........................  161,950    258,500
  Term federal funds purchased.............................   82,030     74,000
  Other....................................................   14,325     11,159
                                                            -------- ----------
    Total short-term.......................................  533,787    633,737
                                                            -------- ----------
Long-term:
  7 3/4% Subordinated Notes Due 2004.......................  149,206    149,114
  Subordinated Capital Notes Due 1999......................   99,537     99,408
  Federal Home Loan Bank advances..........................   29,947    140,505
  Floating Rate Notes Due 1999.............................    6,899      7,474
  7 1/2% Convertible Subordinated Debentures...............    3,986      3,764
  Long-term notes payable..................................   23,519     23,383
                                                            -------- ----------
    Total long-term........................................  313,094    423,648
                                                            -------- ----------
      Total other interest-bearing liabilities............. $846,881 $1,057,385
                                                            ======== ==========

                            TABLE 12--CAPITAL RATIOS

                                                           SEPTEMBER 30
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $17,004,235  $16,869,187
  Adjusted allowance for loan losses.................     162,136      146,574
  Adjustment for risk-weighting of balance sheet
   items.............................................  (5,912,037)  (6,478,427)
  Adjustment for off-balance sheet items.............   1,994,340    1,377,564
  Add unrealized (gains)/losses on available-for-sale
   securities........................................      (4,184)      21,391
  Less certain intangible assets.....................    (288,866)    (228,525)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $12,955,624  $11,707,764
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,387,219  $ 1,318,497
  Add unrealized (gains)/losses on available-for-sale
   securities (net of deferred taxes)................      (2,609)      13,355
  Less certain intangible assets.....................    (288,866)    (228,525)
                                                      -----------  -----------
  Tier I capital.....................................   1,095,744    1,103,327
  Adjusted allowance for loan losses.................     162,136      146,574
  Qualifying long-term debt..........................     208,928      252,286
                                                      -----------  -----------
  Tier II capital....................................     371,064      398,860
                                                      -----------  -----------
    Total capital.................................... $ 1,466,808  $ 1,502,187
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        8.46%        9.42%
  Total capital to risk-adjusted assets..............       11.32%       12.83%
Other capital ratios:
  Leverage...........................................        6.64%        6.56%
  Equity to assets...................................        8.16%        7.82%
  Tangible equity to assets..........................        6.57%        5.80%

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  (a) On October 19, 1995, AmSouth's Board of Directors approved the repurchase by AmSouth of up to an aggregate of 2,265,000 shares of its common stock through December 31, 1998. This authorization replaces a previously approved share repurchase program.

  (b) In July 1995, all of AmSouth's subsidiary banks that were state nonmember banks converted to state banks that are members of the Federal Reserve System. All of AmSouth's subsidiary banks are now state member banks. As such, their primary federal regulator is the Board of Governors of the Federal Reserve System and they are also subject to regulation by the states in which they are located.

  (c) On November 6, 1995, AmSouth issued $150.0 million in 6.75% Subordinated Debentures Due November 1, 2025 at a discounted price of 99.883%. The net proceeds to AmSouth after commissions totaled $148.9 million. The debentures will mature on November 1, 2025 and may be redeemed on November 1, 2005 at the option of the registered holders thereof. Proceeds will be used for general corporate purposes. This debt qualifies as Tier 2 capital in calculating risk adjusted capital ratios.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 ITEM 6(A)--EXHIBITS
            --------

  The exhibits listed in the Exhibit Index at page 22 of this Form 10-Q are filed herewith or are incorporated by reference herein.

 ITEM 6(B)--FORMS 8-K
            ---------

  No report on Form 8-K was filed by AmSouth during the period July 1, 1995 to September 30, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                   /s/ John W. Woods
November 13, 1995                         By: _________________________________
                                                       John W. Woods
                                                  Chairman of the Board and
                                                  -------------------------
                                                   Chief Executive Officer
                                                   -----------------------


                                                   /s/ Dennis J. Dill
November 13, 1995                         By: _________________________________
                                                       Dennis J. Dill
                                                Executive Vice President and
                                                ----------------------------
                                                  Chief Accounting Officer
                                                  ------------------------

                                 EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

    2   Agreement and Plan of Merger dated as of September 12, 1993, between
        Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (1)
    3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)
    3-b Amendment to By-Laws of AmSouth Bancorporation
    3-c By-Laws of AmSouth Bancorporation, as amended
   10-a Amendment Number Two to AmSouth Bancorporation 1989 Long Term Incentive
        Compensation Plan
   10-b Amendment Number Six to AmSouth Bancorporation Long Term Incentive
        Compensation Plan
   10-c Form of Executive Severance Agreement for Certain Executive Officers (3)
   11   Statement Re: Computation of Earnings per Share
   15   Letter Re: Unaudited Interim Financial Information
   21   List of Subsidiaries of AmSouth Bancorporation
   27   Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994, and filed pursuant to rule 424 (b)(3), incorporated herein by reference.

(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.

(3) An Executive Severance Agreement has been entered into with Michael C. Baker in the form filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference.