Form 10-K
period 1995-12-31
AMSOUTH BANCORPORATION
filed 1996-03-29
CIK 3133

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER
          DECEMBER 31, 1995                              1-7476

                             AMSOUTH BANCORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 63-0591257
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



      1400 AMSOUTH-SONAT TOWER                            35203
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
                                 Yes  X   No
                                    -----   -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, 1996 was $2,124,971,000. (Note 1)

  As of March 8, 1996 AmSouth Bancorporation had 56,419,521 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference herein:
    Annual Report to Shareholders for the year ended December 31, 1995: Part I,
Part II
    Proxy Statement for Annual Meeting to be held April 18, 1996: Part III

  Note 1: In calculating the market value of securities held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as securities held by affiliates only voting stock owned as of March 8, 1996 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated securities held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as securities held by affiliates of AmSouth. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-K

                                     INDEX

                                                                            PAGE
                                                                            ----
FORWARD LOOKING INFORMATION...............................................    1

PART I

Item 1. Business..........................................................    2
Item 2. Properties........................................................    8
Item 3. Legal Proceedings.................................................    9
Item 4. Submission of Matters to a Vote of Security Holders...............    9
Executive Officers of the Registrant......................................   10

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Mat-
 ters.....................................................................   12
Item 6. Selected Financial Data...........................................   13
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   14
Item 8. Financial Statements and Supplementary Data.......................   14
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   14

PART III

Item 10. Directors and Executive Officers of the Registrant...............   14
Item 11. Executive Compensation...........................................   15
Item 12. Security Ownership of Certain Beneficial Owners and Management...   15
Item 13. Certain Relationships and Related Transactions...................   15
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   15
SIGNATURES................................................................   16
EXHIBIT INDEX.............................................................   18

                          FORWARD LOOKING INFORMATION

  This Form 10-K, including the portions of AmSouth's Annual Report to Shareholders that are incorporated herein by reference, contains certain forward looking information with respect to the financial condition, results of operations and business of AmSouth including statements relating to: (A) the net interest margin; (B) noninterest revenues; (C) loan losses; (D) various expenses, including occupancy, equipment and employee benefits; (E) a possible one-time payment related to the amount of AmSouth's deposits insured by the Savings Association Insurance Fund; (F) a decrease in Federal Deposit Insurance Corporation premiums; (G) Internal Revenue Service review of tax returns; (H) legal proceedings; (I) growth in various categories of loans; (J) sources of funding for asset growth; and (K) possible consolidation within the banking industry. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: (1) the rate of growth of the economy, especially in the Southeast; (2) the stability of interest rates; (3) relative strength/weakness in the consumer credit sector; (4) AmSouth's ability to improve sales and service quality and to develop profitable new products; (5) the successful implementation of technological enhancements; (6) whether, and in what form, legislation is passed regarding the Savings Association Insurance Fund; (7) the results of Internal Revenue Service examinations of past tax returns; (8) the outcome of litigation involving AmSouth, which depends on judicial interpretations of law and the findings of juries; (9) the strength of the real estate markets; (10) whether levels of consumer confidence remain high; (11) the success of AmSouth's marketing and sales efforts; and (12) the performance of the stock and bond markets.

                                     PART I

ITEM 1. BUSINESS

GENERAL

  AmSouth Bancorporation (AmSouth) is a bank holding company which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1995, AmSouth had total consolidated assets of approximately $17.7 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal banking subsidiaries are AmSouth Bank of Alabama, AmSouth Bank of Florida, and AmSouth Bank of Tennessee.

  AmSouth Bank of Alabama (AmSouth Alabama), headquartered in Birmingham, Alabama, is the largest subsidiary of AmSouth. As of December 31, 1995, AmSouth Alabama had total consolidated assets of approximately $9.8 billion and total consolidated deposits of approximately $7.0 billion. AmSouth Alabama is a full service bank with 125 banking offices located throughout Alabama at December 31, 1995. Based upon total consolidated assets as of December 31, 1995, AmSouth Alabama was the third largest bank headquartered in Alabama. It offers complete consumer and commercial banking and trust services to businesses and individuals. The Commercial Banking Group of AmSouth Alabama offers a variety of products and services, including commercial lending, international banking, and cash management sales and operations. Consumer Banking encompasses a wide variety of transaction, credit, and investment services to meet the needs of a diverse consumer customer base. AmSouth Alabama's network of automated teller machines is linked with shared automated tellers in all 50 states. The Trust Division of AmSouth Alabama is the largest in Alabama with more assets under management than any other bank in Alabama. It offers a complete array of trust services including estate and trust planning, investment management for individuals and corporations, land and natural resources management, employee benefit administration, and administration of debt issues and provision of transfer agent services for equity issues for corporations. AmSouth Alabama also provides additional services through several subsidiaries. AmSouth Leasing Corporation is a specialized lender providing equipment leasing. Brokerage services and investment sales are provided by AmSouth Investment Services, Inc., a registered broker-dealer.

  AmSouth Bank of Florida (AmSouth Florida) is headquartered in Tampa, Florida. At December 31, 1995, AmSouth Florida had total consolidated assets of approximately $6.8 billion and total consolidated deposits of approximately $5.2 billion and was the fifth largest bank headquartered in Florida. It is a full-service bank that offers services similar to those offered by AmSouth Alabama. At December 31, 1995, AmSouth Florida operated 116 banking offices in Florida.

  AmSouth Bank of Tennessee (AmSouth Tennessee) is headquartered in Chattanooga, Tennessee. At December 31, 1995, AmSouth Tennessee had total assets of approximately $1.1 billion and total deposits of approximately $829 million and was the ninth largest bank headquartered in Tennessee. AmSouth Tennessee offers banking services similar to those of AmSouth Alabama. At December 31, 1995, AmSouth Tennessee operated 22 offices in Tennessee. AmSouth also owns two other smaller banking subsidiaries: AmSouth Bank of Walker County, located in Jasper, Alabama, and AmSouth Bank of Georgia, headquartered in Rome, Georgia. All of AmSouth's banking subsidiaries are state-chartered banks that are members of the Federal Reserve System.

  As of February 29, 1996, AmSouth and its subsidiaries had 5,182 full-time employees and 1,074 part-time employees.

COMPETITION

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, and Georgia, as well as large banks in major financial centers and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers. Areas of of competition include prices, interest rates, services, and availability of products. AmSouth also competes with the other bank holding companies headquartered in Alabama, Florida, Tennessee, Georgia, and other states for the acquisition of financial institutions.

  At December 31, 1995, of the bank holding companies headquartered in Alabama, AmSouth was the second largest in terms of equity capital and total assets. However, in some geographic areas of Alabama, AmSouth's market share is smaller than that of other banks and financial institutions competing in those areas. Also, AmSouth is significantly smaller than many of the financial institutions competing in Florida, Tennessee, and Georgia.

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

  For a number of years Alabama had a reciprocal interstate banking law that allowed banks in several other states (primarily in the Southeast) and the District of Columbia to acquire banks in Alabama provided there was reciprocal legislation in the other jurisdictions. Alabama bank holding companies were thereby permitted to acquire banks in the jurisdictions specified in the law which had adopted such reciprocal legislation. These laws resulted in a significant increase in competition for banking services in Alabama, Florida, Tennessee, Georgia, and the other affected areas.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching by May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Although the management of AmSouth cannot predict with certainty the effect of the IBBEA on AmSouth, it is probable that the IBBEA will result in greater consolidation within the banking industry.

BUSINESS COMBINATIONS

  AmSouth continually evaluates business combination opportunities and from time to time conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations may take place, and transactions involving cash, debt or equity securities may be expected. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirers.

SUPERVISION AND REGULATION

  The following discussion addresses the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to AmSouth. Regulation of financial institutions such as AmSouth and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the FDIC) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors.

  The following is a summary of certain statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but they may have a material effect on the business and results of banking organizations, including AmSouth.

 GENERAL

  As a bank holding company, AmSouth is subject to the regulation and supervision of the Federal Reserve Board under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

  AmSouth's subsidiary banks (the Subsidiary Banks) are subject to supervision and examination by applicable federal and state banking agencies. As state banks that are members of the Federal Reserve System, they are generally subject to regulation by the Federal Reserve Board and the banking agencies of the states in which they are located. Each of the Subsidiary Banks is also an insured depository institution, and, therefore, also subject to regulation by the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

  Various legislative proposals have been made that would affect the operations of bank holding companies and their subsidiaries, including proposals to revise the bank regulatory system and to allow affiliations between bank holding companies and non-bank entities that are restricted under current law. AmSouth is unable to predict whether any of these proposals will be adopted and, if so, what their effect on AmSouth would be.

 PAYMENT OF DIVIDENDS

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth's capital stock and to pay interest and principal on any debt of AmSouth, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Subsidiary Banks also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines.

  Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank's surplus is equal to at least 20 percent of capital. AmSouth Alabama is also required by Alabama law to obtain the prior approval of the superintendent of the Alabama Banking Department for the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (a) the bank's net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from AmSouth Alabama's surplus without the prior written approval of the superintendent.

  The other Subsidiary Banks are also subject to varying restrictions on the payment of dividends under applicable state laws. Under Florida law, before declaring a dividend, a bank must (a) have transferred 20 percent of its net profits for the period covered by the dividend to its surplus fund until the fund is at least equal to the amount of common and preferred stock outstanding, and (b) have charged off bad debts, depreciation and other worthless assets and made provision for reasonably anticipated future losses on loans and other assets. A bank may then declare a dividend equal to the net profits for the period covered by the dividend plus its retained net profits for the preceding two years. A bank may not declare a dividend from retained net profits that accrued prior to the preceding two years without the approval of the Florida Department of Banking and Finance. A bank may not declare a dividend if its net income from the current year combined with net income from the preceding two years is a loss or would cause the capital of the bank to fall below the minimum amount required by law or regulation.

  Under Tennessee law, AmSouth Tennessee may declare dividends not more than once in each calendar quarter from undivided profits if (a) the bank's undivided profits account has been maintained as required by law and (b) the required reserve against deposits is not and will not thereby be impaired. Before any net profits are credited to the undivided profits account, deductions for various expenses are required to be made. No transfers may be made from the surplus account to the undivided profits account or to any part of the capital stock account without the consent of the Tennessee Commissioner of Banking. In addition, prior to determining that undivided profits are available for the declaration of dividends, (a) any net loss must be deducted from the undivided profits account and (b) transfers must be made from the undivided profits account to the surplus account (i) in an amount required to raise the surplus to 50 percent of the capital stock and (ii) in an amount not less than 10 percent of net profits until the surplus equals the capital stock.

  In addition, as banks that are members of the Federal Reserve System, each Subsidiary Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of (a) the bank's net profits (as defined and interpreted by regulation) for that year plus (b) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Each Subsidiary Bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed its losses and bad debts.

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Act (the FDI Act), an insured bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized. Moreover, the Federal Reserve Board has issued a policy statement which provides that bank holding companies and state member banks should generally only pay dividends out of current operating earnings.

  At December 31, 1995, under dividend restrictions imposed under federal and state laws, including those described above, the Subsidiary Banks, without obtaining government approvals, could declare aggregate dividends of approximately $197.9 million.

 CAPITAL ADEQUACY AND RELATED MATTERS

 Capital Guidelines

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1995, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.87 percent and 11.74 percent, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1995 was 6.38 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  Each of the Subsidiary Banks itself is subject to risk-based and leverage capital requirements, similar to those described above. Each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1995. Neither AmSouth nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  All of the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. In addition, bank regulators have the ability to raise capital requirements applicable to banking organizations beyond current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. An FDIC-insured depository institution is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. In addition, an FDIC-insured depository institution will be considered: (a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and (c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. An FDIC-insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 1995, all of the Subsidiary Banks had capital ratios sufficient to qualify as "well capitalized."

  The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC- insured depository institutions and are not directly applicable to holding companies that control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well capitalized as of December 31, 1995.

  The FDI Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized insured depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If an insured depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

  Significantly undercapitalized insured depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized insured depository institutions are subject to appointment of a receiver or conservator.

 Brokered Deposits

  The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized.

 HOLDING COMPANY STRUCTURE

  There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from its Subsidiary Banks. Each Subsidiary Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank and non-savings bank affiliates to the following amounts: (a) in the case of any such affiliate, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of such Subsidiary Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of such Subsidiary Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

  The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including a parent holding company such as AmSouth, in order of priority of payment.

  Under the FDI Act, a depository institution insured by the FDIC, such as each of the Subsidiary Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

 FDIC DEPOSIT INSURANCE ASSESSMENTS

  The Subsidiary Banks are subject to FDIC deposit insurance assessments. On August 8, 1995, the FDIC amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 cents per $100 of deposits in replacement of the previous schedule of 23 to 31 cents per $100 of deposits for institutions whose deposits are subject to assessment by the Bank Insurance Fund (BIF). The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of deposits for the institutions whose deposits are subject to assessment by the Savings Association Insurance Fund (SAIF). The new BIF schedule became effective on June 1, 1995. Assessments collected under the previous assessment schedule in excess of the amount due under the new schedule were refunded, with interest, from the effective date of the new schedule, and AmSouth received a refund of approximately $5.0 million. On November 14, 1995, the Board of Directors of the FDIC approved a further reduction in the assessment schedule for BIF deposits. Effective January 1, 1996, the assessment schedule ranges from 0 to 27 cents per $100 of deposits subject to BIF assessments, based on each institution's risk classification. At December 31, 1995, AmSouth had a BIF deposit assessment base of $8.4 billion and a SAIF deposit assessment base of $4.5 billion. Various legislative proposals regarding the future of BIF and SAIF have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits (which could under certain proposals be as high as 0.85% of each insured institution's SAIF deposit assessment base) and a subsequent reduced level of annual premiums for SAIF deposits comparable to the rate for BIF deposits. AmSouth does not currently know when or if any such proposal or any other related proposal may be adopted. See "Noninterest Expenses" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

ITEM 2. PROPERTIES

  The executive offices of AmSouth are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by AmSouth Alabama through an unincorporated joint venture. AmSouth Alabama is a principal tenant of this building. AmSouth

Alabama is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama, and of a recently constructed office complex in the Birmingham area. AmSouth Alabama's headquarters and most of its operations are located in these facilities. Other bank subsidiaries of AmSouth also have headquarters, banking and operational offices located in Alabama, Florida, Tennessee and Georgia.

  At December 31, 1995, AmSouth and its subsidiaries had 277 offices (principally bank buildings) of which 194 were owned and 83 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, servicing, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damages in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama state courts have made large punitive damage awards in such cases. Legislation which would limit these lawsuits has been introduced in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth subsidiaries, due to their complexity and other reasons. It is not possible to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters brought to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

 C. Dowd Ritter         48 President and Chief Executive Officer, AmSouth and
                           AmSouth Alabama (January 1996 to date); Director of
                           AmSouth and AmSouth Alabama. Formerly, President and
                           Chief Operating Officer, AmSouth and AmSouth Alabama
                           (August 1994 to December 1995), Vice Chairman of the
                           Board of AmSouth and AmSouth Alabama (July 1993 to
                           August 1994), Senior Executive Vice President of
                           AmSouth and Senior Executive Vice President and
                           General Banking Group Head of AmSouth Alabama (May
                           1991 to July 1993), and Senior Executive Vice
                           President, Trust Officer and Trust and Financial
                           Services Group Head of AmSouth Alabama (August 1988
                           to May 1991).
 Michael C. Baker       48 Senior Executive Vice President and Capital
                           Management Group Head of AmSouth and AmSouth Alabama
                           (October 1995 to date); Director of AmSouth
                           Investment Services, Inc. Formerly, President and
                           Chief Executive Officer of Barnett Banks Trust Co.,
                           N.A. (1989 to July 1995).
 Sloan D. Gibson, IV    42 Senior Executive Vice President of AmSouth and
                           AmSouth Alabama (October 1994 to date), and
                           Commercial Banking Group Head of AmSouth and AmSouth
                           Alabama (October 1993 to date). Formerly, Executive
                           Vice President (1993 to October 1994), Head of
                           Consumer Banking Administration (July 1993 to
                           October 1993) and Senior Vice President, General
                           Banking Group (1992 to 1993), all of AmSouth
                           Alabama, and Manager, Special Assets (1991 to 1992),
                           and Manager, Loan Administration (1990 to 1991),
                           both of Bank South N.A.
 Kristen M. Hudak       44 Senior Executive Vice President and Chief Financial
                           Officer of AmSouth and AmSouth Alabama (April 1995
                           to date). Formerly, Chief Operating Officer of
                           Consolidated Bank, N.A. (1992-1995) and Senior Vice
                           President for Strategic and Financial Planning and
                           Chief Financial Officer of Southeast Banking
                           Corporation and Southeast Bank, N.A. (1987-1991).
 W. Charles Mayer, III  41 Senior Executive Vice President of AmSouth (October
                           1994 to date) and Alabama Banking Group Head of
                           AmSouth and AmSouth Alabama and Senior Executive
                           Vice President and Birmingham City President of
                           AmSouth Alabama (May 1995 to date). Formerly,
                           Director, President and Chief Executive Officer of
                           AmSouth Tennessee (January 1993 to April 1995),
                           Executive Vice President of AmSouth (January 1993 to
                           October 1994), and Executive Vice President and
                           Corporate Banking Division Head of AmSouth Alabama
                           (June 1988 to January 1993).
 Candice W. Rogers      46 Senior Executive Vice President and Consumer Banking
                           and Marketing Group Head of AmSouth and AmSouth
                           Alabama (August 1995 to date). Formerly, Executive
                           Vice President and Director of Marketing of AmSouth
                           and AmSouth Alabama (July 1994 to August 1995),
                           Senior Vice President and Director of Marketing,
                           Bank One Texas (February 1991 to July 1994), and
                           Senior Vice President and Director of Marketing,
                           United Banks of Colorado (1973 to 1991).

 E. W. Stephenson, Jr.  49 Chairman of the Board and Chief Executive Officer of
                           AmSouth Florida and Senior Executive Vice President
                           of AmSouth (July 1993 to date); Director of AmSouth
                           Florida. Formerly, Executive Vice President and
                           Consumer and Marketing Division Head of AmSouth
                           Alabama (May 1991 to July 1993), and Executive Vice
                           President and Regional Executive for the North
                           Central Region of AmSouth Alabama (November 1989 to
                           May 1991).
 Alfred W. Swan, Jr.    53 Senior Executive Vice President of AmSouth (October
                           1994 to date); President (1992 to date), and Head of
                           West Coast Area and Commercial Banking (1994 to
                           date), all of AmSouth Florida; Director of AmSouth
                           Florida. Formerly, Chief Executive Officer of
                           AmSouth Florida (1992 to July 1993), Executive Vice
                           President of AmSouth (1992 to October 1994), Senior
                           Vice President of AmSouth Alabama (November 1991 to
                           March 1992), and President and Chief Operating
                           Officer of Bank South N.A. (1988 to 1991).
 David B. Edmonds       42 Executive Vice President and Human Resources
                           Director of AmSouth and AmSouth Alabama (October
                           1994 to date). Formerly, Director Human Resources,
                           Southeast Business Unit of Pepsi-Cola, Inc. (1986 to
                           September 1994).
 Stephen A. Yoder       42 Executive Vice President and General Counsel of
                           AmSouth and AmSouth Alabama (August 1995 to date).
                           Formerly, Assistant General Counsel (1992 to 1995)
                           and Managing Counsel (1990 to 1992), both of Mellon
                           Bank Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. The following table sets forth certain common stock data for the last five years.

COMMON STOCK DATA                        1995    1994    1993    1992    1991
-----------------                       ------  ------  ------  ------  ------
Cash dividends declared................ $ 1.54  $ 1.43  $ 1.22  $ 1.07  $ 0.98
Book value.............................  24.16   22.57   21.48   18.63   17.12
Tangible book value....................  19.18   16.49   18.35   16.32   14.76
Market value at year end............... 40 3/8  25 3/4  31 1/4  32 5/8  21 1/2
Market price range:
  High................................. 41 3/8  34 7/8  35 7/8  32 5/8  22 1/8
  Low.................................. 25 3/4  25 3/8  27 3/8  21 3/8  12 3/8
Total trading volume (In thousands).... 33,044  20,965  21,059  12,363   8,434
Dividend yield at year end.............   3.96%   5.90%   4.48%   3.56%   4.84%
Dividend payout ratio..................  51.33   63.56   42.21   42.80   48.04
Price earnings ratio...................  13.46X  11.44X  10.81X  13.05X  10.54X
Shareholders of record at year end..... 14,037  14,674  12,985   9,343   9,146
Average shares outstanding (In thou-
 sands)................................ 58,262  56,527  50,848  46,684  43,652

  Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Note U of the Notes to Consolidated Financial Statements, which are incorporated by reference into Item 8 of this Form 10-K.

  As of March 8, 1996, there were approximately 13,819 holders of record of AmSouth's common stock.

  Restrictions on AmSouth's Subsidiary Banks to transfer funds to the holding company at December 31, 1995 are set forth in Note P of the Notes to Consolidated Financial Statements, which are incorporated by reference into
Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                              1995          1994         1993         1992         1991
                          ------------  ------------  -----------  -----------  -----------
                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Revenue from earning as-
 sets...................  $  1,275,063  $  1,047,741  $   840,617  $   772,251  $   852,251
Interest expense........       679,396       480,414      339,326      341,706      486,848
                          ------------  ------------  -----------  -----------  -----------
Net interest income.....       595,667       567,327      501,291      430,545      365,403
Provision for loan loss-
 es.....................        40,139        30,103       27,966       38,581       48,647
                          ------------  ------------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses............       555,528       537,224      473,325      391,964      316,756
Noninterest revenues....       231,778       179,021      204,069      173,154      170,658
Noninterest expenses....       512,129       522,905      458,831      400,548      366,403
                          ------------  ------------  -----------  -----------  -----------
Income before income
 taxes..................       275,177       193,340      218,563      164,570      121,011
Income taxes............       100,222        66,050       71,843       47,977       31,785
                          ------------  ------------  -----------  -----------  -----------
  Net income............  $    174,955  $    127,290  $   146,720  $   116,593  $    89,226
                          ============  ============  ===========  ===========  ===========
PER COMMON SHARE
  Net income............  $       3.00  $       2.25  $      2.89  $      2.50  $      2.04
  Cash dividends de-
   clared...............          1.54          1.43         1.22         1.07         0.98
Average common shares
 outstanding............        58,262        56,527       50,848       46,684       43,652
SELECTED YEAR END BAL-
 ANCES
Loans net of unearned
 income.................  $ 11,743,273  $ 11,429,907  $ 8,540,412  $ 6,716,595  $ 6,293,509
Assets..................    17,738,795    16,777,951   13,469,621   11,116,327   10,739,989
Deposits................    13,408,831    13,067,062   10,362,989    8,626,221    8,528,109
Long-term debt..........       447,798       386,147      173,142      139,510      142,332
Shareholders' equity....     1,383,475     1,310,458    1,142,725      873,374      794,043
SELECTED AVERAGE BAL-
 ANCES
Loans net of unearned
 income.................  $ 11,747,385  $  9,918,274  $ 7,634,984  $ 6,334,313  $ 6,209,432
Assets..................    16,942,326    15,293,985   12,377,333   10,447,186   10,039,471
Deposits................    13,267,170    11,562,936    9,537,516    8,346,207    8,148,424
Long-term debt..........       360,088       339,426      167,879      141,307      138,015
Shareholders' equity....     1,357,336     1,243,151    1,031,373      836,202      720,853
SELECTED RATIOS
Return on average as-
 sets...................          1.03%         0.83%        1.19%        1.12%        0.89%
Return on average equi-
 ty.....................         12.89         10.24        14.23        13.94        12.38
Net interest margin.....          3.88          4.14         4.56         4.72         4.25
Operating efficiency....         60.98         68.72        63.48        64.24        65.59
Allowance for loan
 losses to loans net of
 unearned income........          1.52          1.50         1.54         1.48         1.52
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........          0.98          1.16         1.00         1.71         2.84
Ending equity to ending
 assets.................          7.80          7.81         8.48         7.86         7.39
Average equity to aver-
 age assets.............          8.01          8.13         8.33         8.00         7.18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8, and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996 (the Proxy Statement) is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report. As of April 18, 1996, three directors of AmSouth will leave the Board. Information about them follows.

                                         OFFICES WITH
                             DIRECTOR      AMSOUTH          PRINCIPAL OCCUPATION          OTHER
 NAME OF  DIRECTOR      AGE   SINCE   OR ITS SUBSIDIARIES     FOR PAST 5 YEARS       DIRECTORSHIPS(1)
 -----------------      ---  -------- ------------------- ------------------------   ----------------
 Barney B. Burks, Jr.   65     1988    Director, AmSouth  Partner, Burks Brothers,
                                       Bank of Florida    1954 to date
                                                          (investments);
                                                          Consultant to J.C.
                                                          Bradford & Co., 1986 to
                                                          date (brokerage firm);
                                                          Partner, Burks Tire &
                                                          Services, 1993 to date
                                                          (auto tire and service
                                                          facilities); Chairman of
                                                          the Board, July 1988 to
                                                          August 1993, AmSouth
                                                          Bank of Florida
 Joseph M. Farley       68     1972                       Of Counsel, Balch &          Torchmark
                                                          Bingham (law firm),          Corporation
                                                          November 1992 to date;
                                                          Chairman of the Board,
                                                          June 1992 to October
                                                          1992, Chairman of the
                                                          Board and Chief
                                                          Executive Officer, April
                                                          1991 to May 1992, and
                                                          President and Chief
                                                          Executive Officer,
                                                          January 1991 to April
                                                          1991, all of Southern
                                                          Nuclear Company (public
                                                          utility); Executive Vice
                                                          President and Corporate
                                                          Counsel, July 1991 to
                                                          October 1992, The
                                                          Southern Company (public
                                                          utility)
 Z. Cartter Patten, III  55    1993    Director, AmSouth  Chairman of the Board,
                                       Bank of Tennessee  1976 to date, Patten and
                                       and AmSouth Bank   Patten, Inc. (investment
                                       of Georgia         advisory firm)

--------
(1) These are directorships with corporations subject to the registration or reporting requirements of the Securities Exchange Act of 1934 or registered under the Investment Company Act of 1940.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 12 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 13 through 22 of the Proxy Statement is hereby incorporated herein by reference. Provided, however, the information provided under the headings "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Principal Holders Thereof" at pages 1 through 5 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Transactions" at pages 12 and 13 and the second paragraph under the caption "Information with Respect to Executive Compensation and Benefits Committee Interlocks and Insider Participation in Compensation Decisions" at page 18 is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1995 Annual Report to Shareholders are incorporated by reference in Item 8.

  Management's Statement on Responsibility for Financial Reporting
  Report of Ernst & Young LLP, Independent Auditors
  Consolidated Statement of Condition--December 31, 1995 and 1994
  Consolidated Statement of Earnings--Years ended December 31, 1995, 1994 and
  1993
  Consolidated Statement of Shareholders' Equity - Years ended December 31, 1995, 1994, and 1993
  Consolidated Statement of Cash Flows--Years ended December 31, 1995, 1994, and 1993
  Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed during the fourth quarter of 1995:

  a) Report on Form 8-K filed November 2, 1995 to report AmSouth's preliminary results of operations for the third quarter of 1995.

  b) Report on Form 8-K filed December 21, 1995 to report that C. Dowd Ritter had been elected Chief Executive Officer of AmSouth effective January 1, 1996.

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

                                          AmSouth Bancorporation

                                                    /s/ C. Dowd Ritter
                                          By: _________________________________
                                                      C. DOWD RITTER
                                               President and Chief Executive
                                                          Officer
                                          Date: March 26, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         /s/ C. Dowd Ritter                         /s/ Dennis J. Dill
By: _________________________________     By: _________________________________
           C. DOWD RITTER                             DENNIS J. DILL
 President, Chief Executive Officer              Executive Vice President
           and a Director                        Chief Accounting Officer
    (Principal Executive Officer)             (Principal Accounting Officer)
Date: March 26, 1996                      Date: March 26, 1996

        /s/ Kristen M. Hudak
By: _________________________________
          KRISTEN M. HUDAK
 Senior Executive Vice President and
       Chief Financial Officer
    (Principal Financial Officer)
Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
        BARNEY B. BURKS, JR.                          JAMES R. MALONE
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
         J. HAROLD CHANDLER                          CLAUDE B. NIELSEN
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
          JOSEPH M. FARLEY                        Z. CARTTER PATTEN, III
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
          RODNEY C. GILBERT                      BENJAMIN F. PAYTON, PH.D.
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
           ELMER B. HARRIS                          HERBERT A. SKLENAR
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *                                          *
By: _________________________________     By: _________________________________
           DONALD E. HESS                              JOHN W. WOODS
             A Director                                 A Director
Date: March 26, 1996                      Date: March 26, 1996

                  *
By: _________________________________
        RONALD L. KUEHN, JR.
             A Director
Date: March 26, 1996

*Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                                    /s/ Carl L. Gorday
                                          By: _________________________________
                                                      CARL L. GORDAY
                                                     Attorney in Fact

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

   2-a Agreement and Plan of Merger dated as of September 12, 1993, between
        Fortune Bancorp, Inc. and AmSouth Bancorporation, as amended by amendment dated as of May 11, 1994 (1)
   2-b Agreement and Plan of Merger dated as of March 29, 1993 between Orange
        Banking Corporation and AmSouth Bancorporation (2)
   2-c Agreement and Plan of Merger dated as of June 30, 1993 between
        FloridaBank, a Federal Savings Bank and AmSouth Bancorporation (3)
   2-d Agreement and Plan of Merger dated as of July 29, 1993 between Parkway
        Bancorp, Inc. and AmSouth Bancorporation (4)
   2-e Agreement and Plan of Merger dated as of August 3, 1993 between First
        Federal Savings Bank, Calhoun, Georgia and AmSouth Bancorporation (5)
   2-f Agreement and Plan of Merger dated as of August 9, 1993 between Citizens
        National Corporation and AmSouth Bancorporation (6)
   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (7)
   3-b Bylaws of AmSouth Bancorporation (8)
   4-a Instruments defining the rights of security holders (9)
   4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Association as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (10)
   4-c Certificate of Designation and Terms of Series A Preferred Stock of
        AmSouth Bancorporation (11)
 *10-a AmSouth Bancorporation Executive Incentive Plan (12)
 *10-b AmSouth Bancorporation Transfer/Employee Relocation Policy (13)
 *10-c AmSouth Bancorporation Supplemental Retirement Plan
 *10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (14)
 *10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (15)
 *10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (16)
 *10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (17)
 *10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (18)
 *10-i Amendment No. 5 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (19)
 *10-j Amendment No. 6 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (20)
 *10-k 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (21)
 *10-l Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (22)
 *10-m Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (23)
 *10-n Change in Control Compensation Agreement (24)

*10-o   Deferred Compensation Plan for Directors of AmSouth and AmSouth Bank N.A. (25)
*10-p   Split Dollar Agreement (26)
*10-q   AmSouth Bancorporation Supplemental Thrift Plan
*10-r   Amendment Number One to the AmSouth Bancorporation Supplemental Thrift Plan
*10-s   Employment Agreement for C. Dowd Ritter (27)
*10-t   Form of Executive Severance Agreement for certain Executive Officers (28)
*10-u   Letter Agreement with Kristen M. Hudak (29)
 11     Statement Regarding Computation of Earnings per Share
 13     AmSouth Bancorporation's 1995 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
 21     List of Subsidiaries of AmSouth Bancorporation
 23     Consent of Ernst & Young LLP, Independent Auditors
 24     Powers of Attorney
 27     Financial Data Schedule

                               NOTES TO EXHIBITS

 (1)Filed as Exhibit 2(a) to AmSouth's Report on Form 8-K filed on September 16, 1993, as amended by a Form 8-K/A filed on September 23, 1993, and Annex A to the Supplement to the Proxy Statement/Prospectus dated May 12, 1994 and filed pursuant to Rule 424(b)(3), incorporated herein by reference

 (2)Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-49865), incorporated herein by reference

 (3)Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50605), incorporated herein by reference

 (4)Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50727), incorporated herein by reference

 (5)Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-51767), incorporated herein by reference

 (6)Filed as Exhibit 2(a) to AmSouth's Registration Statement on Form S-4 (Registration Statement No. 33-50865), incorporated herein by reference

 (7)Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference

 (8)Filed as Exhibit 3-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference

 (9)Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request

(10)Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(11)Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(12)Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1995 incorporated herein by reference

(13)Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference

(14)Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(15)Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(16)Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1- 7476, former File No. 0-6907)

(17)Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(18)Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(19)Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference

(20)Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference

(21)Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference

(22)Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference

(23)Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference

(24)Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1992, incorporated herein by reference; agreement in this form is with John W. Woods

(25)Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1986, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)

(26)Filed as Exhibit 10-p to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1994, incorporated herein by reference

(27)Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference

(28)Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference; agreements in this form have been entered into with the following Executive
      Officers: Michael C. Baker, David B. Edmonds, Sloan D. Gibson, IV, Kristen M. Hudak, W. Charles Mayer, III, Candice W. Rogers, E.W. Stephenson, Jr., Alfred W. Swan, Jr., and Stephen A. Yoder

(29)Filed as Exhibit 10-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference