Form 10-Q
period 1996-03-31
AMSOUTH BANCORPORATION
filed 1996-05-15
CIK 3133

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31,      COMMISSION FILE NUMBER 1-7476
                    1996

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

Yes  X   No

  As of May 10, 1996, AmSouth Bancorporation had 56,487,752 shares of common stock outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
 Part I.  Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Statement of Condition--March 31, 1996,
                   December 31, 1995,
                    and March 31, 1995.................................     3

                   Consolidated Statement of Earnings--Three months
                   ended March 31, 1996
                    and 1995...........................................     4

                   Consolidated Statement of Shareholders' Equity--
                   Three months ended March 31,  1996..................     5

                   Consolidated Statement of Cash Flows--Three months
                   ended March 31, 1996
                    and 1995...........................................     6

                   Notes to Consolidated Financial Statements..........     7
                   Independent Accountants' Review Report..............     8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of  Operations................     9

 Part II. Other Information

          Item 1.  Legal Proceedings...................................     19

          Item 4.  Submission of Matters to a Vote of Security Holders..    19

          Item 6.  Exhibits and Reports on Form 8-K....................     19

 Signatures.............................................................    20

 Exhibit Index..........................................................    21

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                           MARCH 31    DECEMBER 31   MARCH 31
                                             1996         1995         1995
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   587,278  $   651,641  $   743,786
Federal funds sold and securities pur-
 chased under agreements to resell......        1,600        1,775        3,650
Trading securities......................        3,510        2,978       10,485
Available-for-sale securities...........    2,534,791    2,479,813      481,051
Held-to-maturity securities (market
 value of $2,565,870, $2,193,421 and
 $3,206,175, respectively)..............    2,574,911    2,167,009    3,272,626
Mortgage loans held for sale............      121,672       62,017       79,185
Loans...................................   11,546,007   11,819,809   11,798,102
Less: Allowance for loan losses.........      177,930      178,451      174,398
      Unearned income...................       69,810       76,536       52,987
                                          -----------  -----------  -----------
      Net loans.........................   11,298,267   11,564,822   11,570,717
Premises and equipment, net.............      279,218      276,426      282,828
Customers' acceptance liability.........        3,311        2,007        8,911
Accrued interest receivable and other
 assets.................................      509,828      530,307      614,666
                                          -----------  -----------  -----------
                                          $17,914,386  $17,738,795  $17,067,905
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabili-
 ties:
 Deposits:
 Noninterest-bearing demand.............  $ 1,795,572  $ 1,834,853  $ 1,840,328
 Interest-bearing demand................    3,819,358    3,912,506    3,935,173
 Savings................................    1,025,472    1,005,099      926,277
 Time...................................    5,696,508    5,661,130    5,797,176
 Certificates of deposit of $100,000 or
  more..................................      915,576      995,243      851,003
                                          -----------  -----------  -----------
  Total deposits........................   13,252,486   13,408,831   13,349,957
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,898,094    1,861,090    1,291,228
 Other borrowed funds...................      525,899      490,192      593,225
 Long-term debt.........................      660,496      440,899      344,326
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   16,336,975   16,201,012   15,578,736
Acceptances outstanding.................        3,311        2,007        8,911
Accrued expenses and other liabilities..      204,546      152,301      145,067
                                          -----------  -----------  -----------
  Total liabilities.....................   16,544,832   16,355,320   15,732,714
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none...........          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares
 Issued--60,029,742, 60,030,242 and
  59,679,305 shares, respectively.......       60,030       60,030       59,679
Capital surplus.........................      589,989      590,882      582,452
Retained earnings.......................      812,767      788,170      721,149
Cost of common stock in treasury--
 3,583,932, 2,765,000, and 1,500,000
 shares, respectively...................     (105,479)     (73,192)     (24,173)
Deferred compensation on restricted
 stock..................................       (5,097)      (4,120)      (3,716)
Unrealized gains/(losses) on available-
 for-sale securities, net of deferred
 taxes..................................       17,344       21,705         (200)
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,369,554    1,383,475    1,335,191
                                          -----------  -----------  -----------
                                          $17,914,386  $17,738,795  $17,067,905
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS(UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
                                                           (IN THOUSANDS EXCEPT
                                                              PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans....................................................  $  250,870 $  243,934
Securities:
 Trading securities......................................          41        153
 Available-for-sale securities...........................      38,472      9,899
 Held-to-maturity securities.............................      40,221     53,885
                                                           ---------- ----------
 Total securities........................................      78,734     63,937
Mortgage loans held for sale.............................       1,406      1,724
Federal funds sold and securities purchased under agree-
 ments to resell.........................................         354        466
                                                           ---------- ----------
 Total revenue from earning assets.......................     331,364    310,061
                                                           ---------- ----------
INTEREST EXPENSE
Interest-bearing demand deposits.........................      30,356     38,110
Savings deposits.........................................       6,682      6,707
Time deposits............................................      82,600     72,964
Certificates of deposit of $100,000 or more..............      13,348     11,604
Federal funds purchased and securities sold under agree-
 ments to repurchase.....................................      21,805     18,369
Other borrowed funds.....................................       8,250      9,620
Long-term debt...........................................      10,618      7,203
                                                           ---------- ----------
 Total interest expense..................................     173,659    164,577
                                                           ---------- ----------
NET INTEREST INCOME......................................     157,705    145,484
Provision for loan losses................................      15,120      8,344
                                                           ---------- ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......     142,585    137,140
                                                           ---------- ----------
NONINTEREST REVENUES
Service charges on deposit accounts......................      23,126     20,244
Trust income.............................................      13,481     11,405
Credit card income.......................................       3,182      2,872
Consumer investment services.............................       3,488      1,249
Mortgage income..........................................       1,122      8,342
Interchange income.......................................       1,683      1,092
Letters of credit income.................................       2,034      1,794
Portfolio income.........................................       1,952      3,400
Other operating revenues.................................       5,027      6,409
                                                           ---------- ----------
 Total noninterest revenues..............................      55,095     56,807
                                                           ---------- ----------
NONINTEREST EXPENSES
Salaries and employee benefits...........................      57,239     59,156
Net occupancy expense....................................      13,190     12,253
Equipment expense........................................      12,803     11,114
Marketing expense........................................       4,377      4,542
Postage and office supplies..............................       5,876      6,135
Telephone expense........................................       3,350      3,127
Professional fees........................................       2,225      2,278
FDIC premiums............................................       2,562      7,211
Foreclosed properties expense............................         453         64
Amortization of intangibles..............................       4,167      8,834
Other operating expenses.................................      16,606     16,930
                                                           ---------- ----------
 Total noninterest expenses..............................     122,848    131,644
                                                           ---------- ----------
INCOME BEFORE INCOME TAXES...............................      74,832     62,303
Income taxes.............................................      27,669     22,193
                                                           ---------- ----------
 Net income..............................................  $   47,163 $   40,110
                                                           ========== ==========
Average common shares outstanding........................      57,021     58,103
Earnings per common share................................  $     0.83 $     0.69

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                               UNREALIZED
                         COMMON  CAPITAL   RETAINED  TREASURY     DEFERRED   GAINS/(LOSSES)
                          STOCK  SURPLUS   EARNINGS    STOCK    COMPENSATION ON SECURITIES    TOTAL
                         ------- --------  --------  ---------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
Balance at January 1,
 1996................... $60,030 $590,882  $788,170  $ (73,192)   $(4,120)      $21,705     $1,383,475
Net income..............     -0-      -0-    47,163        -0-        -0-           -0-         47,163
Cash dividends declared
 ($0.40 per common
 share).................     -0-      -0-   (22,566)       -0-        -0-           -0-        (22,566)
Common stock
 transactions:
 Purchase of common
  stock.................     -0-      -0-       -0-    (39,405)       -0-           -0-        (39,405)
 Employee stock plans...     -0-     (924)      -0-      5,832       (977)          -0-          3,931
 Dividend reinvestment..     -0-       31       -0-      1,286        -0-           -0-          1,317
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........     -0-      -0-       -0-        -0-        -0-        (4,361)        (4,361)
                         ------- --------  --------  ---------    -------       -------     ----------
Balance at March 31,
 1996................... $60,030 $589,989  $812,767  $(105,479)   $(5,097)      $17,344     $1,369,554
                         ======= ========  ========  =========    =======       =======     ==========



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.................................................  $ 47,163  $ 40,110
Adjustments to reconcile net income to net cash provided by
 operating activities
 Provision for loan losses.................................    15,120     8,344
 Foreclosed property recoveries............................       -0-      (273)
 Depreciation and amortization of premises and equipment...     6,799     6,748
 Amortization of premiums and discounts on held-to-maturity
  securities and available-for-sale securities.............    (1,043)   (1,477)
 Net (increase) decrease in mortgage loans held for sale...   (59,655)   51,038
 Net increase in trading securities........................      (532)   (2,171)
 Net gains on sales of available-for-sale securities.......    (1,339)   (3,207)
 Net gains on calls of held-to-maturity securities.........      (118)     (151)
 Net decrease in accrued interest receivable and other
  assets...................................................    20,835    15,972
 Net increase in accrued expenses and other liabilities....    49,247    24,913
 Provision for deferred income taxes.......................     5,545       417
 Amortization of intangible assets.........................     4,167     8,834
 Other.....................................................       451      (904)
                                                             --------  --------
 Net cash provided by operating activities.................    86,640   148,193
                                                             --------  --------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-
 sale securities...........................................   203,677     7,192
Proceeds from sales of available-for-sale securities.......   303,731   132,494
Purchases of available-for-sale securities.................  (299,836) (273,484)
Proceeds from maturities, prepayments and calls of held-to-
 maturity securities.......................................   124,525    64,838
Purchases of held-to-maturity securities...................  (532,154)      -0-
Net decrease in federal funds sold and securities purchased
 under agreements to resell................................       175   148,875
Net increase in loans......................................   (20,342) (225,171)
Net purchases of premises and equipment....................    (9,591)   (5,798)
Net cash used for acquisitions.............................       -0-   (13,221)
                                                             --------  --------
 Net cash used by investing activities.....................  (229,815) (164,275)
                                                             --------  --------
FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts.......  (112,056) (201,593)
Net (decrease) increase in time deposits...................   (44,025)  402,469
Net increase in federal funds purchased and securities sold
 under agreements to repurchase............................    37,004    78,505
Net increase (decrease) in other borrowed funds............    36,008   (81,039)
Issuance of long-term debt.................................   220,000       -0-
Payments for maturing long-term debt.......................      (850)  (34,988)
Cash dividends paid........................................   (22,566)  (22,097)
Proceeds from employee stock plans.........................     4,702     1,972
Purchase of common stock...................................   (39,405)      -0-
                                                             --------  --------
 Net cash provided by financing activities.................    78,812   143,229
                                                             --------  --------
(Decrease) increase in cash and cash equivalents...........   (64,363)  127,147
Cash and cash equivalents at beginning of period...........   651,641   616,639
                                                             --------  --------
Cash and cash equivalents at end of period.................  $587,278  $743,786
                                                             ========  ========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of AmSouth and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1995 annual report on Form 10-K.

  Effective January 1, 1996, AmSouth adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The adoption of Statement 121 resulted in no material impact on AmSouth's financial condition or results of operations.

  Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (Statement
122) was adopted by AmSouth effective January 1, 1996. In accordance with Statement 122, the cost of mortgage loans purchased or originated with a definitive plan to sell the loans and retain the mortgage servicing rights is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. The adoption of Statement 122 resulted in no material impact on AmSouth's financial condition or results of operations.

  Cash Flows--For the three months ended March 31, 1996 and 1995, AmSouth paid interest of $169,773,000 and $148,987,000, respectively, and income taxes of $4,782,000 and $813,000, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1996 and 1995 were $5,105,000 and $3,323,000, respectively, and noncash transfers from foreclosed properties to loans were $91,000 and $274,000, respectively. For the three months ended March 31, 1996, a noncash transfer from loans to available-for-sale securities of approximately $266,814,000 was made in connection with a mortgage loan securitization.

  Shareholders' Equity--On March 1, 1996, AmSouth purchased 1,000,000 shares of its common stock at a cost of $39,405,000 for the purpose of satisfying requirements of employee benefit and dividend reinvestment plans and other corporate purposes. This repurchase was part of a plan approved in October 1995. All shares have been repurchased as of March 31, 1996.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


                                          /s/ ERNST & YOUNG LLP




May 9, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $47.2 million for the three months ended March 31, 1996, compared to $40.1 million for the same period of 1995. Earnings per common share were $.83 and $.69, respectively. First quarter earnings resulted in an annualized return on average assets of 1.07% and an annualized return on average equity of 13.78%, compared to .96% and 12.28% for the first quarter of 1995. AmSouth's operating efficiency ratio for the first quarter of 1996 improved to 57.05% compared to 64.14% for the prior year.

 Net Interest Income

  Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1996 was $160.3 million compared to $148.8 million for the same period of 1995. The improvement in net interest income was primarily the result of a $961.1 million increase in average earning asset balances. Net interest margin increased three basis points to 3.91%.

  The increase in average earning assets was primarily due to increases in average securities and average loans net of unearned income. Average securities increased $902.3 million due to the securitization of $352.0 million of variable rate residential first mortgages late in the fourth quarter of 1995 and additional purchases of securities. Average loans net of unearned income increased $111.6 million. Exclusive of residential first mortgages, the increase was $719.7 million, or 10.0%, primarily in commercial, dealer indirect and consumer revolving credit loans.

  The average balance of interest-bearing liabilities increased $729.8 million, funding 75.9% of the growth in average earning assets. An increase of $427.1 million in average Federal funds purchased and securities sold under agreements to repurchase was the primary reason for the increase. Average interest-bearing deposits, primarily savings and time deposits, increased $107.5 million. Other significant changes include a $217.9 million increase in treasury, tax and loan notes, a $150.3 million increase in parent company subordinated long-term debt, related to the issuance of 6.75% debentures, and a $193.5 million decrease in term Federal funds purchased. The remaining growth in average earning assets was funded by decreases in noninterest-earning assets and increases in noninterest-bearing liabilities and shareholders' equity.

 Asset/Liability Management and Interest Rate Risk

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

  The primary tool used by AmSouth to measure interest rate risk is an earnings simulation model which evaluates the impact of different interest rate scenarios on the corporation's projected business plan over a 12 to 24 month horizon. Management feels that a more traditional interest sensitivity gap analysis does not provide a complete picture of the corporation's exposure to interest rate changes since static gap models are a point-in-time measurement and, therefore, do not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns of rate movements in general or changes in prepayment speeds due to changes in rates. AmSouth's earnings simulation model incorporates the effect of these factors in addition to the impact of certain embedded interest rate caps and floors on certain assets and liabilities while also reflecting management's anticipated action under varying interest rate environments.

  Interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of March 31, 1996, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with net interest income in a plus or minus 200 basis point scenario being approximately equal to projected net interest income in a stable interest rate scenario. This level of interest rate risk is well within the corporation's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings and money market accounts, would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  Over the last few years, AmSouth has, from time to time, utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. At March 31, 1996, AmSouth had $1.0 billion notional amount of caps outstanding, consisting of $500.0 million of caps sold and $500.0 million of caps purchased, as hedges on $500.0 million of prime rate loans. This transaction effectively locks-in the historically wide 300 basis point spread between Federal funds and the prime rate in a rising rate environment. In addition to the caps, AmSouth had interest rate swaps in the aggregate notional amount of $150.0 million which were purchased to hedge the cost of $150.0 million of 6.75% subordinated debentures issued in the fourth quarter of 1995. These swaps effectively convert the fixed rate applicable to these debentures to a floating rate tied to the one-month LIBOR rate. At March 31, 1996, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At March 31, 1996, no off-balance sheet instruments were held for trading purposes.

 Credit Quality and Allowance for Loan Losses

  AmSouth maintains an allowance for loan losses which it believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Loan Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is then presented to and subsequently approved by senior management and the Audit and Community Responsibility Committee of the Board of Directors.

  Table 6 presents a five quarter analysis of the allowance for loan losses. At March 31, 1996, the allowance for loan losses was $177.9 million, or 1.55% of loans net of unearned income, compared to $174.4 million, or 1.48%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 169.74% at March 31, 1995 to 195.70% for the same period in 1996 as the level of nonperforming loans decreased by $11.8 million.

  For the three months ended March 31, 1996, net charge-offs were $15.6 million, an increase of $8.8 million compared to the same period of 1995. The increase was primarily in the consumer revolving credit and dealer indirect loan portfolios which grew during the period 36.0% and 15.0%, respectively. Declining trends in credit quality in the consumer sector of the economy also contributed to the increase. Annualized net charge-offs to average loans net of unearned income for the three months ended March 31, 1996 was .54% compared to .24% for the same period of the prior year. The increased level of net charge-offs combined with the growth in the consumer loan portfolio, which traditionally has a higher risk of loss, resulted in a provision for loan losses for the period of $15.1 million.

  Table 7 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets decreased from 1.10% at March 31, 1995 to .95% at March 31, 1996. The level of nonperforming assets decreased $20.4 million during the same period.

  Included in nonperforming assets at March 31, 1996 was a recorded investment of $53.2 million in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. There was no material balance in the allowance for loan losses specifically allocated to these impaired loans as the recorded investment in these loans approximated the fair value of the collateral at March 31, 1996. The average level of impaired loans during the three months ended March 31, 1996 was $55.2 million. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 1996.

 Noninterest Revenues and Noninterest Expenses
 ---------------------------------------------

  Noninterest revenues for the three months ended March 31, 1996 totaled $55.1 million compared to $56.8 million for the same period of the prior year. Compared to the prior year, service charges on deposit accounts increased $2.9 million, or 14.2%. This increase is attributable to a revenue enhancement initiative that was implemented in the second quarter of 1995 to automate the payment of certain demand deposit account service fees. Trust income increased 18.2% to $13.5 million primarily from increased customer activity in personal trusts, new employee benefit plan administration accounts and higher fees. Consumer investment services income increased $2.2 million as a result of higher sales volumes of mutual funds and annuity products. Credit card and interchange income also increased. The 10.8% increase in credit card income reflects a higher level of AmSouth's customers activity and an increased number of cardholder accounts. Interchange income increased 54.1% due to the introduction in 1995 of the AmSouth CheckCard(sm). Offsetting these increases were decreases in mortgage income of $7.2 million, the result of the sale of the corporation's third-party mortgage servicing portfolio in June 1995, and decreases in other operating revenues of $1.4 million related to management's decision to scale down the institutional bond sales area within the correspondent banking division. Excluding income from these areas, noninterest revenues for 1996 increased approximately 15.0% compared to 1995.

  Noninterest expenses for the three months ended March 31, 1996 totaled $122.8 million compared to $131.6 million for the same period of the prior year. Salaries and employee benefits decreased $1.9 million, or 3.2%. Salaries decreased $2.9 million, reflecting a decline in the number of employees due to branch and business consolidations. Employee benefits increased $1.0 million primarily due to a higher company match of employee thrift plan contributions. Increases in net occupancy expense and equipment expense are related to a lease in a new office complex and investments in technology for the consumer and commercial lines of business. Other significant changes in noninterest expenses include a $4.6 million decrease in Federal Deposit Insurance Corporation (FDIC) premiums and a $4.7 million decrease in the amortization of intangibles. FDIC premiums are lower as a result of the FDIC reducing the premium rate on deposits insured by the Bank Insurance Fund (BIF) to zero beginning in 1996. The decrease in amortization of intangibles is due to the elimination of purchased mortgage servicing rights when the corporation's third-party mortgage servicing portfolio was sold in June 1995.

 Capital Adequacy and Shareholders' Equity
 -----------------------------------------

  At March 31, 1996, shareholders' equity totaled $1.4 billion or 7.64% of total assets. Since December 31, 1995, shareholders' equity has decreased $13.9 million due to the purchase of 1,000,000 shares of AmSouth common stock for $39.4 million to provide shares for AmSouth's employee benefit and dividend reinvestment plans and other corporate purposes. This purchase completes a program to repurchase 2,265,000 shares. Partially offsetting this decrease was net income of $47.2 million, reduced by dividends of $22.6 million. Table 10 presents the calculation of the risk-adjusted capital ratios for AmSouth at March 31, 1996 and 1995. At March 31, 1996, AmSouth remained above the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and the regulatory minimum required risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized at March 31, 1996.


 Regulatory Developments
 -----------------------

  Effective January 1, 1996, the FDIC assessment schedule for BIF deposits ranged from 0 to 27 cents per $100 of such deposits, based on each institution's risk classification. Under this assessment schedule, AmSouth's current assessment for BIF deposits is zero. The FDIC has maintaned the assessment rate schedule of 23 to 31 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF). AmSouth's SAIF assessment rate is currently 23 cents per $100 of deposits. At March 31, 1996, AmSouth had a BIF deposit assessment base of $8.5 billion and a SAIF deposit base of $4.6 billion. Legislation has been under consideration in the U.S. Congress which would charge a special one-time assessment on SAIF insured deposits to recapitalize the SAIF to its statutorily mandated minimum designated reserve ratio of 1.25 percent. Under the current proposal, an assessment at a rate of between 75 and 85 cents per $100 of SAIF insured deposits would be imposed. Included in the proposed legislation under consideration is a proposal to lower the special assessment for those institutions with SAIF deposits meeting certain qualifications. The reduction would be achieved by lowering the SAIF deposit assessment base for such institutions by 20 percent prior to the calculation of the special charge. AmSouth believes that most of its SAIF deposits would qualify for this treatment under a current version of this legislation under consideration and, as a result, would incur a one-time cost of approximately $26.0 to $31.0 million on a pre-tax basis if the legislation is passed as currently drafted. The charge to earnings would not occur until the law has been enacted. Due to the uncertain nature of legislative affairs, management cannot predict with any degree of accuracy when the legislation would be enacted, if at all, or what form the final legislation may take.

                          TABLE 1--FINANCIAL SUMMARY

                                            MARCH 31
                                    --------------------------
                                                                   %
                                        1996          1995      CHANGE
                                    ------------  ------------  -----------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income..... $ 11,476,197  $ 11,745,115    (2.3)%
  Total securities.................    5,113,212*    3,764,162*   35.8
  Total assets.....................   17,914,386    17,067,905     5.0
  Total deposits...................   13,252,486    13,349,957    (0.7)
  Shareholders' equity.............    1,369,554     1,335,191     2.6
Year-to-date average balances:
  Loans net of unearned income..... $ 11,673,313  $ 11,561,740     1.0%
  Total securities.................    4,748,731*    3,846,149*   23.5
  Total assets.....................   17,683,545    16,876,928     4.8
  Total deposits...................   13,169,187    13,101,782     0.5
  Shareholders' equity.............    1,376,686     1,324,151     4.0
                                          THREE MONTHS
                                         ENDED MARCH 31
                                    --------------------------
                                                                   %
                                        1996          1995      CHANGE
                                    ------------  ------------  -----------
EARNINGS SUMMARY
  Net income....................... $     47,163  $     40,110    17.6%
  Per common share.................         0.83          0.69    20.3
SELECTED RATIOS
  Return on average assets
   (annualized)....................         1.07%         0.96%
  Return on average equity
   (annualized)....................        13.78         12.28
  Average equity to average
   assets..........................         7.79          7.85
  Allowance for loan losses to
   loans net of unearned income....         1.55          1.48
  Efficiency ratio.................        57.05         64.14
  Dividend payout ratio............        48.19         55.07
COMMON STOCK DATA
  Cash dividends declared.......... $       0.40  $       0.38
  Book value at end of period......        24.26         22.95
  Market value at end of period....        38.88         31.50
  Average common shares
   outstanding.....................       57,021        58,103

- --------
* Includes adjustment for market valuation on available-for-sale securities of $26,947 and $(343) for end of period balances and $31,764 and $(2,416) for year-to-date average balances for 1996 and 1995, respectively.

 TABLE 2--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                1996                                         1995
                     ----------------------------  ----------------------------------------------------------
                            FIRST QUARTER                FOURTH QUARTER                 THIRD QUARTER
                     ----------------------------  ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                            (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
 ASSETS
 Earning assets:
 Loans net of
 unearned income..   $11,673,313  $251,472  8.66%  $11,806,113  $257,968  8.67%  $11,816,908  $256,878  8.62%
 Trading
 securities.......         3,778        41  4.36         5,348        29  2.15         2,797        27  3.83
 Available-for-
 sale securities..     2,354,687    38,472  6.57       642,444    10,627  6.56       496,588     8,900  7.11
 Held-to-maturity
 securities:
 Taxable..........     2,142,855    36,259  6.81     3,158,591    52,453  6.59     2,908,333    48,044  6.55
 Tax-free.........       215,647     5,912 11.03       232,750     6,315 10.76       255,893     6,957 10.79
                     -----------  --------         -----------  --------         -----------  --------
 Total held-to-
 maturity
 securities.......     2,358,502    42,171  7.19     3,391,341    58,768  6.88     3,164,226    55,001  6.90
                     -----------  --------         -----------  --------         -----------  --------
  Total
  securities......     4,716,967    80,684  6.88     4,039,133    69,424  6.82     3,663,611    63,928  6.92
 Other earning
 assets...........       106,629     1,760  6.64        73,533     1,310  7.07        87,315     1,205  5.48
                     -----------  --------         -----------  --------         -----------  --------
  Total earning
  assets..........    16,496,909   333,916  8.14    15,918,779   328,702  8.19    15,567,834   322,011  8.21
 Cash and other
 assets...........     1,333,274                     1,413,087                     1,404,025
 Allowance for
 loan losses......      (178,402)                     (178,948)                     (179,588)
 Market valuation
 on available-for-
 sale securities..        31,764                         5,761                         4,324
                     -----------                   -----------                   -----------
                     $17,683,545                   $17,158,679                   $16,796,595
                     ===========                   ===========                   ===========

 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits..   $ 3,846,787    30,356  3.17   $ 3,823,303    31,756  3.30   $ 3,830,799    33,139  3.43
 Savings
 deposits.........     1,014,277     6,682  2.65     1,002,444     6,810  2.70       986,486     6,805  2.74
 Time deposits....     5,663,879    82,600  5.87     5,709,120    84,805  5.89     5,792,071    85,870  5.88
 Certificates of
 deposit of
 $100,000 or
 more.............       928,322    13,348  5.78       997,469    15,120  6.01       919,357    14,018  6.05
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....     1,674,720    21,805  5.24     1,388,274    19,329  5.52     1,044,177    14,966  5.69
 Other interest-
 bearing
 liabilities......     1,251,371    18,868  6.06       894,723    14,911  6.61       913,192    14,908  6.48
                     -----------  --------         -----------  --------         -----------  --------
  Total interest-
  bearing
  liabilities.....    14,379,356   173,659  4.86    13,815,333   172,731  4.96    13,486,082   169,706  4.99
                                  -------- -----                -------- -----                -------- -----
 Incremental
 interest spread..                          3.28%                         3.23%                         3.22%
                                           =====                         =====                         =====
 Noninterest-
 bearing demand
 deposits.........     1,715,922                     1,738,426                     1,730,937
 Other
 liabilities......       211,581                       221,993                       213,217
 Shareholders'
 equity...........     1,376,686                     1,382,927                     1,366,359
                     -----------                   -----------                   -----------
                     $17,683,545                   $17,158,679                   $16,796,595
                     ===========                   ===========                   ===========
 Net interest
 income/margin on
 a taxable
 equivalent
 basis............                 160,257  3.91%                155,971  3.89%                152,305  3.88%
                                           =====                         =====                         =====
 Taxable
 equivalent
 adjustment:
 Loans............                     602                           682                           745
 Securities.......                   1,950                         2,083                         2,295
                                  --------                      --------                      --------
  Total taxable
  equivalent
  adjustment......                   2,552                         2,765                         3,040
                                  --------                      --------                      --------
  Net interest
  income..........                $157,705                      $153,206                      $149,265
                                  ========                      ========                      ========


                                                 1995
                      ----------------------------------------------------------
                            SECOND QUARTER                 FIRST QUARTER
                      ----------------------------  ----------------------------
                        AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                        BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                      -----------  -------- ------  -----------  -------- ------
                           (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
 ASSETS
 Earning assets:
 Loans net of
 unearned income..   $11,801,298  $254,751  8.66%  $11,561,740  $244,691  8.58%
 Trading
 securities.......         9,194       106  4.62        10,395       157  6.13
 Available-for-
 sale securities..       477,809     8,608  7.23       534,967     9,899  7.50
 Held-to-maturity
 securities:
 Taxable..........     2,970,284    48,378  6.53     3,019,065    48,770  6.55
 Tax-free.........       273,382     7,531 11.05       284,138     7,638 10.90
                     -----------  --------         -----------  --------
 Total held-to-
 maturity
 securities.......     3,243,666    55,909  6.91     3,303,203    56,408  6.93
                     -----------  --------         -----------  --------
  Total
  securities......     3,730,669    64,623  6.95     3,848,565    66,464  7.00
 Other earning
 assets...........        90,660     1,868  8.26       125,537     2,190  7.07
                     -----------  --------         -----------  --------
  Total earning
  assets..........    15,622,627   321,242  8.25    15,535,842   313,345  8.18
 Cash and other
 assets...........     1,479,463                     1,516,028
 Allowance for
 loan losses......      (175,616)                     (172,526)
 Market valuation
 on available-for-
 sale securities..         1,985                        (2,416)
                     -----------                   -----------
                     $16,928,459                   $16,876,928
                     ===========                   ===========
 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits..   $ 3,901,245    36,849  3.79   $ 4,022,419    38,110  3.84
 Savings
 deposits.........       949,737     7,178  3.03       903,844     6,707  3.01
 Time deposits....     5,874,024    84,198  5.75     5,553,978    72,964  5.33
 Certificates of
 deposit of
 $100,000 or
 more.............       911,668    13,537  5.96       865,568    11,604  5.44
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....       946,492    14,518  6.15     1,247,584    18,369  5.97
 Other interest-
 bearing
 liabilities......       993,363    16,102  6.50     1,056,203    16,823  6.46
                     -----------  --------         -----------  --------
  Total interest-
  bearing
  liabilities.....    13,576,529   172,382  5.09    13,649,596   164,577  4.89
                                  -------- -----                -------- -----
 Incremental
 interest spread..                          3.16%                         3.29%
                                           =====                         =====
 Noninterest-
 bearing demand
 deposits.........     1,798,087                     1,755,973
 Other
 liabilities......       212,513                       147,208
 Shareholders'
 equity...........     1,341,330                     1,324,151
                     -----------                   -----------
                     $16,928,459                   $16,876,928
                     ===========                   ===========
 Net interest
 income/margin on
 a taxable
 equivalent
 basis............                 148,860  3.82%                148,768  3.88%
                                           =====                         =====
 Taxable
 equivalent
 adjustment:
 Loans............                     784                           757
 Securities.......                   2,488                         2,527
                                  --------                      --------
  Total taxable
  equivalent
  adjustment......                   3,272                         3,284
                                  --------                      --------
  Net interest
  income..........                $145,588                      $145,484
                                  ========                      ========

- ----
Note: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 3--INTEREST RATE SWAPS, CAPS AND FLOORS

                                          SWAPS
                           -----------------------------------   CAPS
                           RECEIVE FIXED PAY FIXED BASIS OTHER & FLOORS TOTAL
                           ------------- --------- ----- ----- -------- ------
                                              (IN MILLIONS)
Balance at January 1,
 1996.....................     $150        $-0-    $-0-  $-0-   $1,110  $1,260
  Additions...............      -0-         -0-     -0-   -0-      -0-     -0-
  Maturities..............      -0-         -0-     -0-   -0-      -0-     -0-
  Calls...................      -0-         -0-     -0-   -0-      -0-     -0-
  Terminations............      -0-         -0-     -0-   -0-      -0-     -0-
                               ----        ----    ----  ----   ------  ------
Balance at March 31,
 1996.....................     $150        $-0-    $-0-  $-0-   $1,110  $1,260
                               ====        ====    ====  ====   ======  ======

       TABLE 4--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                             MATURE DURING
                                     ----------------------------------
                                     1996   1997   1998   1999    2000   TOTAL
                                     -----  -----  -----  -----  ------  ------
                                             (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount................... $ 150  $ -0-  $ -0-  $ -0-  $  -0-  $  150
  Receive rate......................  6.28%  0.00%  0.00%  0.00%   0.00%   6.28%
  Pay rate..........................  5.41%  0.00%  0.00%  0.00%   0.00%   5.41%
Caps:
  Notional amount................... $  33  $  77  $ -0-  $ -0-  $1,000  $1,110

- --------
Note: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average March 1996 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                                                       NET CHARGE-
                                  LOANS          NONPERFORMING LOANS*      OFFS
                                MARCH 31               MARCH 31          MARCH 31
                         ----------------------- -------------------- ---------------
                            1996        1995       1996       1995     1996     1995
                         ----------- ----------- -------------------- -------  ------
                                               (IN THOUSANDS)
Commercial.............. $ 3,106,683 $ 2,890,408 $  17,096 $   17,465 $  (553) $1,006
Commercial real estate:
 Mortgages..............   1,567,291   1,359,761    35,377     33,051     573     185
 Real estate
  construction..........     586,904     561,346     1,950     12,039    (246)    312
                         ----------- ----------- --------- ---------- -------  ------
 Total commercial real
  estate................   2,154,195   1,921,107    37,327     45,090     327     497
                         ----------- ----------- --------- ---------- -------  ------
Consumer:
 Residential first
  mortgages.............   3,410,054   4,387,423    31,141     27,264     784     226
 Other residential
  mortgages.............     701,321     637,925       980        -0-      24      20
 Dealer indirect........   1,074,124     933,655     3,384        859   5,565   1,227
 Revolving credit.......     470,292     345,829       -0-        -0-   6,388   2,951
 Other consumer.........     629,338     681,755       991     12,067   3,106     939
                         ----------- ----------- --------- ---------- -------  ------
 Total consumer.........   6,285,129   6,986,587    36,496     40,190  15,867   5,363
                         ----------- ----------- --------- ---------- -------  ------
                         $11,546,007 $11,798,102 $  90,919 $  102,745 $15,641  $6,866
                         =========== =========== ========= ========== =======  ======

- --------
* Exclusive of accruing loans 90 days past due.

                       TABLE 6--ALLOWANCE FOR LOAN LOSSES

                             1996                          1995
                          ----------- -----------------------------------------------
                          1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $178,451    $179,550    $179,002    $174,398    $171,167
Loans charged off.......     20,626      13,998      12,290      11,833       9,161
Recoveries of loans
 previously charged
 off....................      4,985       2,809       3,440       4,130       2,295
                           --------    --------    --------    --------    --------
Net charge-offs.........     15,641      11,189       8,850       7,703       6,866
Addition to allowance
 charged to expense.....     15,120      10,090       9,398      12,307       8,344
Allowance acquired in
 acquisitions...........        -0-         -0-         -0-         -0-       1,753
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $177,930    $178,451    $179,550    $179,002    $174,398
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.55%       1.52%       1.51%       1.50%       1.48%
Allowance for loan
 losses to nonperforming
 loans..................     195.70%     185.41%     200.94%     186.25%     169.74%
Allowance for loan
 losses to nonperforming
 assets.................     163.06%     154.49%     171.73%     153.98%     134.67%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.54%       0.38%       0.30%       0.26%       0.24%

                         TABLE 7--NONPERFORMING ASSETS

                            1996                       1995
                          --------  -------------------------------------------
                          MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30   MARCH 31
                          --------  ----------- ------------ --------  --------
                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans........  $ 90,919   $ 96,246     $ 89,355   $ 96,111  $101,964
Restructured loans......       -0-        -0-          -0-        -0-       781
                          --------   --------     --------   --------  --------
  Total nonperforming
   loans................    90,919     96,246       89,355     96,111   102,745
Foreclosed properties...    14,764     16,150       13,144     18,112    24,656
Repossessions...........     3,439      3,114        2,052      2,028     2,097
                          --------   --------     --------   --------  --------
  Total nonperforming
   assets*..............  $109,122   $115,510     $104,551   $116,251  $129,498
                          ========   ========     ========   ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.95%      0.98%        0.88%      0.97%     1.10%
Accruing loans 90 days
 past due...............  $ 40,110   $ 39,618     $ 45,548   $ 34,663  $ 33,685

- --------
* Exclusive of accruing loans 90 days past due.

                              TABLE 8--SECURITIES

                                       MARCH 31, 1996        MARCH 31, 1995
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $2,109,300 $2,093,261 $2,986,023 $2,906,756
  State, county and municipal
   securities......................    208,929    219,273    280,053    292,955
  Other securities.................    256,682    253,336      6,550      6,464
                                    ---------- ---------- ---------- ----------
                                    $2,574,911 $2,565,870 $3,272,626 $3,206,175
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $2,299,853            $  334,980
  Other securities.................    234,938               146,071
                                    ----------            ----------
                                    $2,534,791            $  481,051
                                    ==========            ==========

- --------
Notes:
- -----
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 1996 were approximately 4.6 years and 6.91%, respectively. Included in the balance was $3.9 billion of mortgage-backed securities, $1.5 billion of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at March 31, 1996 were approximately 5.2 years and 6.88%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.1 years.
2. The available-for-sale portfolio included a net unrealized gain of $26.9 million and a net unrealized loss of $343 thousand at March 31, 1996 and 1995, respectively.

                  TABLE 9--OTHER INTEREST-BEARING LIABILITIES

                                                                 MARCH 31
                                                            -------------------
                                                               1996      1995
                                                            ---------- --------
                                                              (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan note............................. $  283,690 $127,014
  Federal Home Loan Bank advances..........................    183,000  282,950
  Term federal funds purchased.............................        -0-  158,000
  Floating Rate Notes Due 1999.............................      6,899    7,147
  Other....................................................     52,310   18,114
                                                            ---------- --------
    Total short-term.......................................    525,899  593,225
                                                            ---------- --------
Long-term:
  Federal Home Loan Bank advances..........................    234,195   68,634
  6.75% Subordinated Debentures Due 2025...................    149,832      -0-
  7.75% Subordinated Notes Due 2004........................    149,252  149,160
  Subordinated Capital Notes Due 1999......................     99,602   99,473
  7.50% Convertible Subordinated Debentures................      4,097    3,876
  Long-term notes payable..................................     23,518   23,183
                                                            ---------- --------
    Total long-term........................................    660,496  344,326
                                                            ---------- --------
    Total other interest-bearing liabilities............... $1,186,395 $937,551
                                                            ========== ========

                            TABLE 10--CAPITAL RATIOS

                                                             MARCH 31
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratio:
  Total assets....................................... $17,914,386  $17,067,905
  Adjusted allowance for loan losses.................     167,914      157,137
  Adjustment for risk-weighting of balance sheet
   items.............................................  (6,473,827)  (6,023,181)
  Adjustment for off-balance sheet items.............   2,123,225    1,643,029
  Unrealized (gains)/losses on available-for-sale
   securities........................................     (27,417)         343
  Less certain intangible assets.....................    (280,556)    (291,568)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $13,423,725  $12,553,665
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,369,554  $ 1,335,191
  Unrealized (gains)/losses on available-for-sale
   securities
   (net of deferred taxes)...........................     (17,344)         200
  Less certain intangible assets.....................    (280,556)    (291,568)
                                                      -----------  -----------
  Tier I capital.....................................   1,071,654    1,043,823
  Adjusted allowance for loan losses.................     167,914      157,137
  Qualifying long-term debt..........................     358,845      229,513
                                                      -----------  -----------
  Tier II capital....................................     526,759      386,650
                                                      -----------  -----------
    Total capital.................................... $ 1,598,413  $ 1,430,473
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        7.98%        8.31%
  Total capital to risk-adjusted assets..............       11.91%       11.39%
Other capital ratios:
  Leverage...........................................        6.16%        6.29%
  Equity to assets...................................        7.64%        7.82%
  Tangible equity to assets..........................        6.17%        5.87%

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, servicing, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama state courts have made large punitive damage awards in such cases. Legislation which would limit these lawsuits has been proposed in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth subsidiaries, due to their complexity and for other reasons. It is not possible to determine with any certainty at this time the corporation's potential exposure from the proceedings. However, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The regular Annual Meeting of Shareholders of AmSouth was held on April 18, 1996, at which meeting the shareholders (a) elected four nominees as directors and (b) voted to approve the 1996 Long Term Incentive Compensation Plan. The following is a tabulation of the voting on these matters.

                             ELECTION OF DIRECTORS

                                                    VOTES                BROKER
NAME                                    VOTES FOR  WITHHELD ABSTENTIONS NONVOTES
- ----                                    ---------- -------- ----------- --------
J. Harold Chandler..................... 47,374,024 317,285      N/A       N/A
Rodney C. Gilbert...................... 47,371,030 320,279      N/A       N/A
Elmer B. Harris........................ 47,301,051 390,258      N/A       N/A
James R. Malone........................ 47,357,838 333,471      N/A       N/A

                          APPROVAL OF 1996 LONG TERM
                          INCENTIVE COMPENSATION PLAN

 VOTES FOR          VOTES AGAINST               ABSTENTIONS               BROKER NONVOTES
 ---------          -------------               -----------               ---------------
 42,556,355           3,227,778                  1,907,176                      -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A)--EXHIBITS

  The exhibits listed in the Exhibit Index at page 21 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B)--FORMS 8-K

  No report on Form 8-K was filed by AmSouth during the period January 1, 1996 to March 31, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

May 13, 1996                                      /s/ C. Dowd Ritter
                                        By: _________________________________
                                                     C. Dowd Ritter
                                           President and Chief Executive Officer

May 13, 1996                                      /s/ Dennis J. Dill
                                        By: _________________________________
                                                     Dennis J. Dill
                                               Executive Vice President
                                               Chief Accounting Officer

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

 3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (1)

 3-b  Bylaws of AmSouth Bancorporation, as amended

10-a  AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan

10-b  Amendment to Employment Agreement for C. Dowd Ritter

10-c  Amendment to Form of Executive Severance Agreement for Certain Executive
      Officers

11    Statement Re: Computation of Earnings per Share

15    Letter Re: Unaudited Interim Financial Information

27    Financial Data Schedule


                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.