Form 10-Q
period 1996-06-30
AMSOUTH BANCORPORATION
filed 1996-08-14
CIK 3133

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

  FOR THE QUARTERLY PERIOD ENDED JUNE 30,       COMMISSION FILE NUMBER 1-7476
                    1996

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              63-0591257
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



         AMSOUTH--SONAT TOWER                           35203
         1900 5TH AVENUE NORTH                       (ZIP CODE)
          BIRMINGHAM, ALABAMA
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

Yes  X   No

  As of August 9, 1996 AmSouth Bancorporation had 56,499,248 shares of common stock outstanding.
- ------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----
 Part I.  Financial Information
          Item 1.  Financial Statements (Unaudited)
                   Consolidated Statement of Condition--June 30, 1996,
                   December 31, 1995,
                    and June 30, 1995..................................     3
                   Consolidated Statement of Earnings--Six months and
                   three months ended
                    June 30, 1996 and 1995.............................     4
                   Consolidated Statement of Shareholders' Equity--Six
                   months ended June 30, 1996..........................     5
                   Consolidated Statement of Cash Flows--Six months
                   ended June 30, 1996 and 1995........................     6
                   Notes to Consolidated Financial Statements..........     7
                   Independent Accountants' Review Report..............     9
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of
                    Operations.........................................    10
 Part II. Other Information
          Item 1.  Legal Proceedings...................................    21
          Item 6.  Exhibits and Reports on Form 8-K....................    21
 Signatures.............................................................   22
 Exhibit Index..........................................................   23

                                     PART I

                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                            JUNE 30    DECEMBER 31    JUNE 30
                                             1996         1995         1995
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   553,049  $   651,641  $   684,354
Federal funds sold and securities
 purchased under agreements to resell...        7,575        1,775        6,750
Trading securities......................        3,603        2,978        2,193
Available-for-sale securities...........    2,514,195    2,479,813      433,480
Held-to-maturity securities (market
 value of $2,737,124, $2,193,421 and
 $3,217,044, respectively)..............    2,770,228    2,167,009    3,205,291
Mortgage loans held for sale............      115,742       62,017       81,115
Loans...................................   11,613,277   11,819,809   11,989,032
Less:Allowance for loan losses..........      178,724      178,451      179,002
  Unearned income.......................       69,946       76,536       75,507
                                          -----------  -----------  -----------
  Net loans.............................   11,364,607   11,564,822   11,734,523
Premises and equipment, net.............      287,489      276,426      276,768
Customers' acceptance liability.........        3,731        2,007        3,200
Accrued interest receivable and other
 assets.................................      520,228      530,307      577,081
                                          -----------  -----------  -----------
                                          $18,140,447  $17,738,795  $17,004,755
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 1,822,694  $ 1,834,853  $ 1,875,828
 Interest-bearing demand................    3,603,624    3,912,506    3,839,009
 Savings................................    1,035,475    1,005,099      968,136
 Time...................................    5,637,413    5,661,130    5,906,759
 Certificates of deposit of $100,000 or
  more..................................      849,113      995,243      881,504
                                          -----------  -----------  -----------
  Total deposits........................   12,948,319   13,408,831   13,471,236
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,675,240    1,861,090      760,582
 Other borrowed funds...................    1,227,425      490,192      908,827
 Long-term debt.........................      709,858      440,899      321,100
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   16,560,842   16,201,012   15,461,745
Acceptances outstanding.................        3,731        2,007        3,200
Accrued expenses and other liabilities..      183,802      152,301      179,227
                                          -----------  -----------  -----------
  Total liabilities.....................   16,748,375   16,355,320   15,644,172
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares;
 Issued and outstanding--none...........          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares
 Issued--60,028,607, 60,030,242 and
  59,868,582 shares, respectively.......       60,029       60,030       59,869
 Capital surplus........................      589,184      590,882      586,952
 Retained earnings......................      838,846      788,170      739,811
 Cost of common stock in treasury--
  3,450,768, 2,765,000, and 1,500,000
  shares, respectively..................     (101,267)     (73,192)     (24,173)
 Deferred compensation on restricted
  stock.................................       (4,588)      (4,120)      (4,748)
 Unrealized gains on available-for-sale
  securities, net of deferred taxes.....        9,868       21,705        2,872
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,392,072    1,383,475    1,360,583
                                          -----------  -----------  -----------
                                          $18,140,447  $17,738,795  $17,004,755
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                           SIX MONTHS          THREE MONTHS
                                          ENDED JUNE 30        ENDED JUNE 30
                                       -------------------  -------------------
                                         1996      1995       1996      1995
                                       --------- ---------  --------- ---------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans................................   $498,534  $497,901   $247,659  $253,967
Securities:
 Trading securities..................         89       253         48       100
 Available-for-sale securities.......     79,384    18,507     40,912     8,608
 Held-to-maturity securities.........     85,497   107,312     45,276    53,427
                                       --------- ---------  --------- ---------
 Total securities....................    164,970   126,072     86,236    62,135
Mortgage loans held for sale.........      3,414     3,073      2,008     1,349
Federal funds sold and securities
 purchased under agreements to
 resell..............................        731       985        382       519
                                       --------- ---------  --------- ---------
 Total revenue from earning assets...    667,649   628,031    336,285   317,970
                                       --------- ---------  --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits.....     59,407    74,959     29,051    36,849
Savings deposits.....................     13,581    13,885      6,899     7,178
Time deposits........................    164,903   157,161     82,303    84,198
Certificates of deposit of $100,000
 or more.............................     25,950    25,142     12,602    13,537
Federal funds purchased and
 securities sold under agreements to
 repurchase..........................     44,278    32,887     22,473    14,518
Other borrowed funds.................     20,767    18,777     12,410     9,157
Long-term debt.......................     20,903    14,148     10,392     6,945
                                       --------- ---------  --------- ---------
 Total interest expense..............    349,789   336,959    176,130   172,382
                                       --------- ---------  --------- ---------
NET INTEREST INCOME..................    317,860   291,072    160,155   145,588
Provision for loan losses............     29,169    20,651     14,049    12,307
                                       --------- ---------  --------- ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES.....................    288,691   270,421    146,106   133,281
                                       --------- ---------  --------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts..     47,007    41,198     23,881    20,954
Trust income.........................     27,899    24,472     14,418    13,067
Credit card income...................      6,902     6,092      3,720     3,220
Consumer investment services.........      7,811     2,872      4,323     1,623
Mortgage income......................      1,831    36,190        709    27,848
Interchange income...................      4,003     2,464      2,320     1,372
Letters of credit income.............      3,954     3,421      1,920     1,627
Portfolio income.....................      4,048     3,449      2,096        49
Other operating revenues.............     11,143    11,373      6,116     4,964
                                       --------- ---------  --------- ---------
 Total noninterest revenues..........    114,598   131,531     59,503    74,724
                                       --------- ---------  --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits.......    114,354   120,829     57,115    61,673
Net occupancy expense................     26,299    29,728     13,109    17,475
Equipment expense....................     26,066    27,877     13,263    16,763
Marketing expense....................      8,865     8,575      4,488     4,033
Postage and office supplies..........     11,671    11,892      5,795     5,757
Telephone expense....................      7,645     6,328      4,295     3,201
Professional fees....................      5,600     6,027      3,375     3,750
FDIC premiums........................      5,238    14,726      2,676     7,515
Foreclosed properties expense........        876      (413)       423      (477)
Amortization.........................      8,602    12,338      4,364     3,469
Other operating expenses.............     35,975    37,211     19,440    20,315
                                       --------- ---------  --------- ---------
 Total noninterest expenses..........    251,191   275,118    128,343   143,474
                                       --------- ---------  --------- ---------
INCOME BEFORE INCOME TAXES...........    152,098   126,834     77,266    64,531
Income taxes.........................     56,230    45,866     28,561    23,673
                                       --------- ---------  --------- ---------
 NET INCOME..........................  $  95,868 $  80,968  $  48,705 $  40,858
                                       ========= =========  ========= =========
Average common shares outstanding....     56,764    58,199     56,508    58,293
Earnings per common share............  $    1.69 $    1.39  $    0.86 $    0.70

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                UNREALIZED
                         COMMON   CAPITAL   RETAINED  TREASURY     DEFERRED   GAINS/(LOSSES)
                          STOCK   SURPLUS   EARNINGS    STOCK    COMPENSATION ON SECURITIES    TOTAL
                         -------  --------  --------  ---------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
Balance at January 1,
 1996................... $60,030  $590,882  $788,170  $ (73,192)   $(4,120)      $ 21,705    $1,383,475
Net income..............     -0-       -0-    95,868        -0-        -0-            -0-        95,868
Cash dividends declared
 ($0.80 per common
 share).................     -0-       -0-   (45,192)       -0-        -0-            -0-       (45,192)
Common stock
 transactions:
 Purchase of common
  stock.................     -0-       -0-       -0-    (40,506)       -0-            -0-       (40,506)
 Employee stock plans...      (1)   (1,684)      -0-      9,721       (468)           -0-         7,568
 Dividend reinvestment..     -0-       (14)      -0-      2,710        -0-            -0-         2,696
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........     -0-       -0-       -0-        -0-        -0-        (11,837)      (11,837)
                         -------  --------  --------  ---------    -------       --------    ----------
Balance at June 30,
 1996................... $60,029  $589,184  $838,846  $(101,267)   $(4,588)      $  9,868    $1,392,072
                         =======  ========  ========  =========    =======       ========    ==========




                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                              ENDED JUNE 30
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $  95,868  $  80,968
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses...............................     29,169     20,651
 Foreclosed property recoveries..........................        -0-       (322)
 Depreciation and amortization of premises and
  equipment..............................................     13,682     13,619
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale securities..     (1,719)    (2,658)
 Net (increase) decrease in mortgage loans held for
  sale...................................................    (53,725)    49,108
 Net( increase) decrease in trading securities...........       (631)     6,113
 Net gains on sales of available-for-sale securities.....     (2,697)    (3,228)
 Net gains on calls of held-to-maturity securities.......       (144)      (196)
 Net decrease in accrued interest receivable and other
  assets.................................................     17,553     28,763
 Net increase in accrued expenses and other liabilities..     21,535     57,232
 Provision (benefit) for deferred income taxes...........     12,361       (874)
 Amortization of intangible assets.......................      8,459     13,037
 Other...................................................      1,537     (1,523)
                                                           ---------  ---------
 Net cash provided by operating activities...............    141,248    260,690
                                                           ---------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities.....................................    342,779     13,222
Proceeds from sales of available-for-sale securities.....    886,509    204,710
Purchases of available-for-sale securities...............   (761,850)  (272,390)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................    213,775    132,741
Purchases of held-to-maturity securities.................   (816,469)       -0-
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell.........     (5,800)   145,775
Net increase in loans....................................   (357,538)  (405,097)
Net purchases of premises and equipment..................    (24,745)    (6,609)
Net cash used for acquisitions...........................        -0-    (13,221)
                                                           ---------  ---------
 Net cash used by investing activities...................   (523,339)  (200,869)
                                                           ---------  ---------
FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts.....   (290,665)  (220,398)
Net (decrease) increase in time deposits.................   (169,354)   543,556
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase.....................   (185,850)  (452,141)
Net increase in other borrowed funds.....................    737,534    234,563
Issuance of long-term debt...............................    420,000        -0-
Payments for maturing long-term debt.....................   (151,634)   (58,526)
Cash dividends paid......................................    (45,192)   (44,278)
Proceeds from employee stock plans.......................      9,166      5,118
Purchase of common stock.................................    (40,506)       -0-
                                                           ---------  ---------
 Net cash provided by financing activities...............    283,499      7,894
                                                           ---------  ---------
(Decrease) increase in cash and cash equivalents.........    (98,592)    67,715
Cash and cash equivalents at beginning of period.........    651,641    616,639
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 553,049  $ 684,354
                                                           =========  =========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited, however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1995 annual report on Form 10-K.

  Effective January 1, 1996, AmSouth adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (Statement 121). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The adoption of Statement 121 resulted in no material impact on AmSouth's financial condition or results of operations.

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

  In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of Statement 125, when adopted on January 1, 1997, on AmSouth's financial condition or results of operations has not been determined at this time.

  Cash Flows--For the six months ended June 30, 1996 and 1995, AmSouth paid interest of $354,698,000 and $328,770,000, respectively, and income taxes of $54,245,000 and $36,926,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1996 and 1995 were $9,764,000 and $8,144,000, respectively, and noncash transfers from foreclosed properties to loans were $154,000 and $789,000, respectively. For the six months ended June 30, 1996, noncash transfers from loans to available-for-sale securities of approximately $514,522,000 and noncash transfers from loans to other assets of approximately $3,886,000 were made in connection with mortgage loan securitizations.

  Shareholders' Equity--On March 1, 1996, AmSouth purchased 1,000,000 shares of its common stock at a cost of $40,506,000 for the purpose of satisfying requirements of employee benefit and dividend reinvestment plans. This repurchase was part of a plan approved in October 1995 and all authorized shares have been repurchased.

  On July 18, 1996, AmSouth's Board of Directors authorized a new plan to repurchase up to five percent of AmSouth's outstanding shares of common stock as of June 30, 1996 or approximately 2.8 million shares from time to time. The shares will be used to fund stock issued under AmSouth's dividend reinvestment and employee benefit plans or for general corporate purposes.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

August 9, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth's net income for the six months ended June 30, 1996 was $95.9 million, an 18.4% increase over net income of $81.0 million for the same period of 1995. On a per common share basis, earnings were $1.69 and $1.39, respectively. Year-to-date net income for 1995 included a pre-tax gain of $25.0 million from the sale of AmSouth's third-party mortgage servicing portfolio. Also included in 1995 year-to-date net income was $22.2 million in nonrecurring expenses primarily associated with productivity initiatives. Year-to-date earnings for 1996 resulted in an annualized return on average assets (ROA) of 1.08% and an annualized return on average equity (ROE) of 14.01% compared to .97% and 12.25%, respectively, for the first six months of 1995. AmSouth's 1996 year-to-date operating efficiency ratio improved to 57.42% compared to 64.20% for the prior year.

  Net income for the second quarter of 1996 was $48.7 million, or $.86 per common share, compared to $40.9 million, or $.70 per common share, for the same period of 1995. ROA and ROE for the second quarter of 1996 were 1.09% and 14.26%, respectively, compared to .97% and 12.22% for the second quarter of 1995.

 Net Interest Income

  Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1996 was $322.8 million, an 8.5% increase over the same period of 1995. The improvement in net interest income was primarily the result of a $1.1 billion increase in year-to-date average earning asset balances. The net interest margin increased five basis points to 3.90%.

  The increase in year-to-date average earning assets, exclusive of the securitizations of residential first mortgages, was primarily due to increases in average securities and loans. Average securities increased $1.1 billion as a result of the securitization of approximately $850 million of variable rate residential first mortgages during the previous nine months and additional purchases of securities. Average loans net of unearned income decreased $57.8 million, however, exclusive of residential first mortgages, average loans net of unearned income increased $762.7 million, or 10.4%, primarily in commercial, dealer indirect and consumer revolving credit loans.

  The year-to-date average balance of interest-bearing liabilities increased $892.4 million, funding 82.5% of the growth in average earning assets. An increase of $621.8 million in average Federal funds purchased and securities sold under agreements to repurchase was the primary reason for the increase. Other significant changes included a $271.2 million increase in treasury, tax and loan notes and a $149.8 million increase in parent company subordinated long-term debt, related to the issuance of 6.75% subordinated debentures during the fourth quarter of 1995. The remaining growth in average earning assets was funded by decreases in noninterest-earning assets and an increase in shareholders' equity.

 Asset/Liability Management

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

  Interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of June 30, 1996, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with net interest income in a plus or minus 200 basis point scenario being less than 2% of projected net interest income in a stable interest rate scenario. This level of interest rate risk is well within the corporation's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings, and money market accounts would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  Over the last few years, AmSouth has, from time to time, utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. At June 30, 1996, AmSouth had $1.0 billion notional amount of caps outstanding, consisting of $500.0 million of caps sold and $500.0 million of caps purchased, as hedges on $500.0 million of prime rate loans. This transaction effectively locked-in the historically wide 300 basis points spread between Federal funds and the prime rate in a rising rate environment. Additionally, $100.0 million notional amount of caps outstanding hedge the cost of designated liabilities. In addition to the caps, AmSouth had interest rate swaps in the aggregate notional amount of $150.0 million which were purchased to hedge the cost of $150.0 million of 6.75% subordinated debentures issued in the fourth quarter of 1995. These swaps effectively converted the fixed rate applicable to these debentures to a floating rate tied to the one-month LIBOR rate. AmSouth also had $130.0 million notional amount of interest rate swaps to hedge designated securities and deposits. At June 30, 1996, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At June 30, 1996, no off-balance sheet instruments were held for trading purposes.

 Credit Quality

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

  Table 7 presents a five quarter analysis of the allowance for loan losses. At June 30, 1996, the allowance for loan losses was $178.7 million, or 1.55% of loans net of unearned income, compared to $179.0 million, or 1.50%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 186.25% at June 30, 1995 to 213.83% for the same period in 1996 as the level of nonperforming loans decreased $12.5 million.

  For the three months ended June 30, 1996, net charge-offs were $13.3 million, an increase of $5.6 million compared to the same period of 1995. Year-to-date net charge-offs were $28.9 million compared to $14.6 million for the prior year. Increases for both periods were primarily in the consumer revolving credit and dealer indirect loan portfolios which grew 26.8% and 10.8%, respectively, from June 30, 1995 to June 30, 1996. However, these portfolios comprised only 4.2% and 9.5%, respectively, of the total loan portfolio. Declining trends in credit quality in the consumer sector of the economy also contributed to the increase in net charge-offs. Annualized net charge-offs to average loans net of unearned income for the three months ended June 30, 1996 was .46% compared to .26% for the same period of the prior year. Year to date, the ratio was .50% compared to .25% for the prior year. The increased level of net charge-offs, combined with the growth in the consumer loan portfolio, which traditionally has a higher risk of loss, resulted in a provision for loan losses for the three months and six months ended June 30, 1996, of $14.0 million and $29.2 million, respectively. Net charge-offs of impaired loans for the six months ended June 30, 1996 were $127 thousand.

  Table 8 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets decreased from
 .97% at June 30, 1995 to .85% at June 30, 1996. The level of nonperforming assets decreased $18.2 million during the same period.

  Included in nonperforming assets at June 30, 1996 and 1995 was a recorded investment of $44.5 million and $61.1 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. There was no material balance in the allowance for loan losses specifically allocated to these impaired loans as the recorded investment in these loans approximated the fair value of the collateral at June 30, 1996. The average balance of impaired loans for the three months ended June 30, 1996 and 1995 was $50.6 million and $62.0 million, respectively, and $52.9 million and $64.0 million, respectively, for the six months ended June 30, 1996 and 1995. AmSouth recorded no material interest income on its impaired loans during the three months and six months ended June 30, 1996 and 1995.

 Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $114.6 million at June 30, 1996 compared to $131.5 million for the same period of the prior year. Included in mortgage income for the prior year was a $25.0 million gain from AmSouth's sale of its third-party mortgage servicing portfolio. Exclusive of the gain, year-to-date noninterest revenues increased 7.6% over the prior year. Compared to the prior year, service charges on deposit accounts increased $5.8 million, or 14.1%. This increase was primarily attributable to a revenue enhancement initiative that was implemented in the second quarter of 1995 to automate the payment of certain demand deposit account service fees. Trust income increased 14.0% to $27.9 million primarily from new employee benefit plan administration accounts, increased personal trust accounts and higher fees. Consumer investment services increased $4.9 million as a result of a higher sales volume of mutual funds and annuity products. The introduction of the AmSouth CheckCardSM in 1995 was the primary reason for a 62.5% increase in interchange income. Credit card income increased 13.3% reflecting a higher level of customer activity and an increased number of cardholder accounts.

  Noninterest revenues for the second quarter of 1996 were $59.5 million. Excluding the effect of the gain from the sale of the third-party mortgage servicing portfolio during the second quarter of 1995, noninterest revenues for the period increased 19.7% over 1995. Changes were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses totaled $251.2 million at June 30, 1996 compared to $275.1 million for the same period of the prior year. Exclusive of the $22.2 million in nonrecurring expenses discussed previously, noninterest expenses remained relatively flat. Salaries and employee benefits, net of $6.7 million of expenses related to business and branch consolidations in 1995, increased slightly. Net occupancy expense increased $2.1 million, net of costs of $5.5 million for branch consolidations in 1995. This increase is primarily related to a new office complex lease. Adjusted for $4.7 million for development costs of new financial systems and the write-off of various leases, equipment expense in 1996 increased $2.9 million primarily due to investments in technology for the consumer and commercial lines of business. Telephone expense increased $1.3 million as the network was established for the consumer and commercial technology projects. Other significant changes in noninterest expenses included a $9.5 million decrease in Federal Deposit Insurance Corporation (FDIC) premiums and a $3.7 million decrease in amortization expense. FDIC premiums were lower as a result of the FDIC reducing the premium rate on deposits insured by the Bank Insurance Fund (BIF) to zero beginning in

1996. The reduction in amortization expense was due to the decrease in purchased mortgage servicing rights as a result of AmSouth's third-party mortgage servicing portfolio sale in June 1995.

  Noninterest expenses for the second quarter of 1996 increased $7.1 million, net of the $22.2 million in nonrecurring expenses previously discussed. For the quarter, salaries and employee benefits increased $2.2 million, net of the $6.7 million discussed previously. This increase was primarily due to a higher company match of employee thrift plan contributions and enhancements to employee life insurance benefits. Other changes were primarily for the same reasons discussed in the year-to-date analysis.

 Capital Adequacy

  At June 30, 1996, shareholders' equity totaled $1.4 billion or 7.67% of total assets. Since December 31, 1995, shareholders' equity has increased $8.6 million due to net income of $95.9 million, reduced by dividends of $45.2 million and partially offset by the purchase of 1,000,000 shares of AmSouth common stock for $40.5 million. This purchase completed a program approved by the Board of Directors in 1995 to repurchase 2,265,000 shares to provide shares for AmSouth's employee benefit and dividend reinvestment plans. In July 1996, the Board of Directors approved an additional program to repurchase from time to time up to five percent of AmSouth's outstanding shares of common stock as of June 30, 1996 or approximately 2.8 million shares. The shares will be used for AmSouth's employee benefit and dividend reinvestment plans or for general corporate purposes.

  Table 11 presents the calculation of the risk-adjusted capital ratios for AmSouth at June 30, 1996 and 1995. At June 30, 1996, AmSouth remained above the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and the regulatory minimum required risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized at June 30, 1996.

 Deposit Insurance Assessments

  Effective January 1, 1996, the FDIC assessment schedule for BIF deposits ranged from 0 to 27 cents per $100 of such deposits, based on each institution's risk classification. AmSouth's current assessment for BIF deposits is zero. The FDIC has maintained the assessment rate schedule of 23 to 31 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF). AmSouth's SAIF assessment rate is currently 23 cents per $100 of deposits. At June 30, 1996, AmSouth had a BIF deposit assessment base of $8.5 billion and a SAIF deposit base of $4.6 billion. Legislation has been under consideration in the U.S. Congress which would charge a special one-time assessment on SAIF insured deposits to recapitalize the SAIF to its statutorily mandated minimum designated reserve ratio of 1.25 percent. Under one proposal, an assessment at a rate between 75 and 85 cents per $100 of SAIF insured deposits would be imposed. Included in this proposed legislation under consideration is a proposal to lower the special assessment for those institutions with SAIF deposits meeting certain qualifications. The reduction would be achieved by lowering the SAIF deposit assessment base for such institutions by 20 percent prior to the calculation of the special charge. AmSouth believes that most of its SAIF deposits would qualify for this treatment under that version of this legislation and, as a result, would incur a one-time cost of approximately $26.0 to $34.0 million on a pre-tax basis if such legislation is passed. The charge to earnings would not occur until the law has been enacted. Due to the uncertain nature of legislative affairs, management cannot predict with any degree of accuracy when the legislation would be enacted, if at all, or what form (including whether any reduction as described above would be included) the final legislation may take.

                           TABLE 1--FINANCIAL SUMMARY

                                                JUNE 30
                                      ------------------------------     %
                                          1996            1995         CHANGE
                                      --------------  --------------  -------------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
 Loans net of unearned income........ $   11,543,331  $   11,913,525      (3.1)%
 Total securities....................      5,288,026*      3,640,964*     45.2
 Total assets........................     18,140,447      17,004,755       6.7
 Total deposits......................     12,948,319      13,471,236      (3.9)
 Shareholders' equity................      1,392,072       1,360,583       2.3
Year-to-date average balances:
 Loans net of unearned income........ $   11,624,393  $   11,682,181      (0.5)%
 Total securities....................      4,936,591*      3,789,089*     30.3
 Total assets........................     17,840,806      16,906,483       5.5
 Total deposits......................     13,120,077      13,269,191      (1.1)
 Shareholders' equity................      1,375,691       1,332,943       3.2

                                SIX MONTHS              THREE MONTHS
                               ENDED JUNE 30            ENDED JUNE 30
                              ----------------    %    ----------------    %
                               1996     1995    CHANGE  1996     1995    CHANGE
                              -------  -------  ------ -------  -------  ------
EARNINGS SUMMARY
 Net income.................. $95,868  $80,968   18.4% $48,705  $40,858   19.2%
 Per common share............    1.69     1.39   21.6     0.86     0.70   22.9
SELECTED RATIOS
 Return on average assets
  (annualized)...............    1.08%    0.97%           1.09%    0.97%
 Return on average equity
  (annualized)...............   14.01    12.25           14.26    12.22
 Average equity to average
  assets.....................    7.71     7.88            7.63     7.92
 Allowance for loan losses to
  loans net of unearned
  income.....................    1.55     1.50            1.55     1.50
 Efficiency ratio............   57.42    64.20           57.79    64.26
COMMON STOCK DATA
 Cash dividends declared..... $  0.80  $  0.76         $  0.40  $  0.38
 Book value at end of
  period.....................   24.60    23.31           24.60    23.31
 Market value at end of
  period.....................   36.12    32.63           36.12    32.63
 Average common shares
  outstanding................  56,764   58,199          56,508   58,293

- --------
* Includes adjustment for market valuation on available-for-sale securities of $15,093 and $4,612 for end of period balances and $26,636 and $(203) for year-to-date average balances for 1996 and 1995, respectively.

TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                      AVERAGE INTEREST-BEARING LIABILITIES

                                     1996                          1995
                          ----------------------------  ----------------------------
                                  SIX MONTHS                    SIX MONTHS
                                 ENDED JUNE 30                 ENDED JUNE 30
                          ----------------------------  ----------------------------
                            AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                          -----------  -------- ------  -----------  -------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $11,624,393  $499,710  8.64%  $11,682,181  $499,442  8.62%
 Trading securities.....        4,072        89  4.40         9,792       263  5.42
 Available-for-sale
  securities............    2,386,999    79,384  6.69       506,230    18,507  7.37
 Held-to-maturity
  securities:
 Taxable................    2,310,210    77,790  6.77     2,994,540    97,148  6.54
 Tax-free...............      208,674    11,506 11.09       278,730    15,169 10.97
                          -----------  --------         -----------  --------
 Total held-to-maturity
  securities............    2,518,884    89,296  7.13     3,273,270   112,317  6.92
                          -----------  --------         -----------  --------
  Total securities......    4,909,955   168,769  6.91     3,789,292   131,087  6.98
 Other earning assets...      129,607     4,145  6.43       111,000     4,058  7.37
                          -----------  --------         -----------  --------
  Total earning assets..   16,663,955   672,624  8.12    15,582,473   634,587  8.21
 Cash and other assets..    1,328,653                     1,498,293
 Allowance for loan
  losses................     (178,438)                     (174,080)
 Market valuation on
  available-for-sale
  securities............       26,636                          (203)
                          -----------                   -----------
                          $17,840,806                   $16,906,483
                          ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $ 3,773,580    59,407  3.17   $ 3,961,497    74,959  3.82
 Savings deposits.......    1,019,952    13,581  2.68       926,918    13,885  3.02
 Time deposits..........    5,680,496   164,903  5.84     5,714,885   157,161  5.55
 Certificates of deposit
  of $100,000 or more...      904,240    25,950  5.77       888,745    25,142  5.70
 Federal funds purchased
  and securities
  sold under agreements
  to repurchase.........    1,721,049    44,278  5.17     1,099,205    32,887  6.03
 Other interest-bearing
  liabilities...........    1,408,934    41,670  5.95     1,024,609    32,925  6.48
                          -----------  --------         -----------  --------
 Total interest-bearing
  liabilities...........   14,508,251   349,789  4.85    13,615,859   336,959  4.99
                                       -------- -----                -------- -----
Incremental interest
 spread.................                         3.27%                         3.22%
                                                =====                         =====
Noninterest-bearing
 demand deposits........    1,741,809                     1,777,146
Other liabilities.......      215,055                       180,535
Shareholders' equity....    1,375,691                     1,332,943
                          -----------                   -----------
                          $17,840,806                   $16,906,483
                          ===========                   ===========
Net interest
 income/margin on a
 taxable equivalent
 basis..................                322,835  3.90%                297,628  3.85%
                                                =====                         =====
Taxable equivalent
 adjustment:
 Loans..................                  1,176                         1,541
 Securities.............                  3,799                         5,015
                                       --------                      --------
 Total taxable
  equivalent
  adjustment............                  4,975                         6,556
                                       --------                      --------
  Net interest income...               $317,860                      $291,072
                                       ========                      ========

- --------
Note: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                               1996
                      ----------------------------------------------------------
                            SECOND QUARTER                 FIRST QUARTER
                      ----------------------------  ----------------------------
                        AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                        BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                      -----------  -------- ------  -----------  -------- ------
                               (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
 ASSETS
 Earning assets:
 Loans net of un-
 earned income......  $11,575,473  $248,233  8.63%  $11,673,313  $251,472  8.66%
 Trading securi-
 ties...............        4,366        48  4.42         3,778        41  4.36
 Available-for-sale
 securities.........    2,419,311    40,912  6.80     2,354,687    38,472  6.57
 Held-to-maturity
 securities:
  Taxable...........    2,477,564    41,531  6.74     2,142,855    36,259  6.81
  Tax-free..........      201,702     5,594 11.15       215,647     5,912 11.03
                      -----------  --------         -----------  --------
  Total held-to-ma-
  turity securi-
  ties..............    2,679,266    47,125  7.07     2,358,502    42,171  7.19
                      -----------  --------         -----------  --------
   Total securi-
   ties.............    5,102,943    88,085  6.94     4,716,967    80,684  6.88
 Other earning as-
 sets...............      152,586     2,390  6.30       106,629     1,760  6.64
                      -----------  --------         -----------  --------
    Total earning
    assets..........   16,831,002   338,708  8.09    16,496,909   333,916  8.14
 Cash and other as-
 sets...............    1,324,032                     1,333,274
 Allowance for loan
 losses.............     (178,475)                     (178,402)
 Market valuation on
 available-for-sale
 securities.........       21,508                        31,764
                      -----------                   -----------
                      $17,998,067                   $17,683,545
                      ===========                   ===========
 LIABILITIES AND
 SHAREHOLDERS' EQ-
 UITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....  $ 3,700,373    29,051  3.16   $ 3,846,787    30,356  3.17
 Savings deposits...    1,025,627     6,899  2.71     1,014,277     6,682  2.65
 Time deposits......    5,697,113    82,303  5.81     5,663,879    82,600  5.87
 Certificates of
 deposit of
 $100,000 or more...      880,157    12,602  5.76       928,322    13,348  5.78
 Federal funds pur-
 chased and securi-
 ties sold under
 agreements to re-
 purchase...........    1,767,378    22,473  5.11     1,674,720    21,805  5.24
 Other interest-
 bearing liabili-
 ties...............    1,566,497    22,802  5.85     1,251,371    18,868  6.06
                      -----------  --------         -----------  --------
  Total interest-
  bearing liabili-
  ties..............   14,637,145   176,130  4.84    14,379,356   173,659  4.86
                                   -------- -----                -------- -----
 Incremental inter-
 est spread.........                         3.25%                         3.28%
                                            =====                         =====
 Noninterest-bearing
 demand deposits....    1,767,696                     1,715,922
 Other liabilities..      219,469                       211,581
 Shareholders' equi-
 ty.................    1,373,757                     1,376,686
                      -----------                   -----------
                      $17,998,067                   $17,683,545
                      ===========                   ===========
 Net interest
 income/margin on a
 taxable equivalent
 basis..............                162,578  3.89%                160,257  3.91%
                                            =====                         =====
 Taxable equivalent
 adjustment:
 Loans..............                    574                           602
 Securities.........                  1,849                         1,950
                                   --------                      --------
  Total taxable
  equivalent ad-
  justment..........                  2,423                         2,552
                                   --------                      --------
   Net interest in-
   come.............               $160,155                      $157,705
                                   ========                      ========


                                                              1995
                       ----------------------------------------------------------------------------------------
                             FOURTH QUARTER                 THIRD QUARTER                SECOND QUARTER
                       ----------------------------  ----------------------------  ----------------------------
                         AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                         BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                       -----------  -------- ------  -----------  -------- ------  -----------  -------- ------

 ASSETS
 Earning assets:
 Loans net of un-
 earned income......  $11,806,113  $257,968  8.67%  $11,816,908  $256,878  8.62%  $11,801,298  $254,751  8.66%
 Trading securi-
 ties...............        5,348        29  2.15         2,797        27  3.83         9,194       106  4.62
 Available-for-sale
 securities.........      642,444    10,627  6.56       496,588     8,900  7.11       477,809     8,608  7.23
 Held-to-maturity
 securities:
  Taxable...........    3,158,591    52,453  6.59     2,908,333    48,044  6.55     2,970,284    48,378  6.53
  Tax-free..........      232,750     6,315 10.76       255,893     6,957 10.79       273,382     7,531 11.05
                      -----------  --------         -----------  --------         -----------  --------
  Total held-to-ma-
  turity securi-
  ties..............    3,391,341    58,768  6.88     3,164,226    55,001  6.90     3,243,666    55,909  6.91
                      -----------  --------         -----------  --------         -----------  --------
   Total securi-
   ties.............    4,039,133    69,424  6.82     3,663,611    63,928  6.92     3,730,669    64,623  6.95
 Other earning as-
 sets...............       73,533     1,310  7.07        87,315     1,205  5.48        90,660     1,868  8.26
                      -----------  --------         -----------  --------         -----------  --------
    Total earning
    assets..........   15,918,779   328,702  8.19    15,567,834   322,011  8.21    15,622,627   321,242  8.25
 Cash and other as-
 sets...............    1,413,087                     1,404,025                     1,479,463
 Allowance for loan
 losses.............     (178,948)                     (179,588)                     (175,616)
 Market valuation on
 available-for-sale
 securities.........        5,761                         4,324                         1,985
                      -----------                   -----------                   -----------
                      $17,158,679                   $16,796,595                   $16,928,459
                      ===========                   ===========                   ===========
 LIABILITIES AND
 SHAREHOLDERS' EQ-
 UITY
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....  $ 3,823,303    31,756  3.30   $ 3,830,799    33,139  3.43   $ 3,901,245    36,849  3.79
 Savings deposits...    1,002,444     6,810  2.70       986,486     6,805  2.74       949,737     7,178  3.03
 Time deposits......    5,709,120    84,805  5.89     5,792,071    85,870  5.88     5,874,024    84,198  5.75
 Certificates of
 deposit of
 $100,000 or more...      997,469    15,120  6.01       919,357    14,018  6.05       911,668    13,537  5.96
 Federal funds pur-
 chased and securi-
 ties sold under
 agreements to re-
 purchase...........    1,388,274    19,329  5.52     1,044,177    14,966  5.69       946,492    14,518  6.15
 Other interest-
 bearing liabili-
 ties...............      894,723    14,911  6.61       913,192    14,908  6.48       993,363    16,102  6.50
                      -----------  --------         -----------  --------         -----------  --------
  Total interest-
  bearing liabili-
  ties..............   13,815,333   172,731  4.96    13,486,082   169,706  4.99    13,576,529   172,382  5.09
                                   -------- -----                -------- -----                -------- -----
 Incremental inter-
 est spread.........                         3.23%                         3.22%                         3.16%
                                            =====                         =====                         =====
 Noninterest-bearing
 demand deposits....    1,738,426                     1,730,937                     1,798,087
 Other liabilities..      221,993                       213,217                       212,513
 Shareholders' equi-
 ty.................    1,382,927                     1,366,359                     1,341,330
                      -----------                   -----------                   -----------
                      $17,158,679                   $16,796,595                   $16,928,459
                      ===========                   ===========                   ===========
 Net interest
 income/margin on a
 taxable equivalent
 basis..............                155,971  3.89%                152,305  3.88%                148,860  3.82%
                                            =====                         =====                         =====
 Taxable equivalent
 adjustment:
 Loans..............                    682                           745                           784
 Securities.........                  2,083                         2,295                         2,488
                                   --------                      --------                      --------
  Total taxable
  equivalent ad-
  justment..........                  2,765                         3,040                         3,272
                                   --------                      --------                      --------
   Net interest in-
   come.............               $153,206                      $149,265                      $145,588
                                   ========                      ========                      ========

- ----
Note: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                        SWAPS
                         ------------------------------------    CAPS
                         RECEIVE FIXED PAY FIXED BASIS  OTHER  & FLOORS TOTAL
                         ------------- --------- -----  -----  -------- ------
                                            (IN MILLIONS)
Balance at January 1,
 1996...................     $150        $ -0-   $ -0-  $ -0-   $1,110  $1,260
  Additions.............      130          -0-     -0-    -0-      -0-     130
  Maturities............      -0-          -0-     -0-    -0-      -0-     -0-
  Calls.................      -0-          -0-     -0-    -0-      -0-     -0-
  Terminations..........      -0-          -0-     -0-    -0-      -0-     -0-
                             ----        -----   -----  -----   ------  ------
Balance at June 30,
 1996...................     $280        $ -0-   $ -0-  $ -0-   $1,110  $1,390
                             ====        =====   =====  =====   ======  ======

       TABLE 5--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                        MATURE DURING
                         ----------------------------------------------
                             1996        1997    1998   1999     2000   TOTAL
                         ------------- --------- -----  -----  -------- ------
                                        (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount.......     $150        $  65   $  50  $  15   $  -0-  $  280
  Receive rate..........     6.28%        6.89%   6.34%  6.78%    0.00%   6.46%
  Pay rate..............     5.47%        5.50%   5.52%  5.50%    0.00%   5.49%
Caps:
  Notional amount.......     $ 33        $  77   $ -0-  $ -0-   $1,000  $1,110

- --------
Note: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average June 1996 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                  LOANS          NONPERFORMING LOANS*  NET CHARGE-OFFS
                                 JUNE 30                JUNE 30            JUNE 30
                         ----------------------- --------------------- ----------------
                            1996        1995        1996       1995     1996     1995
                         ----------- ----------- ---------- ---------- -------  -------
                                                (IN THOUSANDS)
Commercial.............. $ 3,288,848 $ 3,015,616    $14,420    $16,017 $   250  $ 2,455
Commercial real estate:
  Commercial real estate
   mortgages............   1,583,633   1,457,113     26,282     32,778     144      312
  Real estate
   construction.........     645,877     423,723      2,556     12,328    (267)     273
                         ----------- ----------- ---------- ---------- -------  -------
    Total commercial
     real estate........   2,229,510   1,880,836     28,838     45,106    (123)     585
                         ----------- ----------- ---------- ---------- -------  -------
Consumer:
  Residential first
   mortgages............   3,110,198   4,380,941     33,402     27,049   1,513      362
  Other residential
   mortgages............     747,462     650,292      1,147        -0-      73       80
  Dealer indirect.......   1,102,343     995,327      4,435      3,472   7,789    2,796
  Revolving credit......     490,617     387,012        -0-        -0-  12,773    6,392
  Other consumer........     644,299     679,008      1,341      4,467   6,621    1,899
                         ----------- ----------- ---------- ---------- -------  -------
   Total consumer.......   6,094,919   7,092,580     40,325     34,988  28,769   11,529
                         ----------- ----------- ---------- ---------- -------  -------
                         $11,613,277 $11,989,032    $83,583    $96,111 $28,896  $14,569
                         =========== =========== ========== ========== =======  =======

- --------
* Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                                   1996                          1995
                          ----------------------- -----------------------------------
                          2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $ 177,930   $ 178,451   $ 179,550   $ 179,002   $ 174,398
Loans charged off.......     (18,442)    (20,626)    (13,998)    (12,290)    (11,833)
Recoveries of loans pre-
 viously charged off....       5,187       4,985       2,809       3,440       4,130
                           ---------   ---------   ---------   ---------   ---------
Net charge-offs.........     (13,255)    (15,641)    (11,189)     (8,850)     (7,703)
Addition to allowance
 charged to expense.....      14,049      15,120      10,090       9,398      12,307
                           ---------   ---------   ---------   ---------   ---------
Balance at end of peri-
 od.....................   $ 178,724   $ 177,930   $ 178,451   $ 179,550   $ 179,002
                           =========   =========   =========   =========   =========
Allowance for loan
 losses to loans net of
 unearned income........        1.55%       1.55%       1.52%       1.51%       1.50%
Allowance for loan
 losses to nonperforming
 loans..................      213.83%     195.70%     185.41%     200.94%     186.25%
Allowance for loan
 losses to nonperforming
 assets.................      182.29%     163.06%     154.49%     171.73%     153.98%
Net charge-offs to aver-
 age loans net of un-
 earned income
 (annualized)...........        0.46%       0.54%       0.38%       0.30%       0.26%

                         TABLE 8--NONPERFORMING ASSETS

                                1996                       1995
                          -----------------  ---------------------------------
                          JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30
                          -------  --------  ----------- ------------ --------
                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans......... $83,583  $ 90,919   $ 96,246     $ 89,355   $ 96,111
Foreclosed properties....  12,845    14,764     16,150       13,144     18,112
Repossessions............   1,614     3,439      3,114        2,052      2,028
                          -------  --------   --------     --------   --------
  Total nonperforming as-
   sets*................. $98,042  $109,122   $115,510     $104,551   $116,251
                          =======  ========   ========     ========   ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions...........    0.85%     0.95%      0.98%        0.88%      0.97%
Accruing loans 90 days
 past due................ $39,944  $ 40,110   $ 39,618     $ 45,548   $ 34,663

- --------
*Exclusive of accruing loans 90 days past due.

                              TABLE 9--SECURITIES

                                        JUNE 30, 1996         JUNE 30, 1995
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Held-to-maturity
  U.S. Treasury and federal agency
   securities...................... $2,293,413 $2,255,713 $2,927,748 $2,925,946
  State, county and municipal
   securities......................    202,873    211,318    270,993    284,370
  Other securities.................    273,942    270,093      6,550      6,728
                                    ---------- ---------- ---------- ----------
                                    $2,770,228 $2,737,124 $3,205,291 $3,217,044
                                    ========== ========== ========== ==========
Available-for-sale
  U.S. Treasury and federal agency
   securities...................... $2,284,508            $  287,773
  Other securities.................    229,687               145,707
                                    ----------            ----------
                                    $2,514,195            $  433,480
                                    ==========            ==========

- --------
Notes:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 1996 were approximately 4.4 years and 6.98%, respectively. Included in the balance was $3.9 billion of mortgage-backed securities, $1.3 billion of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at June 30, 1996 were approximately 4.7 years and 6.94%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, was approximately 2.5 years.
2. The available-for-sale portfolio included a net unrealized gain of $15.1 million and $4.6 million at June 30, 1996 and 1995, respectively.

                 TABLE 10--OTHER INTEREST-BEARING LIABILITIES

                                                                 JUNE 30
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Short-term:
  Treasury, tax, and loan notes.......................... $  997,210 $  429,958
  Federal Home Loan Bank advances........................    205,000    293,950
  Term federal funds purchased...........................        -0-    165,030
  Floating Rate Notes Due 1999...........................      6,804      7,147
  Other..................................................     18,411     12,742
                                                          ---------- ----------
    Total short-term.....................................  1,227,425    908,827
                                                          ---------- ----------
Long-term:
  Federal Home Loan Bank advances........................    284,079     45,727
  6.75% Subordinated Debentures Due 2025.................    149,836        -0-
  7.75% Subordinated Notes Due 2004......................    149,274    149,183
  Subordinated Capital Notes Due 1999....................     99,634     99,505
  7.50% Convertible Subordinated Debentures..............      4,152      3,931
  Other..................................................     22,883     22,754
                                                          ---------- ----------
    Total long-term......................................    709,858    321,100
                                                          ---------- ----------
    Total other interest-bearing liabilitites............ $1,937,283 $1,229,927
                                                          ========== ==========

                            TABLE 11--CAPITAL RATIOS

                                                              JUNE 30
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratios:
  Total assets....................................... $18,140,447  $17,004,755
  Adjusted allowance for loan losses.................     166,726      163,991
  Adjustment for risk-weighting of balance sheet
   items.............................................  (6,344,062)  (5,776,819)
  Adjustment for off-balance sheet items.............   1,654,438    2,003,619
  Unrealized gains on available-for-sale securities..     (15,093)      (4,612)
  Less certain intangible assets.....................    (276,409)    (293,028)
                                                      -----------  -----------
    Total risk-adjusted assets....................... $13,326,047  $13,097,906
                                                      ===========  ===========
  Shareholders' equity............................... $ 1,392,072  $ 1,360,583
  Unrealized gains on available-for-sale securities
   (net of deferred taxes)...........................      (9,868)      (2,872)
  Less certain intangible assets.....................    (276,409)    (293,028)
                                                      -----------  -----------
  Tier I capital.....................................   1,105,795    1,064,683
                                                      -----------  -----------
  Adjusted allowance for loan losses.................     166,726      163,991
  Qualifying long-term debt..........................     338,964      209,672
                                                      -----------  -----------
  Tier II capital....................................     505,690      373,663
                                                      -----------  -----------
    Total capital.................................... $ 1,611,485  $ 1,438,346
                                                      ===========  ===========
  Tier I capital to total risk-adjusted assets.......        8.30%        8.13%
  Total capital to risk-adjusted assets..............       12.09%       10.98%
Other capital ratios:
  Leverage...........................................        6.24%        6.40%
  Equity to assets...................................        7.67%        8.00%
  Tangible equity to assets..........................        6.24%        6.39%

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

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama state courts have made large punitive damage awards in such cases. Legislation which would limit these lawsuits has been proposed from time to time in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A)--EXHIBITS

  The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B)--REPORTS ON FORM 8-K

  No report on Form 8-K was filed by AmSouth during the period March 31, 1996 to June 30, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

August 13, 1996                                     /s/ C. Dowd Ritter
                                          By__________________________________:
                                                      C. Dowd Ritter
                                               President and Chief Executive
                                                          Officer

August 13, 1996                                     /s/ Dennis J. Dill
                                          By__________________________________:
                                                      Dennis J. Dill
                                               Executive Vice President and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference:

3-a    Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3-b    By-Laws of AmSouth Bancorporation, as amended (2)

11     Statement Re: Computation of Earnings per Share

15     Letter Re: Unaudited Interim Financial Information

27     Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, and incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1996, and incorporated herein by reference.