Form 10-Q
period 1996-09-30
AMSOUTH BANCORPORATION
filed 1996-11-14
CIK 3133

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 COMMISSION FILE NUMBER 1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 63-0591257
    (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OFINCORPORATION OR ORGANIZATION)

        AMSOUTH--SONAT TOWER                              35203
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

YES  X    NO

AS OF NOVEMBER 8, 1996 AMSOUTH BANCORPORATION HAD 56,134,774 SHARES OF COMMON STOCK OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                              PAGE
                                                                                              ----
Part I.   Financial Information
          Item 1. Financial Statements (Unaudited)
                  Consolidated Statement of Condition--September 30, 1996, December 31, 1995,
                   and September 30, 1995....................................................   3
                  Consolidated Statement of Earnings --Nine months and three months ended
                   September 30, 1996 and 1995...............................................   4
                  Consolidated Statement of Shareholders' Equity--Nine months ended
                   September 30, 1996........................................................   5
                  Consolidated Statement of Cash Flows--Nine months ended September 30, 1996
                   and 1995..................................................................   6
                  Notes to Consolidated Financial Statements.................................   7
                  Independent Accountants' Review Report.....................................   9
          Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................  10
Part II.  Other Information
          Item 1. Legal Proceedings..........................................................  21
          Item 6. Exhibits and Reports on Form 8-K...........................................  21
Signatures...................................................................................  22
Exhibit Index................................................................................  23

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                         SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                             1996         1995          1995
                                         ------------  -----------  ------------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks................. $   632,117   $   651,641  $   594,064
Federal funds sold and securities pur-
 chased under agreements to resell......      26,400         1,775        7,250
Trading securities......................       4,238         2,978       11,128
Available-for-sale securities...........   2,712,197     2,479,813      522,805
Held-to-maturity securities (market
 value of $2,703,451, $2,193,421 and
 $3,273,713, respectively)..............   2,722,661     2,167,009    3,258,715
Mortgage loans held for sale............      49,547        62,017       70,841
Loans...................................  11,918,492    11,819,809   12,001,811
Less: Allowance for loan losses.........     179,350       178,451      179,550
  Unearned income.......................      85,855        76,536       79,355
                                         -----------   -----------  -----------
   Net loans............................  11,653,287    11,564,822   11,742,906
Premises and equipment, net.............     293,967       276,426      275,845
Customers' acceptance liability.........       1,627         2,007        1,631
Accrued interest receivable and other
 assets.................................     519,039       530,307      519,050
                                         -----------   -----------  -----------
                                         $18,615,080   $17,738,795  $17,004,235
                                         ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabili-
 ties:
 Deposits:
  Noninterest-bearing demand............ $ 1,867,463   $ 1,834,853  $ 1,768,953
  Interest-bearing demand...............   3,544,414     3,912,506    3,784,405
  Savings...............................   1,050,745     1,005,099      995,434
  Time..................................   5,218,366     5,672,586    5,743,774
  Certificates of deposit of $100,000 or
   more.................................     775,231       995,243      885,362
                                         -----------   -----------  -----------
   Total deposits.......................  12,456,219    13,420,287   13,177,928
 Federal funds purchased and securities
  sold under agreements to repurchase...   1,258,905     1,861,090    1,317,393
 Other borrowed funds...................   1,952,071       478,736      534,881
 Long-term Federal Home Loan Bank ad-
  vances................................     883,883        15,014       29,947
 Other long-term debt...................     421,687       425,885      276,351
                                         -----------   -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................  16,972,765    16,201,012   15,336,500
Acceptances outstanding.................       1,627         2,007        1,631
Accrued expenses and other liabilities..     242,222       152,301      278,885
                                         -----------   -----------  -----------
   Total liabilities....................  17,216,614    16,355,320   15,617,016
                                         -----------   -----------  -----------
Shareholders' equity:
 Preferred stock -- no par value:
  Authorized -- 2,000,000 shares; Issued
   and outstanding -- none..............         -0-           -0-          -0-
 Common stock -- par value $1 a share:
  Authorized -- 200,000,000 shares;
  Issued -- 60,024,582, 60,030,242 and
   59,980,078 shares, respectively......      60,025        60,030       59,980
 Capital surplus........................     589,065       590,882      589,582
 Retained earnings......................     835,552       788,170      763,688
 Cost of common stock in treasury--
  3,370,512, 2,765,000, and 1,500,000
  shares, respectively..................     (97,188)      (73,192)     (24,173)
 Deferred compensation on restricted
  stock.................................      (3,950)       (4,120)      (4,467)
 Unrealized gains on available-for-sale
  securities, net of deferred taxes.....      14,962        21,705        2,609
                                         -----------   -----------  -----------
   Total shareholders' equity...........   1,398,466     1,383,475    1,387,219
                                         -----------   -----------  -----------
                                         $18,615,080   $17,738,795  $17,004,235
                                         ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                          NINE MONTHS          THREE MONTHS
                                       ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                       ------------------  -------------------
                                         1996      1995      1996      1995
                                       --------- --------  --------- ---------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans................................  $ 750,958 $754,034  $ 252,423 $ 256,133
Securities:
 Trading securities..................        134      280         45        27
 Available-for-sale securities.......    122,392   27,407     43,008     8,900
 Held-to-maturity securities.........    132,083  160,018     46,586    52,706
                                       --------- --------  --------- ---------
  Total securities...................    254,609  187,705     89,639    61,633
Mortgage loans held for sale.........      4,631    4,265      1,218     1,192
Federal funds sold and securities
 purchased under agreements to re-
 sell................................      1,046      998        315        13
                                       --------- --------  --------- ---------
  Total revenue from earning assets..  1,011,244  947,002    343,595   318,971
                                       --------- --------  --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits.....     87,712  108,098     28,305    33,139
Savings deposits.....................     20,875   20,690      7,294     6,805
Time deposits........................    245,685  244,298     79,029    85,978
Certificates of deposit of $100,000
 or more.............................     38,246   39,159     12,296    14,018
Federal funds purchased and securi-
 ties sold under agreements to repur-
 chase...............................     68,642   47,853     24,365    14,966
Other borrowed funds.................     29,820   26,370     10,806     8,522
Long-term Federal Home Loan Bank ad-
 vances..............................     13,560    3,276      8,680       673
Other long-term debt.................     23,789   16,921      7,765     5,605
                                       --------- --------  --------- ---------
  Total interest expense.............    528,329  506,665    178,540   169,706
                                       --------- --------  --------- ---------
NET INTEREST INCOME..................    482,915  440,337    165,055   149,265
Provision for loan losses............     46,674   30,049     17,505     9,398
                                       --------- --------  --------- ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES.....................    436,241  410,288    147,550   139,867
                                       --------- --------  --------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts..     70,826   63,137     23,819    21,940
Trust income.........................     42,465   36,811     14,566    12,339
Credit card income...................     10,723    9,710      3,821     3,617
Investment services income...........     12,613    4,946      4,802     2,074
Mortgage income......................      2,409   36,620        578       430
Interchange income...................      6,308    4,007      2,305     1,543
Letters of credit income.............      5,840    4,926      1,886     1,504
Portfolio income.....................      6,763    4,087      2,715       638
Other operating revenues.............     16,828   15,714      5,685     4,342
                                       --------- --------  --------- ---------
  Total noninterest revenues.........    174,775  179,958     60,177    48,427
                                       --------- --------  --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits.......    173,275  173,661     58,921    52,832
Net occupancy expense................     40,202   41,896     13,903    12,168
Equipment expense....................     39,257   39,090     13,191    11,213
Marketing expense....................     13,387   12,662      4,522     4,087
Postage and office supplies..........     17,465   17,576      5,794     5,684
Telephone expense....................     11,691    9,669      4,046     3,342
Professional fees....................      8,249    8,698      2,649     2,671
FDIC premiums........................      7,875   16,835      2,637     2,109
SAIF assessment......................     24,196      -0-     24,196       -0-
Foreclosed properties expense........      1,054     (415)       178        (2)
Amortization.........................     13,073   16,568      4,471     4,229
Other operating expenses.............     53,536   53,867     17,561    16,656
                                       --------- --------  --------- ---------
  Total noninterest expenses.........    403,260  390,107    152,069   114,989
                                       --------- --------  --------- ---------
INCOME BEFORE INCOME TAXES...........    207,756  200,139     55,658    73,305
Income taxes.........................     76,695   73,076     20,465    27,210
                                       --------- --------  --------- ---------
  NET INCOME.........................  $ 131,061 $127,063  $  35,193 $  46,095
                                       ========= ========  ========= =========
Average common shares outstanding....     56,717   58,273     56,623    58,418
Earnings per common share............  $    2.31 $   2.18  $    0.62 $    0.79

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                UNREALIZED
                          COMMON   CAPITAL   RETAINED  TREASURY    DEFERRED   GAINS/(LOSSES)
                           STOCK   SURPLUS   EARNINGS   STOCK    COMPENSATION ON SECURITIES    TOTAL
                          -------  --------  --------  --------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
Balance at January 1,
 1996...................  $60,030  $590,882  $788,170  $(73,192)   $(4,120)      $21,705     $1,383,475
Net income..............      -0-       -0-   131,061       -0-        -0-           -0-        131,061
Cash dividends declared
 ($1.20 per common
 share).................      -0-       -0-   (67,850)      -0-        -0-           -0-        (67,850)
Common stock transac-
 tions:
 Purchase of common
  stock.................      -0-       -0-       -0-   (61,354)       -0-           -0-        (61,354)
 Employee stock plans...       (5)   (1,803)   (3,486)   16,866        170           -0-         11,742
 Dividend reinvestment..      -0-       (14)     (106)    4,124        -0-           -0-          4,004
 Retirement of debt.....      -0-       -0-   (12,237)   16,368        -0-           -0-          4,131
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........      -0-       -0-       -0-       -0-        -0-        (6,743)        (6,743)
                          -------  --------  --------  --------    -------       -------     ----------
Balance at September 30,
 1996...................  $60,025  $589,065  $835,552  $(97,188)   $(3,950)      $14,962     $1,398,466
                          =======  ========  ========  ========    =======       =======     ==========


                See notes to consolidated financial satatements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                      --------------------
                                                         1996       1995
                                                      ----------  --------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..........................................  $  131,061  $127,063
Adjustments to reconcile net income to net cash pro-
 vided by operating activities:
 Provision for loan losses..........................      46,674    30,049
 Foreclosed property provision (recoveries).........         301      (322)
 Depreciation and amortization of premises and
  equipment.........................................      20,698    20,768
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale
  securities........................................      (2,398)   (3,950)
 Net decrease in mortgage loans held for sale.......      12,470    59,382
 Net increase in trading securities.................      (1,260)   (2,748)
 Net gains on sales of available-for-sale securi-
  ties..............................................      (4,936)   (3,170)
 Net gains on calls of held-to-maturity securities..        (288)     (481)
 Net decrease in accrued interest receivable and
  other assets......................................      18,167    83,274
 Net increase in accrued expenses and other liabili-
  ties..............................................      40,937    74,399
 Provision for deferred income taxes................      27,408    10,782
 Amortization of intangible assets..................      12,858    17,219
 Other..............................................       2,558       802
                                                      ----------  --------
  Net cash provided by operating activities.........     304,250   413,067
                                                      ----------  --------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of avail-
 able-for-sale securities...........................     433,504    22,309
Proceeds from sales of available-for-sale securi-
 ties...............................................   1,174,447   219,606
Purchases of available-for-sale securities..........  (1,114,678) (336,671)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities........................     308,565   237,658
Purchases of held-to-maturity securities............    (863,501) (157,421)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell....     (24,625)  145,275
Net increase in loans...............................    (860,412) (426,072)
Net purchases of premises and equipment.............     (38,239)  (12,835)
Net cash used for acquisitions......................         -0-   (13,221)
                                                      ----------  --------
  Net cash used by investing activities.............    (984,939) (321,372)
                                                      ----------  --------
FINANCING ACTIVITIES
Net decrease in demand deposits and savings ac-
 counts.............................................    (289,836) (354,579)
Net (decrease) increase in time deposits............    (667,815)  379,582
Net (decrease) increase in federal funds purchased
 and securities sold under agreements to repurchase.    (602,185)  104,670
Net (decrease) increase in other borrowed funds.....   1,467,942  (133,330)
Issuance of long-term Federal Home Loan Bank ad-
 vances and other long-term debt....................   1,045,000       765
Payments for maturing long-term Federal Home Loan
 Bank advances and
 other long-term debt...............................    (176,861)  (74,757)
Cash dividends paid.................................     (67,850)  (44,278)
Proceeds from employee stock plans..................      14,124     7,657
Purchase of common stock............................     (61,354)      -0-
                                                      ----------  --------
  Net cash provided by financing activities.........     661,165  (114,270)
                                                      ----------  --------
(Decrease) increase in cash and cash equivalents....     (19,524)  (22,575)
Cash and cash equivalents at beginning of period....     651,641   616,639
                                                      ----------  --------  ---
Cash and cash equivalents at end of period..........  $  632,117  $594,064
                                                      ==========  ========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

  Cash Flows--For the nine months ended September 30, 1996 and 1995, AmSouth paid interest of $522,674,000 and $497,491,000, respectively, and income taxes of $59,442,000 and $43,691,000, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1996 and 1995 were $15,333,000 and $11,050,000, respectively, and noncash transfers from foreclosed properties to loans were $942,000 and $2,914,000, respectively. For the nine months ended September 30, 1996, noncash transfers from loans to available-for-sale securities of approximately $706,525,000 and noncash transfers from loans to other assets of approximately $5,309,000 were made in connection with mortgage loan securitizations. For the nine months ended September 30, 1996, a $4,131,000 transfer from long-term debt to shareholders' equity was made due to the redemption of convertible debt.

  Shareholders' Equity--On March 1, 1996, AmSouth purchased 1,000,000 shares of its common stock at a cost of $40,506,000 for the purpose of satisfying requirements of employee benefit and dividend reinvestment plans. This repurchase was part of a plan approved in October 1995 and all authorized shares have been repurchased.

  On July 18, 1996, AmSouth's Board of Directors authorized a new plan to repurchase up to five percent of AmSouth's outstanding shares of common stock as of June 30, 1996, or approximately 2.8 million shares, from time to time. The shares will be used to fund stock issued under AmSouth's dividend reinvestment and employee benefit plans or for general corporate purposes. During the third quarter of 1996, AmSouth purchased 550,000 shares of its common stock at a cost of $20,848,000.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

November 12, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth's reported net income for the nine months ended September 30, 1996 was $131.1 million, a 3.1% increase over net income of $127.1 million for the same period of 1995. On a per common share basis, earnings were $2.31 and $2.18, respectively. Included in year-to-date net income for 1996 was a one-time, pre-tax charge of $24.2 million, or $.27 per share net of tax, required under recently passed federal legislation to recapitalize the Savings Association Insurance Fund (SAIF). Year-to-date net income for 1995 included a pre-tax gain of $25.0 million from the sale of AmSouth's third-party mortgage servicing portfolio. Also included in 1995 year-to-date net income was $22.2 million in nonrecurring expenses primarily associated with productivity initiatives and a refund from the Federal Deposit Insurance Corporation (FDIC) of approximately $5.0 million. Year-to-date earnings for 1996 resulted in an annualized return on average assets (ROA) of .97% and an annualized return on average equity (ROE) of 12.74% compared to 1.01% and 12.62%, respectively, for the first nine months of 1995. Exclusive of the one-time SAIF assessment, ROA and ROE for 1996 was 1.09% and 14.14%, respectively. AmSouth's 1996 year-to-date operating efficiency ratio improved to 60.65% compared to 62.03% for the prior year. Exclusive of the one-time SAIF assessment, 1996 year-to-date operating efficiency ratio was 57.01%.

  Net income for the third quarter of 1996 was $35.2 million, or $.62 per common share, compared to $46.1 million, or $.79 per common share, for the same period of 1995. Exclusive of the one time SAIF assessment, 1996 third quarter net income was $50.4 million, or $.89 per common share. ROA and ROE for the third quarter of 1996 were .77% and 10.08%, respectively, compared to 1.09% and 13.38% for the third quarter of 1995. Third quarter 1996 ROA and ROE were 1.10% and 14.42%, respectively, exclusive of the one-time SAIF assessment.

 Net Interest Income

  Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1996 was $490.1 million, an 8.9% increase over the same period of 1995. The improvement in net interest income was primarily the result of a $1.2 billion increase in year-to-date average earning asset balances. The net interest margin increased four basis points to 3.90% .

  The increase in year-to-date average earning assets was primarily due to an increase in average securities. Average securities increased $1.3 billion as a result of the securitization of approximately $1.0 billion of variable rate residential first mortgages during the previous twelve months and additional purchases of securities. Average loans net of unearned income decreased $68.9 million. Exclusive of residential first mortgages, average loans net of unearned income increased $880.1 million, or 11.9%, primarily in commercial, dealer indirect and consumer revolving credit loans.

  The year-to-date average balance of interest-bearing liabilities increased $1.0 billion, funding 85.9% of the growth in average earning assets. An increase of $690.5 million in average Federal funds purchased and securities sold under agreements to repurchase was the primary reason for the increase. Other significant increases included a $303.9 million increase in treasury, tax and loan notes, a $149.8 million increase in parent company subordinated long-term debt, related to the issuance of 6.75% debentures in the fourth quarter of 1995, and a $193.9 million increase in Federal Home Loan Bank advances. These increases were partially offset by a $214.1 million decrease in interest-bearing deposits. The remaining growth in average earning assets was funded by decreases in noninterest-earning assets and increases in noninterest-bearing liabilities and shareholders' equity.

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

  Interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of September 30, 1996, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with net interest income in a plus or minus 200 basis point scenario being less than 2% of projected net interest income in a stable interest rate scenario. This level of interest rate risk is well within the corporation's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings, and money market accounts would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  Over the last few years, AmSouth has, from time to time, utilized various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. At September 30, 1996, AmSouth had $1.0 billion notional amount of caps outstanding, consisting of $500.0 million of caps sold and $500.0 million of caps purchased, as hedges on $500.0 million of prime rate loans. This transaction effectively locked in the historically wide 300 basis points spread between Federal funds and the prime rate in a rising rate environment. Additionally, $110.0 million notional amount of caps outstanding hedge the cost of designated liabilities. In addition to the caps, AmSouth had interest rate swaps in the aggregate notional amount of $150.0 million which were purchased to hedge the cost of $150.0 million of 6.75% subordinated debentures issued in the fourth quarter of 1995. These swaps effectively converted the fixed rate applicable to these debentures to a floating rate tied to the one-month LIBOR rate. AmSouth also had $220.0 million notional amount of interest rate swaps to hedge designated securities and deposits. At September 30, 1996, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At September 30, 1996, no off-balance sheet instruments were held for trading purposes.

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

  Table 7 presents a five quarter analysis of the allowance for loan losses. At September 30, 1996, the allowance for loan losses was $179.4 million, or 1.52% of loans net of unearned income, compared to $179.6 million, or 1.51%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 200.94% at September 30, 1995 to 221.40% for the same period in 1996 as the level of nonperforming loans decreased $8.3 million.

  For the three months ended September 30, 1996, net charge-offs were $16.9 million, an increase of $8.0 million compared to the same period of 1995. Year-to-date net charge-offs were $45.8 million compared to $23.4 million for the prior year. Increases for both periods were primarily in the consumer revolving credit and dealer indirect loan portfolios which grew 25.6% and 14.3%, respectively, from September 30, 1995 to September 30, 1996. However, these portfolios comprised only 4.2% and 10.0%, respectively, of the total loan portfolio. Declining trends in credit quality in the consumer sector of the economy also contributed to the increase in net charge-offs. Annualized net charge-offs to average loans net of unearned income for the three months ended September 30, 1996 was .57% compared to .30% for the same period of the prior year. Year to date, the ratio was .52% compared to .27% for the prior year. The increased level of net charge-offs, combined with the growth in the consumer loan portfolio, which traditionally has a higher risk of loss, resulted in a provision for loan losses for the three months and nine months ended September 30, 1996, of $17.5 million and $46.7 million, respectively. Net charge-offs of impaired loans for the nine months ended September 30, 1996 were $2.3 million.

  Table 8 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets decreased from
 .88% at September 30, 1995 to .82% at September 30, 1996. The level of nonperforming assets decreased $6.9 million during the same period.

  Included in nonperforming assets at September 30, 1996 and 1995, were $47.4 million and $52.7 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. There was $2.9 million in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 1996 and 1995 was $44.3 million and $56.9 million, respectively, and $50.0 million and $58.8 million, respectively, for the nine months ended September 30, 1996 and 1995. AmSouth recorded no material interest income on its impaired loans during the three months and nine months ended September 30, 1996.

 Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $174.8 million at September 30, 1996 compared to $180.0 million for the same period of the prior year. Included in mortgage income for the prior year is a $25.0 million gain from AmSouth's sale of its third-party mortgage servicing portfolio in the second quarter of 1995. Exclusive of the gain, year-to-date noninterest revenues increased 12.8% over the prior year. Compared to the prior year, service charges on deposit accounts increased $7.7 million, or 12.2%. This increase is attributable to a revenue enhancement initiative that was implemented in the second quarter of 1995 to automate the payment of certain demand deposit account service fees. Trust income increased 15.4% to $42.5 million primarily from new employee benefit plan administration accounts, increased personal trust accounts and higher fees. Investment services income increased $7.7 million primarily as a result of a higher sales volume of annuity products. The introduction of the AmSouth CheckCardSM in 1995 and the expansion of AmSouth's ATM network were the primary reasons for a 57.4% increase in interchange income. Credit card income increased 10.4% reflecting a higher level of customer activity and an increased number of cardholder accounts.

  Noninterest revenues for the third quarter of 1996 were $60.2 million, a 24.3% increase over the same period of the prior year. Changes were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses totaled $403.3 million at September 30, 1996 compared to $390.1 million for the same period of the prior year. Exclusive of the one-time SAIF assessment in 1996 and the $22.2 million in nonrecurring productivity initiative expenses and the approximately $5.0 million FDIC refund in 1995, noninterest expenses increased 1.7%. Salaries and employee benefits, net of $6.7 million of expenses related to business and branch consolidations in 1995, increased $6.3 million primarily due to a higher company match of employee thrift plan contributions and enhancements to employee life insurance benefits. Net occupancy expense increased $3.8 million, net of costs of $5.5 million for branch consolidations in 1995. This increase is primarily related to a lease in a new office complex. Adjusted for $4.7 million for development costs of new financial systems and the write-off of various leases in 1995, equipment expense increased $4.9 million primarily due to investments in technology for the consumer and commercial lines of business. Telephone expense increased $2.0 million as the network was established for the consumer and commercial technology projects. Exclusive of the one-time SAIF assessment in 1996 and a refund from the Federal Deposit Insurance Corporation (FDIC) in the third quarter of 1995, FDIC premiums decreased $14.0 million. FDIC premiums are lower as a result of the FDIC reducing the premium rate on deposits insured by the Bank Insurance Fund (BIF) to zero beginning in 1996. After the one-time assessment, AmSouth's cost for deposit insurance will be lowered by approximately $7.0 million per year primarily due to the reduction in SAIF deposit premium rates. Amortization expense decreased $3.5 million due to the elimination of purchased mortgage servicing rights when AmSouth's third-party mortgage servicing portfolio was sold in June 1995.

  Noninterest expenses for the third quarter of 1996 totaled $152.1 million. Net of the effects of the SAIF assessment and the FDIC refund, noninterest expenses increased $7.9 million , or 6.6% over the third quarter of 1995. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

 Capital Adequacy

  At September 30, 1996, shareholders' equity totaled $1.4 billion or 7.51% of total assets. Since December 31, 1995, shareholders' equity has increased $15.0 million due to net income of $131.1 million, reduced by dividends of $67.9 million and partially offset by the purchase of 1,550,000 shares of AmSouth common stock for $61.4 million. The purchase of 1,000,000 shares in March 1996 completed a program approved by the Board of Directors in 1995 to repurchase 2,265,000 shares to provide shares for AmSouth's employee benefit and dividend reinvestment plans and other corporate purposes. In July 1996, the Board of Directors approved an additional program to repurchase from time to time up to five percent of AmSouth's outstanding shares of common stock as of June 30, 1996 or approximately 2.8 million shares. The shares will be used for the same purposes as the previous program. In August 1996, 550,000 shares were purchased under this program.

  Table 11 presents the calculation of the risk-adjusted capital ratios for AmSouth at September 30, 1996 and 1995. At September 30, 1996, AmSouth remained above the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and the regulatory required risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimum and each subsidiary was well-capitalized at September 30, 1996.

                           TABLE 1--FINANCIAL SUMMARY

                                    SEPTEMBER 30
                             ------------------------------     %
                                 1996            1995         CHANGE
                             --------------  --------------  -------------
                             (IN THOUSANDS EXCEPT PER SHARE DATA)
 BALANCE SHEET SUMMARY
 End-of-period balances:
  Loans net of unearned
   income.................   $   11,832,637  $   11,922,456      (0.8)%
  Total securities........        5,415,847*      3,788,449*     43.0
  Total assets............       18,615,080      17,004,235       9.5
  Total deposits..........       12,456,219      13,177,928      (5.5)
  Shareholders' equity....        1,398,466       1,387,219       0.8
 Year-to-date average bal-
  ances:
  Loans net of unearned
   income.................   $   11,658,708  $   11,727,594      (0.6)%
  Total securities........        5,017,533*      3,746,248*     33.9
  Total assets............       17,969,164      16,869,446       6.5
  Total deposits..........       13,074,206      13,294,728      (1.7)
  Shareholders' equity....        1,374,003       1,346,145       2.1

                                NINE MONTHS                 THREE MONTHS
                            ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                            --------------------    %    --------------------    %
                              1996       1995     CHANGE   1996       1995     CHANGE
                            ---------  ---------  ------ ---------  ---------  ------
 EARNINGS SUMMARY
  Net income.............   $ 131,061  $ 127,063    3.1% $  35,193  $  46,095  (23.7)%
  Per common share.......        2.31       2.18    6.0       0.62       0.79  (21.5)
 SELECTED RATIOS
  Return on average
   assets (annualized)...        0.97%      1.01%             0.77%      1.09%
  Return on average
   equity (annualized)...       12.74      12.62             10.08      13.38
  Average equity to
   average assets........        7.65       7.98              7.62       8.13
  Allowance for loan
   losses to loans net of
   unearned income.......        1.52       1.51              1.52       1.51
  Efficiency ratio.......       60.65      62.03             66.86      57.40
 COMMON STOCK DATA
  Cash dividends
   declared..............   $    1.20  $    1.14         $    0.40  $    0.38
  Book value at end of
   period................       24.68      23.72             24.68      23.72
  Market value at end of
   period................       44.50      38.00             44.50      38.00
  Average common shares
   outstanding...........      56,717     58,273            56,623     58,418
 WITHOUT SAIF ASSESSMENT
  Net income.............   $ 146,280  $ 127,063   15.1% $  50,412  $  46,095    9.4%
  Per common share.......        2.58       2.18   18.3       0.89       0.79   12.7
  Return on average
   assets (annualized)...        1.09%      1.01%             1.10%      1.09%
  Return on average
   equity (annualized)...       14.14      12.62             14.42      13.38
  Efficiency ratio.......       57.01      62.03             56.22      57.40


--------
* Excludes adjustment for market valuation on available-for-sale securities.

         TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE EARNING ASSETS
             AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                     1996                           1995
                         ------------------------------  ----------------------------
                                  NINE MONTHS                    NINE MONTHS
                              ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                         ------------------------------  ----------------------------
                           AVERAGE     REVENUE/  YIELD/    AVERAGE    REVENUE/ YIELD/
                           BALANCE     EXPENSE    RATE     BALANCE    EXPENSE   RATE
                         -----------  ---------- ------  -----------  -------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................ $11,658,708  $  752,662  8.62%  $11,727,594  $756,320  8.62%
 Trading securities.....       3,986         134  4.49         6,745       290  5.75
 Available-for-sale
  securities............   2,414,356     122,392  6.77       502,981    27,407  7.29
 Held-to-maturity
  securities:
  Taxable...............   2,396,223     120,952  6.74     2,965,488   145,192 6.558
  Tax-free..............     202,968      16,612 10.93       271,034    22,126 10.91
                         -----------  ----------         -----------  --------
  Total held-to-maturity
   securities...........   2,599,191     137,564  7.07     3,236,522   167,318  6.91
                         -----------  ----------         -----------  --------
    Total securities....   5,017,533     260,090  6.92     3,746,248   195,015  6.96
 Other earning assets...     119,147       5,677  6.36       103,019     5,263  6.83
                         -----------  ----------         -----------  --------
  Total earning assets..  16,795,388   1,018,429  8.10    15,576,861   956,598  8.21
 Cash and other assets..   1,330,009                       1,467,199
 Allowance for loan
  losses................    (178,548)                       (175,936)
 Market valuation on
  available-for-sale
  securities............      22,315                           1,322
                         -----------                     -----------
                         $17,969,164                     $16,869,446
                         ===========                     ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $ 3,711,128      87,712  3.16   $ 3,917,453   108,098  3.69
 Savings deposits.......   1,028,268      20,875  2.71       946,992    20,690  2.92
 Time deposits..........   5,692,628     245,685  5.76     5,769,648   244,298  5.66
 Certificates of deposit
  of $100,000 or more...     887,055      38,246  5.76       899,062    39,159  5.82
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............   1,771,159      68,642  5.18     1,080,661    47,853  5.92
 Other interest-bearing
  liabilities...........   1,528,263      67,169  5.87       958,309    46,567  6.50
                         -----------  ----------         -----------  --------
  Total interest-bearing
   liabilities..........  14,618,501     528,329  4.83    13,572,125   506,665  4.99
                         -----------  ---------- -----   -----------  -------- -----
 Incremental interest
  spread................                          3.27%                         3.22%
                                                 =====                         =====
 Noninterest-bearing
  demand deposits.......   1,755,127                       1,761,573
 Other liabilities......     221,533                         189,603
 Shareholders' equity...   1,374,003                       1,346,145
                         -----------                     -----------
                         $17,969,164                     $16,869,446
                         ===========                     ===========
Net interest
 income/margin on a
 taxable equivalent
 basis..................                 490,100  3.90%                449,933  3.86%
                                                 =====                         =====
Taxable equivalent
 adjustment:
 Loans..................                   1,704                         2,286
 Securities.............                   5,481                         7,310
                                      ----------                      --------
  Total taxable
   equivalent
   adjustment...........                   7,185                         9,596
                                      ----------                      --------
   Net interest income..              $  482,915                      $440,337
                                      ==========                      ========

--------
Note: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                                            1996
                     ----------------------------------------------------------------------------------------
                            THIRD QUARTER                SECOND QUARTER                 FIRST QUARTER
                     ----------------------------  ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
 ASSETS
 Earning assets:
 Loans net of
  unearned income..  $11,726,594  $252,951  8.58%  $11,575,473  $248,233  8.63%  $11,673,313  $251,472  8.66%
 Trading
  securities.......        3,816        45  4.69         4,366        48  4.42         3,778        41  4.36
 Available-for-
  sale securities..    2,468,474    43,008  6.93     2,419,311    40,912  6.80     2,354,687    38,472  6.57
 Held-to-maturity
  securities:
  Taxable..........    2,566,379    43,162  6.69     2,477,564    41,531  6.74     2,142,855    36,259  6.81
  Tax-free.........      191,680     5,106 10.60       201,702     5,594 11.15       215,647     5,912 11.03
                     -----------  --------         -----------  --------         -----------  --------
  Total held-to-
   maturity
   securities......    2,758,059    48,268  6.96     2,679,266    47,125  7.07     2,358,502    42,171  7.19
                     -----------  --------         -----------  --------         -----------  --------
   Total
    securities.....    5,230,349    91,321  6.95     5,102,943    88,085  6.94     4,716,967    80,684  6.88
 Other earning
  assets...........       98,454     1,533  6.19       152,586     2,390  6.30       106,629     1,760  6.64
                     -----------  --------         -----------  --------         -----------  --------
  Total earning
   assets..........   17,055,397   345,805  8.07    16,831,002   338,708  8.09    16,496,909   333,916  8.14
 Cash and other
  assets...........    1,332,692                     1,324,032                     1,333,274
 Allowance for
  loan losses......     (178,764)                     (178,475)                     (178,402)
 Market valuation
  on available-
  for-sale
  securities.......       13,767                        21,508                        31,764
                     -----------                   -----------                   -----------
                     $18,223,092                   $17,998,067                   $17,683,545
                     ===========                   ===========                   ===========
 LIABILITIES AND
  SHAREHOLDERS'
  EQUITY
 Interest-bearing
  liabilities:
 Interest-bearing
  demand deposits..  $ 3,587,581    28,305  3.14   $ 3,700,373    29,051  3.16   $ 3,846,787    30,356  3.17
 Savings deposits..    1,044,721     7,294  2.78     1,025,627     6,899  2.71     1,014,277     6,682  2.65
 Time deposits.....    5,586,176    79,029  5.63     5,771,320    83,283  5.80     5,721,558    83,372  5.86
 Certificates of
  deposit of
  $100,000 or
  more.............      853,058    12,296  5.73       880,157    12,602  5.76       928,322    13,348  5.78
 Federal funds
  purchased and
  securities
  sold under
   agreements to
   repurchase......    1,870,288    24,365  5.18     1,767,378    22,473  5.11     1,674,720    21,805  5.24
 Other interest-
  bearing
  liabilities......    1,894,780    27,251  5.72     1,492,290    21,822  5.88     1,193,692    18,096  6.10
                     -----------  --------         -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities......   14,836,604   178,540  4.79    14,637,145   176,130  4.84    14,379,356   173,659  4.86
                                  -------- -----                -------- -----                -------- -----
 Incremental
  interest spread..                         3.28%                         3.25%                         3.28%
                                           =====                         =====                         =====
 Noninterest-
  bearing demand
  deposits.........    1,781,474                     1,767,696                     1,715,922
 Other liabilities.      216,683                       219,469                       211,581
 Shareholders'
  equity...........    1,388,331                     1,373,757                     1,376,686
                     -----------                   -----------                   -----------
                     $18,223,092                   $17,998,067                   $17,683,545
                     ===========                   ===========                   ===========
 Net interest
  income/margin on
  a taxable
  equivalent basis.                167,265  3.90%                162,578  3.89%                160,257  3.91%
                                           =====                         =====                         =====
 Taxable equivalent
  adjustment:
 Loans.............                    528                           574                           602
 Securities........                  1,682                         1,849                         1,950
                                  --------                      --------                      --------
  Total taxable
   equivalent
   adjustment......                  2,210                         2,423                         2,552
                                  --------                      --------                      --------
   Net interest
    income.........               $165,055                      $160,155                      $157,705
                                  ========                      ========                      ========

                                              1995
                     ----------------------------------------------------------
                           FOURTH QUARTER                 THIRD QUARTER
                     ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------
 ASSETS
 Earning assets:
 Loans net of
  unearned income.. $11,806,113  $257,968  8.67%  $11,816,908  $256,878  8.62%
 Trading
  securities.......       5,348        29  2.15         2,797        27  3.83
 Available-for-
  sale securities..     642,444    10,627  6.56       496,588     8,900  7.11
 Held-to-maturity
  securities:
  Taxable..........   3,158,591    52,453  6.59     2,908,333    48,044  6.55
  Tax-free.........     232,750     6,315 10.76       255,893     6,957 10.79
                    -----------  --------         -----------  --------
  Total held-to-
   maturity
   securities......   3,391,341    58,768  6.88     3,164,226    55,001  6.90
                    -----------  --------         -----------  --------
   Total
    securities.....   4,039,133    69,424  6.82     3,663,611    63,928  6.92
 Other earning
  assets...........      73,533     1,310  7.07        87,315     1,205  5.48
                    -----------  --------         -----------  --------
  Total earning
   assets..........  15,918,779   328,702  8.19    15,567,834   322,011  8.21
 Cash and other
  assets...........   1,413,087                     1,404,025
 Allowance for
  loan losses......    (178,948)                     (179,588)
 Market valuation
  on available-
  for-sale
  securities.......       5,761                         4,324
                    -----------                   -----------
                    $17,158,679                   $16,796,595
                    ===========                   ===========
 LIABILITIES AND
  SHAREHOLDERS'
  EQUITY
 Interest-bearing
  liabilities:
 Interest-bearing
  demand deposits.. $ 3,823,303    31,756  3.30   $ 3,830,799    33,139  3.43
 Savings deposits..   1,002,444     6,810  2.70       986,486     6,805  2.74
 Time deposits.....   5,770,288    85,680  5.89     5,800,011    85,978  5.88
 Certificates of
  deposit of
  $100,000 or
  more.............     997,469    15,120  6.01       919,357    14,018  6.05
 Federal funds
  purchased and
  securities
  sold under
   agreements to
   repurchase......   1,388,274    19,329  5.52     1,044,177    14,966  5.69
 Other interest-
  bearing
  liabilities......     833,555    14,036  6.68       905,252    14,800  6.49
                    -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities......  13,815,333   172,731  4.96    13,486,082   169,706  4.99
                                 -------- -----                -------- -----
 Incremental
  interest spread..                        3.23%                         3.22%
                                          =====                         =====
 Noninterest-
  bearing demand
  deposits.........   1,738,426                     1,730,937
 Other liabilities.     221,993                       213,217
 Shareholders'
  equity...........   1,382,927                     1,366,359
                    -----------                   -----------
                    $17,158,679                   $16,796,595
                    ===========                   ===========
 Net interest
  income/margin on
  a taxable
  equivalent basis.               155,971  3.89%                152,305  3.88%
                                          =====                         =====
 Taxable equivalent
  adjustment:
 Loans.............                   682                           745
 Securities........                 2,083                         2,195
                                 --------                      --------
  Total taxable
   equivalent
   adjustment......                 2,765                         3,040
                                 --------                      --------
   Net interest
    income.........              $153,206                      $149,265
                                 ========                      ========

----
Note: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                                 SWAPS
                                       -------------------------
                                       RECEIVE  PAY                CAPS
                                        FIXED  FIXED BASIS OTHER & FLOORS TOTAL
                                       ------- ----- ----- ----- -------- ------
                                                     (IN MILLIONS)
Balance at January 1, 1996...........   $150   $-0-  $-0-  $-0-   $1,110  $1,260
 Additions...........................    220    -0-   -0-   -0-      -0-     220
 Maturities..........................    -0-    -0-   -0-   -0-      -0-     -0-
 Calls...............................    -0-    -0-   -0-   -0-      -0-     -0-
 Terminations........................    -0-    -0-   -0-   -0-      -0-     -0-
                                        ----   ----  ----  ----   ------  ------
Balance at September 30, 1996........   $370   $-0-  $-0-  $-0-   $1,110  $1,480
                                        ====   ====  ====  ====   ======  ======

       TABLE 5--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                              MATURE DURING
                                      ---------------------------------
                                      1996   1997  1998   1999    2000   TOTAL
                                      -----  ----  -----  -----  ------  ------
                                             (DOLLARS IN MILLIONS)
Receive fixed swaps:
 Notional amount..................... $ 150  $ 65  $ 115  $  40  $  -0-  $  370
 Receive rate........................  6.28% 6.89%  6.66%  6.70%   0.00%   6.55%
 Pay rate............................  5.50% 5.55%  5.55%  5.66%   0.00%   5.54%
Caps:
 Notional amount..................... $  33  $ 77  $ -0-  $ -0-  $1,000  $1,110

--------
Note: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average September 1996 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                                                          NET CHARGE-OFFS
                                  LOANS           NONPERFORMING LOANS*   NINE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30         SEPTEMBER 30
                         ----------------------- ----------------------- ------------------
                            1996        1995          1996        1995     1996      1995
                         ----------- ----------- -------------- -------- --------  --------
                                                 (IN THOUSANDS)
Commercial.............. $ 3,505,912 $ 3,033,409    $ 17,410    $ 11,554 $  2,331  $  2,971
Commercial real estate:
 Commercial real estate
  mortgages.............   1,619,213   1,476,494      26,361      27,138      (75)    1,393
 Real estate construc-
  tion..................     688,892     496,067       1,930      11,843     (274)      229
                         ----------- -----------    --------    -------- --------  --------
   Total commercial real
    estate..............   2,308,105   1,972,561      28,291      38,981     (349)    1,622
                         ----------- -----------    --------    -------- --------  --------
Consumer:
 Residential first mort-
  gages.................   2,961,250   4,272,370      27,637      30,922    2,045       612
 Other residential mort-
  gages.................     811,945     665,629       1,061       1,106      301      (193)
 Dealer indirect........   1,190,890   1,041,744       4,647       4,525   10,922     5,012
 Revolving credit.......     502,272     399,981         -0-         -0-   20,924    10,274
 Other consumer.........     638,118     616,117       1,961       2,267    9,601     3,121
                         ----------- -----------    --------    -------- --------  --------
  Total consumer........   6,104,475   6,995,841      35,306      38,820   43,793    18,826
                         ----------- -----------    --------    -------- --------  --------
                         $11,918,492 $12,001,811    $ 81,007    $ 89,355 $ 45,775  $ 23,419
                         =========== ===========    ========    ======== ========  ========

--------
* Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                                         1996                          1995
                          ----------------------------------- -----------------------
                          3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $ 178,724   $ 177,930   $ 178,451   $ 179,550   $ 179,002
Loans charged off.......     (21,202)    (18,442)    (20,626)    (13,998)    (12,290)
Recoveries of loans pre-
 viously charged off....       4,323       5,187       4,985       2,809       3,440
                           ---------   ---------   ---------   ---------   ---------
Net charge-offs.........     (16,879)    (13,255)    (15,641)    (11,189)     (8,850)
Addition to allowance
 charged to expense.....      17,505      14,049      15,120      10,090       9,398
                           ---------   ---------   ---------   ---------   ---------
Balance at end of peri-
 od.....................   $ 179,350   $ 178,724   $ 177,930   $ 178,451   $ 179,550
                           =========   =========   =========   =========   =========
Allowance for loan
 losses to loans net of
 unearned income........        1.52%       1.55%       1.55%       1.52%       1.51%
Allowance for loan
 losses to nonperforming
 loans..................      221.40%     213.83%     195.70%     185.41%     200.94%
Allowance for loan
 losses to nonperforming
 assets.................      183.67%     182.29%     163.06%     154.49%     171.73%
Net charge-offs to aver-
 age loans net of un-
 earned income
 (annualized)...........        0.57%       0.46%       0.54%       0.38%       0.30%

                         TABLE 8--NONPERFORMING ASSETS

                                      1996                          1995
                          ------------------------------  ------------------------
                          SEPTEMBER 30 JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30
                          ------------ -------  --------  ----------- ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans........    $81,007    $83,583  $ 90,919   $ 96,246     $ 89,355
Foreclosed properties...     13,874     12,845    14,764     16,150       13,144
Repossessions...........      2,769      1,614     3,439      3,114        2,052
                            -------    -------  --------   --------     --------
 Total nonperforming as-
  sets*.................    $97,650    $98,042  $109,122   $115,510     $104,551
                            =======    =======  ========   ========     ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........       0.82%      0.85%     0.95%      0.98%        0.88%
Accruing loans 90 days
 past due...............    $39,535    $39,944  $ 40,110   $ 39,618     $ 45,548

--------
* Exclusive of accruing loans 90 days past due.

                              TABLE 9--SECURITIES

                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                  ---------------------- ----------------------
                                   CARRYING     MARKET    CARRYING     MARKET
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                  ----------- ---------- ----------- ----------
                                                 (IN THOUSANDS)
Held-to-maturity:
 U.S. Treasury and federal agency
  securities..................... $ 2,267,306 $2,243,054 $ 3,004,790 $3,007,257
 State, county and municipal se-
  curities.......................     191,773    199,774     247,375    259,991
 Other securities................     263,582    260,623       6,550      6,465
                                  ----------- ---------- ----------- ----------
                                  $ 2,722,661 $2,703,451 $ 3,258,715 $3,273,713
                                  =========== ========== =========== ==========
Available-for-sale:
 U.S. Treasury and federal agency
  securities..................... $ 2,431,074            $   333,090
 Other securities................     281,123                189,715
                                  -----------            -----------
                                  $ 2,712,197            $   522,805
                                  ===========            ===========

--------
Notes:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 1996 were approximately 4.5 years and 6.95%, respectively. Included in the balance was $4.1 billion of mortgage-backed securities, $1.2 billion of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at September 30, 1996 were approximately 4.8 years and 7.00%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.6 years.

2. The available-for-sale portfolio included a net unrealized gain of $23.2 million and $4.2 million at September 30, 1996 and 1995, respectively.


                 TABLE 10--OTHER INTEREST-BEARING LIABILITIES

                                                               SEPTEMBER 30
                                                            -------------------
                                                               1996      1995
                                                            ---------- --------
                                                              (IN THOUSANDS)
Other borrowed funds:
 Treasury, tax, and loan notes............................. $1,779,946 $275,482
 Federal Home Loan Bank advances...........................    155,000  161,950
 Term federal funds purchased..............................        -0-   82,030
 Floating Rate Notes Due 1999..............................      6,769    6,899
 Other.....................................................     10,356    8,520
                                                            ---------- --------
   Total other borrowed funds.............................. $1,952,071 $534,881
                                                            ========== ========
Other long-term debt:
 6.75% Subordinated Debentures Due 2025.................... $  149,841 $    -0-
 7.75% Subordinated Notes Due 2004.........................    149,297  149,206
 Subordinated Capital Notes Due 1999.......................     99,666   99,537
 7.50% Convertible Subordinated Debentures.................        -0-    3,986
 Other.....................................................     22,883   23,622
                                                            ---------- --------
   Total other long-term debt.............................. $  421,687 $276,351
                                                            ========== ========

                            TABLE 11--CAPITAL RATIOS

                                                            SEPTEMBER 30
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Risk-adjusted capital ratios:
 Total assets........................................  $18,615,080  $17,004,235
 Adjusted allowance for loan losses..................      170,669      162,136
 Adjustment for risk-weighting of balance sheet
  items..............................................   (6,413,442)  (5,912,037)
 Adjustment for off-balance sheet items..............    1,568,075    1,994,340
 Unrealized gains on available-for-sale securities...      (23,644)      (4,184)
 Less certain intangible assets......................     (272,271)    (288,866)
                                                       -----------  -----------
  Total risk-adjusted assets.........................  $13,644,467  $12,955,624
                                                       ===========  ===========
 Shareholders' equity................................  $ 1,398,466  $ 1,387,219
 Unrealized gains on available-for-sale securities
  (net of deferred taxes)............................      (14,962)      (2,609)
 Less certain intangible assets......................     (272,271)    (288,866)
                                                       -----------  -----------
 Tier I capital......................................    1,111,233    1,095,744
                                                       -----------  -----------
 Adjusted allowance for loan losses..................      171,465      162,136
 Qualifying long-term debt...........................      339,003      208,928
                                                       -----------  -----------
 Tier II capital.....................................      509,672      371,064
                                                       -----------  -----------
  Total capital......................................  $ 1,620,905  $ 1,466,808
                                                       ===========  ===========
 Tier I capital to total risk-adjusted assets........         8.14%        8.46%
 Total capital to risk-adjusted assets...............        11.88%       11.32%
Other capital ratios:
 Leverage............................................         6.19%        6.64%
 Equity to assets....................................         7.51%        8.16%
 Tangible equity to assets...........................         6.14%        6.57%

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

ITEM 6(B)--REPORTS ON FORM 8-K

No report on Form 8-K was filed by AmSouth during the period June 30, 1996 to September 30, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                  /s/ C. Dowd Ritter
November 13, 1996                         By: _________________________________
                                                     C. Dowd Ritter
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

                                                  /s/ Dennis J. Dill
November 13, 1996                         By: _________________________________
                                                     Dennis J. Dill
                                              Executive Vice President and
                                                Chief Accounting Officer

                                 EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

  3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)

  3-b By-Laws of AmSouth Bancorporation (2)

  11 Statement Re: Computation of Earnings per Common Share

  15 Letter Re: Unaudited Interim Financial Information

  21 AmSouth Bancorporation List of Subsidiaries

  27 Financial Data Schedule

                               NOTES TO EXHIBITS

  (1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the
quarter ended March 31,        1993, incorporated herein by reference.

  (2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the
quarter ended March 31,        1996, incorporated herein by reference.