Form 10-K
period 1996-12-31
AMSOUTH BANCORPORATION
filed 1997-03-28
CIK 3133

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                                                     63-0591257
               DELAWARE                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
     (STATE OR OTHER JURISDICTION
   OF INCORPORATION OR ORGANIZATION)


          AmSouth-Sonat Tower
        1900 Fifth Avenue North
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

                               Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $2,792,291,000. (Note 1)

  As of February 28, 1997 AmSouth Bancorporation had 55,798,282 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference herein:
    Annual Report to Shareholders for the year ended December 31, 1996:
    Part I, Part II
    Proxy Statement for Annual Meeting to be held April 17, 1997: Part III

  Note 1: In calculating the market value of securities held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as securities held by affiliates only voting stock owned as of February 28, 1997 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated securities held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as securities held by affiliates of AmSouth. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................    7
 Item 3.  Legal Proceedings.............................................    8
 Item 4.  Submission of Matters to a Vote of Security Holders...........    8
 Executive Officers of the Registrant....................................   8
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   10
 Item 6.  Selected Financial Data.......................................   11
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   12
 Item 8.  Financial Statements and Supplementary Data...................   12
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   12
 PART III
 Item 10. Directors and Executive Officers of the Registrant............   12
 Item 11. Executive Compensation........................................   12
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   12
 Item 13. Certain Relationships and Related Transactions................   12
 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   13
 SIGNATURES..............................................................  14
 EXHIBIT INDEX...........................................................  16

                                    PART I

ITEM 1. BUSINESS

GENERAL

  AmSouth Bancorporation (AmSouth) is a bank holding company which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1996, AmSouth had total consolidated assets of approximately $18.4 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal banking subsidiaries are AmSouth Bank of Alabama, AmSouth Bank of Florida and AmSouth Bank of Tennessee.

  AmSouth Bank of Alabama (AmSouth Alabama), headquartered in Birmingham, Alabama, is the largest subsidiary of AmSouth. As of December 31, 1996, AmSouth Alabama had total consolidated assets of approximately $10.4 billion and total consolidated deposits of approximately $6.8 billion. AmSouth Alabama is a full service bank with 123 banking offices located throughout Alabama at December 31, 1996. Based upon total consolidated assets as of December 31, 1996, AmSouth Alabama was the third largest bank headquartered in Alabama. It offers complete consumer and commercial banking and trust services to businesses and individuals. The Commercial and Business Banking Group of AmSouth Alabama offers a variety of products and services, including commercial lending, international banking and cash management sales and operations. Consumer Banking encompasses a wide variety of transaction, credit and investment services to meet the needs of a diverse consumer customer base. AmSouth Alabama's network of automated teller machines is linked with shared automated tellers in all 50 states. The Trust Division of AmSouth Alabama is the largest in Alabama with more assets under management than any other bank in Alabama. It offers a complete array of trust services including estate and trust planning, investment management for individuals and corporations, land and natural resources management, employee benefit administration, and administration of debt issues and provision of transfer agent services for equity issues for corporations. AmSouth Alabama also provides additional services through several subsidiaries. One such subsidiary, AmSouth Leasing Corporation, is a specialized lender providing equipment leasing. Brokerage services and investment sales are provided by another subsidiary, AmSouth Investment Services, Inc., a registered broker-dealer.

  AmSouth Bank of Florida (AmSouth Florida) is headquartered in Tampa, Florida. At December 31, 1996, AmSouth Florida had total consolidated assets of approximately $7.0 billion and total consolidated deposits of approximately $4.6 billion and was the fifth largest bank headquartered in Florida. It is a full-service bank that offers services similar to those offered by AmSouth Alabama. At December 31, 1996, AmSouth Florida operated 117 banking offices in Florida.

  AmSouth Bank of Tennessee (AmSouth Tennessee) is headquartered in Chattanooga, Tennessee. At December 31, 1996, AmSouth Tennessee had total assets of approximately $1.1 billion and total deposits of approximately $755 million and was the eighth largest bank headquartered in Tennessee. AmSouth Tennessee offers banking services similar to those of AmSouth Alabama. At December 31, 1996, AmSouth Tennessee operated 23 offices in Tennessee. AmSouth also owns two other smaller banking subsidiaries: AmSouth Bank of Walker County, located in Jasper, Alabama, and AmSouth Bank of Georgia, headquartered in Rome, Georgia. All of AmSouth's banking subsidiaries are state-chartered banks that are members of the Federal Reserve System.

  As of February 28, 1997, AmSouth and its subsidiaries had 6,461 employees.

COMPETITION

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies and financial service operations of major retailers. Areas of competition include prices, interest rates, services and availability of products. AmSouth also competes with the other bank holding companies headquartered in Alabama, Florida, Tennessee, Georgia and other southeastern states for the acquisition of financial institutions.

  At December 31, 1996, of the bank holding companies headquartered in Alabama, AmSouth was the third largest in terms of equity capital and total assets. However, in some geographic areas of Alabama, AmSouth's market share is smaller than that of other banks and financial institutions competing in those areas. Also, AmSouth is significantly smaller than many of the financial institutions competing in Florida, Tennessee and Georgia.

  Various regulatory developments and existing laws have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions expanded their out-of-state activities, and various states enacted legislation intended to allow certain interstate banking combinations which otherwise would have been prohibited by federal law. For a number of years, the Bank Holding Company Act of 1956, as amended (the BHCA), generally provided that no company which owned or controlled a commercial bank in the United States could acquire ownership or control of a commercial bank in a state other than the state in which the company's banking subsidiaries were principally located unless the acquisition was specifically authorized by the laws of the state in which the bank being acquired was located.

  For a number of years Alabama had a reciprocal interstate banking law that allowed banks in several other states (primarily in the Southeast) and the District of Columbia to acquire banks in Alabama provided there was reciprocal legislation in the other jurisdictions. Alabama bank holding companies were thereby permitted to acquire banks in the jurisdictions specified in the law which had adopted such reciprocal legislation. These laws resulted in a significant increase in competition for banking services in Alabama, Florida, Tennessee, Georgia and the other affected areas.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching by May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Although the management of AmSouth cannot predict with certainty the full effect of the IBBEA on AmSouth, it is probable that the IBBEA will result in greater consolidation within the banking industry.

  AmSouth's subsidiary banks (the Subsidiary Banks) have filed applications with the relevant regulatory authorities for the merger into AmSouth Bank Alabama of all of the other Subsidiary Banks. The resulting bank would continue to be a state member bank headquartered in Birmingham, Alabama, and would operate under the name "AmSouth Bank". There can be no assurance that all necessary regulatory approvals will be received or as to the timing of any action with respect to the proposed mergers.

BUSINESS COMBINATIONS

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

SUPERVISION AND REGULATION

  The following discussion addresses the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to AmSouth. Regulation of financial institutions such as AmSouth and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the FDIC) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors.

  The following is a summary of certain statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but they may have a material effect on the business and results of banking organizations, including AmSouth.

 GENERAL

  As a bank holding company, AmSouth is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

  The Subsidiary Banks are subject to supervision and examination by applicable federal and state banking agencies. As state banks that are members of the Federal Reserve System, they are generally subject to regulation and supervision by both the Federal Reserve Board and the banking agencies of the states in which they are located. Each of the Subsidiary Banks is also an insured depository institution, and, therefore, also subject to regulation by the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

  Various legislative proposals have been made that would affect the operations of bank holding companies and their subsidiaries, including proposals to revise the bank regulatory system and to allow affiliations between bank holding companies and nonbank entities that are restricted under current law. AmSouth is unable to predict whether any of these proposals will be adopted and, if so, what their effect on AmSouth would be.

 PAYMENT OF DIVIDENDS

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth's capital stock and to pay interest and principal on any debt of AmSouth, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Subsidiary Banks also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See "Capital Adequacy and Related Matters" below.

  Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank's surplus is equal to at least 20 percent of capital. AmSouth Alabama is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (a) the bank's net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from AmSouth Alabama's surplus without the prior written approval of the Superintendent.

  The other Subsidiary Banks are also subject to varying restrictions on the payment of dividends under applicable state laws. Under Florida law, before declaring a dividend, AmSouth Florida must (a) have transferred 20 percent of its net profits for the period covered by the dividend to its surplus fund until the fund is at least equal to the amount of common and preferred stock outstanding and (b) have charged off bad debts, depreciation and other worthless assets and made provision for reasonably anticipated future losses on loans and other assets. AmSouth Florida may then declare a quarterly, semiannual or annual dividend equal to the net profits for the period covered by the dividend plus its retained net profits for the preceding two years. AmSouth Florida may not declare a dividend from retained net profits that accrued prior to the preceding two years without the approval of the Florida Department of Banking and Finance. AmSouth Florida may not declare any dividend if its net income from the current year combined with net income from the preceding two years is a loss or would cause the capital of the bank to fall below the minimum amount required by law or regulation.

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

  In addition, as members of the Federal Reserve System, each Subsidiary Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year could exceed the total of (a) the bank's net profits (as defined and interpreted by regulation) for that year, plus (b) the bank's retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock, if any is outstanding. Each Subsidiary Bank also can pay dividends only to the extent that its retained net profits (including the portion transferred to surplus) exceed its losses and bad debts.

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, under the Federal Deposit Insurance Act (the FDI Act), an insured bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized. Moreover, the Federal Reserve Board has issued a policy statement which provides that bank holding companies and state member banks should generally only pay dividends out of current operating earnings.

  At December 31, 1996, under dividend restrictions imposed under federal and state laws, including those described above, the Subsidiary Banks, without obtaining government approvals, could declare aggregate dividends of approximately $188.4 million.

 CAPITAL ADEQUACY AND RELATED MATTERS

 Capital Guidelines

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1996, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.87 percent and 11.54 percent, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1996 was
6.20 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  Each of the Subsidiary Banks itself is subject to risk-based and leverage capital requirements, similar to those described above. Each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1996. Neither AmSouth nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels, and several proposals are under consideration that would increase capital to address particular issues. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a state member bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital ratio of at least 4 percent and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered:
(a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and
(c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 1996, all of the Subsidiary Banks had capital ratios sufficient to qualify as well capitalized.

  The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 1996.

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

  Significantly undercapitalized insured depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized insured depository institutions are subject to appointment of a receiver or conservator.

 Brokered Deposits

  The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because all the Subsidiary Banks were well capitalized as of December 31, 1996, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the Subsidiary Banks.

 HOLDING COMPANY STRUCTURE

  There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from its Subsidiary Banks. Each Subsidiary Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank and non-savings bank affiliates to the following amounts: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of such Subsidiary Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of such Subsidiary Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

 FDIC DEPOSIT INSURANCE ASSESSMENTS

  The Subsidiary Banks are subject to FDIC deposit insurance assessments pursuant to two separate assessment schedules, one applicable to those deposits insured by the Bank Insurance Fund (BIF) and another applicable to those deposits insured by the Savings Association Insurance Fund (SAIF). The FDIC reduced the assessments it charges on bank deposits insured by the BIF to the statutory minimum of $2,000 for most well-capitalized banks, effective January 1, 1996. Assessments applicable to deposits insured by the SAIF, including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100 of deposits.

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 (DIFA) was enacted and signed into law. DIFA imposed a one-time special assessment on deposits insured by the SAIF. The special assessments payable by AmSouth's Subsidiary Banks pursuant to this provision totaled $24.2 million before taxes, or $.27 per share after tax, and was accrued during the third quarter of 1996. Furthermore, because the SAIF met its statutorily mandated designated reserve ratio after giving effect to this special assessment, the FDIC reduced the assessment rate for deposits subject to assessment by the SAIF to the statutory minimum of $2,000 for most well-capitalized banks, effective January 1, 1997.

  In addition, DIFA requires that depository institutions pay assessments to pay for the cost of Financing Corporation or "FICO" bonds. The assessments to be imposed on insured depository institutions for this purpose through January 1, 2000 are $1.30 per $100 with respect to deposits insured by the BIF and $6.48 per $100 with respect to deposits insured by the SAIF. AmSouth currently estimates assessments for this purpose may amount to up to $4.0 million in 1997, with similar assessments each year through 1999. Beginning January 1, 2000, the FICO-related assessment rates for BIF and SAIF deposits will both be $2.43 per $100.

 DEPOSITOR PREFERENCE

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

ITEM 2. PROPERTIES

  The executive offices of AmSouth are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by AmSouth Alabama through an unincorporated joint venture. AmSouth Alabama is a principal tenant of this building. AmSouth Alabama is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama and of a recently constructed office complex in the Birmingham area. AmSouth Alabama's headquarters and most of its operations are located in these facilities. Other bank subsidiaries of AmSouth also have headquarters, banking and operational offices located in Alabama, Florida, Tennessee and Georgia.

  At December 31, 1996, AmSouth and its subsidiaries had 285 offices (principally bank buildings) of which 179 were owned and 106 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, servicing, investment, trust and other activities.

  Among the actions which are pending against AmSouth's subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damages in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama state courts have made large punitive damage awards in such cases. Legislation which would limit these lawsuits has been introduced in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth's subsidiaries, due to their complexity and other reasons. It is not possible to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters brought to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries and their principal occupations for the last five years are as follows:

 C. Dowd Ritter       49 Chairman (September 1996 to date) and President and
                         Chief Executive Officer (January 1996 to date) of
                         AmSouth and AmSouth Alabama; Director of AmSouth and
                         AmSouth Alabama. Formerly, President and Chief
                         Operating Officer, AmSouth and AmSouth Alabama (August
                         1994 to December 1995), Vice Chairman of the Board of
                         AmSouth and AmSouth Alabama (July 1993 to August
                         1994), and Senior Executive Vice President of AmSouth
                         and Senior Executive Vice President and General
                         Banking Group Head of AmSouth Alabama (May 1991 to
                         July 1993).
 Michael C. Baker     49 Senior Executive Vice President and Capital Management
                         Group Head of AmSouth and AmSouth Alabama (October
                         1995 to date). Formerly, President and Chief Executive
                         Officer of Barnett Banks Trust Co., N.A. (1989 to July
                         1995).
 Sloan D. Gibson, IV  43 Senior Executive Vice President of AmSouth and AmSouth
                         Alabama (October 1994 to date), and Commercial Banking
                         Group Head of AmSouth and AmSouth Alabama (October
                         1993 to date). Formerly, Executive Vice President
                         (1993 to October 1994), Head of Consumer Banking
                         Administration (July 1993 to October 1993) and Senior
                         Vice President, General Banking Group (1992 to 1993),
                         all of AmSouth Alabama, and Manager, Special Assets
                         (1991 to 1992), of Bank South N.A.
 Kristen M. Hudak     45 Senior Executive Vice President and Chief Financial
                         Officer of AmSouth and AmSouth Alabama (April 1995 to
                         date). Formerly, Chief Operating Officer and a
                         Director of Consolidated Bank, N.A. (1992 to 1995).

 W. Charles Mayer, III    42 Senior Executive Vice President and Alabama
                             Banking Group Head of AmSouth and AmSouth Alabama
                             (October 1994 to date) and Birmingham City
                             President of AmSouth Alabama (May 1995 to date).
                             Formerly, Director, President and Chief Executive
                             Officer of AmSouth Tennessee (January 1993 to
                             April 1995), Executive Vice President of AmSouth
                             (January 1993 to October 1994), and Executive Vice
                             President and Corporate Banking Division Head of
                             AmSouth Alabama (June 1988 to January 1993).
 Candice W. Rogers        47 Senior Executive Vice President and Consumer
                             Banking and Marketing Group Head of AmSouth and
                             AmSouth Alabama (August 1995 to date). Formerly,
                             Executive Vice President and Director of Marketing
                             of AmSouth and AmSouth Alabama (July 1994 to
                             August 1995) and Senior Vice President and
                             Director of Marketing, Bank One Texas (February
                             1991 to July 1994).
 E. W. Stephenson, Jr.    50 Chairman of the Board and Chief Executive Officer
                             of AmSouth Florida and Senior Executive Vice
                             President of AmSouth (July 1993 to date); Director
                             of AmSouth Florida. Formerly, Executive Vice
                             President and Consumer and Marketing Division Head
                             of AmSouth Alabama (May 1991 to July 1993).
 Alfred W. Swan, Jr.      54 Senior Executive Vice President of AmSouth
                             (October 1994 to date); President (1992 to date),
                             and Head of West Coast Area and Commercial Banking
                             (1994 to date), all of AmSouth Florida; Director
                             of AmSouth Florida. Formerly, Chief Executive
                             Officer of AmSouth Florida (1992 to July 1993),
                             Executive Vice President of AmSouth (1992 to
                             October 1994) and Senior Vice President of AmSouth
                             Alabama (November 1991 to March 1992).
 David B. Edmonds         43 Executive Vice President and Human Resources
                             Director of AmSouth and AmSouth Alabama (October
                             1994 to date). Formerly, Director Human Resources,
                             Southeast Business Unit of Pepsi-Cola, Inc. (1986
                             to September 1994).
 O. B. Grayson Hall, Jr.  39 Executive Vice President (June 1994 to date) and
                             Operations Division Head (January 1993 to date) of
                             AmSouth and AmSouth Alabama. Formerly, Senior Vice
                             President and Manager of Bank Operations of
                             AmSouth Alabama (December 1988 to January 1993).
 Stephen A. Yoder         43 Executive Vice President and General Counsel of
                             AmSouth and AmSouth Alabama (August 1995 to date).
                             Formerly, Assistant General Counsel (1992 to 1995)
                             and Managing Counsel (1990 to 1992), both of
                             Mellon Bank Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. The following table sets forth certain common stock data for the last five years.

COMMON STOCK DATA                       1996    1995    1994    1993    1992
-----------------                      ------  ------  ------  ------  ------
Cash dividends declared............... $ 1.62  $ 1.54  $ 1.43  $ 1.22  $ 1.07
Book value............................  24.91   24.16   22.57   21.48   18.63
Tangible book value...................  20.13   19.18   16.49   18.35   16.32
Market value at year end..............  48.38   40.38   25.75   31.25   32.63
Market price range:
  High................................  50.88   41.38   34.88   35.88   32.63
  Low.................................  34.38   25.75   25.38   27.38   21.38
Total trading volume (In thousands)... 24,671  33,044  20,965  21,059  12,363
Dividend yield at year end............   3.47%   3.96%   5.90%   4.48%   3.56%
Dividend payout ratio.................  50.15   51.33   63.56   42.21   42.80
Price earnings ratio..................  14.98X  13.46X  11.44X  10.81X  13.05X
Shareholders of record at year end.... 13,165  14,037  14,674  12,985   9,343
Average shares outstanding (In
 thousands)........................... 56,605  58,262  56,527  50,848  46,684

  Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Note U of the Notes to Consolidated Financial Statements, which are incorporated by reference into Item 8 of this Form 10-K.

  As of February 28, 1997, there were approximately 13,000 holders of record of AmSouth's common stock.

  Restrictions on AmSouth's Subsidiary Banks to transfer funds to the holding company at December 31, 1996 are set forth in Note P of the Notes to Consolidated Financial Statements, which are incorporated by reference into
Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                            1996         1995         1994         1993         1992
                         -----------  -----------  -----------  -----------  -----------
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Revenue from earning
 assets................. $ 1,353,821  $ 1,272,939  $ 1,047,741  $   840,617  $   772,251
Interest expense........     701,440      679,396      480,414      339,326      341,706
                         -----------  -----------  -----------  -----------  -----------
Net interest income.....     652,381      593,543      567,327      501,291      430,545
Provision for loan
 losses.................      65,171       40,139       30,103       27,966       38,581
                         -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses............     587,210      553,404      537,224      473,325      391,964
Noninterest revenues....     235,274      231,671      175,355      199,237      168,719
Noninterest expenses....     534,232      509,898      519,239      453,999      396,113
                         -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................     288,252      275,177      193,340      218,563      164,570
Income taxes............     105,576      100,222       66,050       71,843       47,977
                         -----------  -----------  -----------  -----------  -----------
  Net income............ $   182,676  $   174,955  $   127,290  $   146,720  $   116,593
                         ===========  ===========  ===========  ===========  ===========
PER COMMON SHARE
Net income.............. $      3.23  $      3.00  $      2.25  $      2.89  $      2.50
Cash dividends
 declared...............        1.62         1.54         1.43         1.22         1.07
Average common shares
 outstanding............      56,605       58,262       56,527       50,848       46,684
SELECTED YEAR END
 BALANCES
Loans net of unearned
 income................. $12,080,246  $11,743,273  $11,429,907  $ 8,540,412  $ 6,716,595
Assets..................  18,407,264   17,738,795   16,777,951   13,469,621   11,116,327
Deposits................  12,467,599   13,420,287   13,203,101   10,374,183    8,641,487
Long-term Federal Home
 Loan Bank advances.....   1,023,729       15,014      103,092        1,745          -0-
Other long-term debt....     411,946      425,885      275,581      163,446      130,986
Shareholders' equity....   1,395,829    1,383,475    1,310,458    1,142,725      873,374
SELECTED AVERAGE
 BALANCES
Loans net of unearned
 income................. $11,694,849  $11,747,385  $ 9,918,274  $ 7,634,984  $ 6,334,313
Assets..................  17,989,621   16,942,326   15,293,985   12,377,333   10,447,186
Deposits................  12,926,343   13,304,092   11,572,725    9,543,705    8,352,595
Long-term Federal Home
 Loan Bank advances.....     511,583       54,000      112,550          555          -0-
Other long-term debt....     423,623      298,945      219,229      159,152      132,574
Shareholders' equity....   1,380,532    1,357,336    1,243,151    1,031,373      836,202
SELECTED RATIOS
Return on average
 assets.................        1.02%        1.03%        0.83%        1.19%        1.12%
Return on average
 equity.................       13.23        12.89        10.24        14.23        13.94
Net interest margin.....        3.93         3.87         4.14         4.56         4.72
Operating efficiency....       59.56        60.98        68.72        63.48        64.24
Allowance for loan
 losses to loans net of
 unearned income........        1.48         1.52         1.50         1.54         1.48
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........        0.78         0.98         1.16         1.00         1.71
Ending equity to ending
 assets.................        7.58         7.80         7.81         8.48         7.86
Average equity to
 average assets.........        7.67         8.01         8.13         8.33         8.00
WITHOUT SAIF ASSESSMENT
Net income.............. $   197,895  $   174,955  $   127,290  $   146,720  $   116,593
Net income per common
 share..................        3.50         3.00         2.25         2.89         2.50
Return on average
 asssets................        1.10%        1.03%        0.83%        1.19%        1.12%
Return on average
 equity.................       14.26        12.89        10.24        14.23        13.94
Operating efficiency....       56.86        60.98        68.72        63.48        64.24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting and the Report of Independent Auditors contained in AmSouth's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8 and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997 (the Proxy Statement) is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at pages 12 and 13 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 13 through 22 of the Proxy Statement is hereby incorporated herein by reference. Provided, however, the information provided under the headings "Executive Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Principal Holders Thereof " at pages 1 through 5 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Relationships, Related Transactions and Legal Proceedings" at page 13 thereof is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1996 Annual Report to Shareholders are incorporated by reference in Item 8.

  Management's Statement on Responsibility for Financial Reporting
  Report of Ernst & Young LLP, Independent Auditors
  Consolidated Statement of Condition--December 31, 1996 and 1995
  Consolidated Statement of Earnings--Years ended December 31, 1996, 1995 and
  1994
  Consolidated Statement of Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994
  Consolidated Statement of Cash Flows--Years ended December 31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the fourth quarter of 1996.

(C) EXHIBITS

  The exhibits listed in the Exhibit Index at page 16 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmSouth Bancorporation

                                                    /s/ C. Dowd Ritter
                                          By___________________________________
                                                      C. DOWD RITTER
                                             Chairman of the Board, President
                                                and Chief Executive Officer
                                          Date: March 24, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          /s/ C. Dowd Ritter                       /s/ Kristen M. Hudak
By___________________________________     By___________________________________
            C. DOWD RITTER                           KRISTEN M. HUDAK
   Chairman of the Board, President            Senior Executive Vice President
     and Chief Executive Officer                   Chief Financial Officer
      (Principal Executive Officer)             (Principal Financial Officer)
                                           Date: March 24, 1997
Date: March 24, 1997

                                                /s/ Robert R. Windelspecht
                                          By___________________________________
                                                  ROBERT R. WINDELSPECHT
                                                 Executive Vice President
                                                        Controller
                                              (Principal Accounting Officer)



                                          Date: March 24, 1997

                   *                                         *
By___________________________________     By___________________________________
          J. HAROLD CHANDLER                          JAMES R. MALONE
              A Director                                A Director
Date: March 24, 1997                      Date: March 24, 1997

                   *                                         *
By___________________________________     By___________________________________
           RODNEY C. GILBERT                         CLAUDE B. NIELSEN
              A Director                                A Director
Date: March 24, 1997                      Date: March 24, 1997

                   *                                         *
By___________________________________     By___________________________________
            ELMER B. HARRIS                      BENJAMIN F. PAYTON, PH.D.
              A Director                                A Director
Date: March 24, 1997                      Date: March 24, 1997

                   *                                         *
By___________________________________     By___________________________________
            DONALD E. HESS                          HERBERT A. SKLENAR
              A Director                                A Director
Date: March 24, 1997                      Date: March 24, 1997

                   *
By___________________________________
         RONALD L. KUEHN, JR.
              A Director
Date: March 24, 1997

--------
* Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                                    /s/ Carl L. Gorday
                                          By___________________________________
                                                      CARL L. GORDAY
                                                     Attorney in Fact

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

    3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)
    3-b Bylaws of AmSouth Bancorporation, as amended
    4-a Instruments defining the rights of security holders (2)
    4-b Stockholder Protection Rights Agreement dated as of June 15, 1989 between AmSouth Bancorporation and AmSouth Bank, National Association
        as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of
        Designation and Terms of Series A Preferred Stock (3)
    4-c Certificate of Designation and Terms of Series A Preferred Stock of
        AmSouth Bancorporation (4)
  *10-a AmSouth Bancorporation Executive Incentive Plan (5)
  *10-b AmSouth Bancorporation Relocation Policy for Executive Officers
  *10-c AmSouth Bancorporation Supplemental Retirement Plan (6)
  *10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (7)
  *10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (8)
  *10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (9)
  *10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (10)
  *10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (11)
  *10-i Amendment No. 5 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (12)
  *10-j Amendment No. 6 to the AmSouth Bancorporation Long Term Incentive
        Compensation Plan (13)
  *10-k 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (14)
  *10-l Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (15)
  *10-m Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (16)
  *10-n Director Restricted Stock Plan (17)
  *10-o 1997 Performance Incentive Plan (18)
  *10-p 1996 Long Term Incentive Compensation Plan
  *10-q Amended and Restated Deferred Compensation Plan for Directors of
        AmSouth Bancorporation
  *10-r AmSouth Bancorporation Supplemental Thrift Plan (19)
  *10-s Amendment Number One to the AmSouth Bancorporation Supplemental Thrift
        Plan (20)
  *10-t Employment Agreement for C. Dowd Ritter (21)
  *10-u Amendment to Employment Agreement for C. Dowd Ritter (22)
  *10-v Form of Executive Severance Agreement for certain Executive Officers
        (23)
  *10-w Letter Agreement with Kristen M. Hudak (24)
   11   Statement Regarding Computation of Earnings per Share
   13   AmSouth Bancorporation's 1996 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
   21   List of Subsidiaries of AmSouth Bancorporation
   23   Consent of Ernst & Young LLP, Independent Auditors
   24   Powers of Attorney
   27   Financial Data Schedule

                               NOTES TO EXHIBITS

  (1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
  (2) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
  (3) Filed as Exhibit 4-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No.
      1-7476, former File No. 0-6907)
  (4) Filed as Exhibit 4-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1989, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No.
      1-7476, former File No. 0-6907)
  (5) Filed as Appendix B to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
  (6) Filed as Exhibit 10-c to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
  (7) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File
      No. 1-7476, former File No. 0-6907)
  (8) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-
      7476, former File No. 0-6907)
  (9) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File
      No. 1-7476, former File No. 0-6907)
 (10) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File
      No. 1-7476, former File No. 0-6907)
 (11) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-
      7476, former File No. 0-6907)
 (12) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference
 (13) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference
 (14) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference
 (15) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference
 (16) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference
 (17) Filed as Exhibit 4.1 to AmSouth's Registration Statement on Form S-8
      (Registration No. 33-58777), incorporated herein by reference
 (18) Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
 (19) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
 (20) Filed as Exhibit 10-r to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference

 (21) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference
 (22) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1996, incorporated herein by reference
 (23) Agreements in this form have been entered into with the following
      Executive Officers: Michael C. Baker, David B. Edmonds, Sloan D. Gibson,
      IV, O.B. Grayson Hall, Jr., Kristen M. Hudak, W. Charles Mayer, III,
      Candice W. Rogers, E. W. Stephenson, Jr., Alfred W. Swan, Jr. and Stephen
      A. Yoder
 (24) Filed as Exhibit 10-c to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1995, incorporated herein by reference