Form 10-Q
period 1997-03-31
AMSOUTH BANCORPORATION
filed 1997-05-14
CIK 3133

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

 QUARTERLY REPORT PURSUSANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997     COMMISSION FILE NUMBER 1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 63-0591257
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

        AMSOUTH--SONAT TOWER
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

  As of May 2, 1997, AmSouth Bancorporation had 82,947,971 shares of common stock outstanding.

                             --------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE

Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

            Consolidated Statement of Condition--March 31, 1997,
               December 31, 1996, and March 31, 1996.....................     3

            Consolidated Statement of Earnings--Three months ended
               March 31, 1997 and 1996...................................     4

            Consolidated Statement of Shareholders' Equity--Three months
               ended March 31, 1997......................................     5

            Consolidated Statement of Cash Flows--Three months ended
               March 31, 1997 and 1996...................................     6

            Notes to Consolidated Financial Statements...................     7

            Independent Accountants' Review Report.......................     8

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     9

Part II. Other Information

   Item 1. Legal Proceedings.............................................    18

   Item 6. Exhibits and Reports on Form 8-K..............................    18

Signatures...............................................................    19

Exhibit Index............................................................    20

  Forward Looking Information. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses and the effect of legal proceedings on AmSouth's financial condition and results of operations. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

  Various factors could cause actual results to differ materially from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth of the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. With regard to the effect of legal proceedings, various uncertainties are discussed in "Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                          MARCH 31    DECEMBER 31   MARCH 31
                                            1997         1996         1996
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks................. $   585,108  $   648,494  $   587,278
Federal funds sold and securities pur-
 chased under agreements to resell......       2,275       15,000        1,600
Trading securities......................       5,346        3,879        3,510
Available-for-sale securities...........   2,022,396    2,290,478    2,534,791
Held-to-maturity securities (market
 value of $2,541,803, $2,649,481 and
 $2,565,870, respectively)..............   2,567,247    2,644,706    2,574,911
Mortgage loans held for sale............      41,822       60,582      121,672
Loans...................................  12,107,303   12,168,572   11,546,007
Less: Allowance for loan losses.........     179,049      179,049      177,930
  Unearned income.......................      82,426       88,326       69,810
                                         -----------  -----------  -----------
    Net loans...........................  11,845,828   11,901,197   11,298,267
Premises and equipment, net.............     311,158      301,592      279,218
Customers' acceptance liability.........       2,236        3,190        3,311
Accrued interest receivable and other
 assets.................................     631,036      538,146      509,828
                                         -----------  -----------  -----------
                                         $18,014,452  $18,407,264  $17,914,386
                                         ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
  Noninterest-bearing demand............ $ 1,907,841  $ 1,951,543  $ 1,795,572
  Interest-bearing demand...............   3,531,330    3,599,987    3,819,011
  Savings...............................   1,073,954    1,068,555    1,025,472
  Time..................................   5,071,932    5,073,387    5,739,433
  Certificates of deposit of $100,000 or
   more.................................     804,511      774,127      915,576
                                         -----------  -----------  -----------
    Total deposits......................  12,389,568   12,467,599   13,295,064
 Federal funds purchased and securities
  sold under agreements to repurchase...   1,165,664    1,872,286    1,898,094
 Other borrowed funds...................   1,344,238    1,025,383      483,321
 Long-term Federal Home Loan Bank ad-
  vances................................   1,073,436    1,023,729      234,195
 Other long-term debt...................     411,910      411,946      426,301
                                         -----------  -----------  -----------
    Total deposits and interest-bearing
     liabilities........................  16,384,816   16,800,943   16,336,975
Acceptances outstanding.................       2,236        3,190        3,311
Accrued expenses and other liabilities..     251,107      207,302      204,546
                                         -----------  -----------  -----------
    Total liabilities...................  16,638,159   17,011,435   16,544,832
                                         -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares; Issued
   and outstanding--none................         -0-          -0-          -0-
 Common stock--par value $1 a share:
  Authorized--200,000,000 shares
  Issued--90,033,326, 90,034,023 and
   90,044,613 shares, respectively......      90,033       90,034       90,045
 Capital surplus........................     562,320      562,459      559,974
 Retained earnings......................     887,247      858,329      812,767
 Cost of common stock in treasury--
  6,888,744, 5,997,737 and 5,375,898
  shares, respectively..................    (160,361)    (128,889)    (105,479)
 Deferred compensation on restricted
  stock.................................     (11,780)     (10,400)      (5,097)
 Unrealized gains on available-for-sale
  securities, net of deferred taxes.....       8,834       24,296       17,344
                                         -----------  -----------  -----------
    Total shareholders' equity..........   1,376,293    1,395,829    1,369,554
                                         -----------  -----------  -----------
                                         $18,014,452  $18,407,264  $17,914,386
                                         ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                      THREE MONTHS
                                                     ENDED MARCH 31
                                          -------------------------------------
                                                 1997               1996
                                          ------------------ ------------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans.................................... $          254,172 $          250,828
Available-for-sale securities............             37,456             38,472
Held-to-maturity securities..............             44,231             40,221
Trading securities.......................                 21                 41
Mortgage loans held for sale.............                487              1,453
Federal funds sold and securities
 purchased under agreements to resell....                301                349
                                          ------------------ ------------------
    Total revenue from earning assets....            336,668            331,364
                                          ------------------ ------------------
INTEREST EXPENSE
Interest-bearing demand deposits.........             27,050             30,356
Savings deposits.........................              7,603              6,682
Time deposits............................             69,585             83,372
Certificates of deposit of $100,000 or
 more....................................             11,209             13,348
Federal funds purchased and securities
 sold under agreements to repurchase.....             19,290             21,805
Other borrowed funds.....................             12,954              7,585
Long-term Federal Home Loan Bank
 advances................................             14,149              2,411
Other long-term debt.....................              7,661              8,100
                                          ------------------ ------------------
    Total interest expense...............            169,501            173,659
                                          ------------------ ------------------
NET INTEREST INCOME......................            167,167            157,705
Provision for loan losses................             17,717             15,120
                                          ------------------ ------------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES.............................            149,450            142,585
                                          ------------------ ------------------
NONINTEREST REVENUES
Service charges on deposit accounts......             24,331             23,122
Trust income.............................             14,795             13,481
Investment services income...............              5,338              3,488
Credit card income.......................              3,553              3,186
Interchange income.......................              2,667              1,683
Mortgage administration fees.............              1,284              1,122
Letters of credit income.................              2,223              2,034
Portfolio income.........................              2,564              1,875
Other operating revenues.................              6,927              5,027
                                          ------------------ ------------------
    Total noninterest revenues...........             63,682             55,018
                                          ------------------ ------------------
NONINTEREST EXPENSES
Salaries and employee benefits...........             61,159             57,239
Net occupancy expense....................             13,714             13,190
Equipment expense........................             13,564             12,803
Marketing expense........................              4,593              4,377
Postage and office supplies..............              5,746              5,876
Telephone expense........................              4,601              3,350
Professional fees........................              2,604              2,225
FDIC premiums............................                585              2,562
Foreclosed properties expense............                213                453
Amortization expense.....................              4,545              4,238
Other operating expenses.................             17,300             16,458
                                          ------------------ ------------------
    Total noninterest expenses...........            128,624            122,771
                                          ------------------ ------------------
INCOME BEFORE INCOME TAXES...............             84,508             74,832
Income taxes.............................             29,935             27,669
                                          ------------------ ------------------
    NET INCOME........................... $           54,573 $           47,163
                                          ================== ==================
Average common shares outstanding*.......             83,789             85,532
Earnings per common share*............... $             0.65 $             0.55

--------

* Restated for three-for-two common stock split.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                UNREALIZED
                         COMMON   CAPITAL   RETAINED  TREASURY     DEFERRED   GAINS/(LOSSES)
                          STOCK   SURPLUS   EARNINGS    STOCK    COMPENSATION ON SECURITIES    TOTAL
                         -------  --------  --------  ---------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1997................... $60,023  $592,470  $858,329  $(128,889)   $(10,400)     $ 24,296    $1,395,829
Adjustment for the
 effect of 3-for-2
 common stock split.....  30,011   (30,011)      -0-        -0-         -0-           -0-           -0-
                         -------  --------  --------  ---------    --------      --------    ----------
BALANCE AT JANUARY 1,
 1997 RESTATED..........  90,034   562,459   858,329   (128,889)    (10,400)       24,296     1,395,829
Net income..............     -0-       -0-    54,573        -0-         -0-           -0-        54,573
Cash dividends declared
 ($0.28 per common
 share)*................     -0-       -0-   (23,604)       -0-         -0-           -0-       (23,604)
Common stock
 transactions:
 Purchase of common
  stock.................     -0-       -0-       -0-    (42,470)        -0-           -0-       (42,470)
 Employee stock plans...      (1)     (150)   (2,051)     9,739      (1,380)          -0-         6,157
 Dividend reinvestment..     -0-        11       -0-      1,259         -0-           -0-         1,270
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........     -0-       -0-       -0-        -0-         -0-       (15,462)      (15,462)
                         -------  --------  --------  ---------    --------      --------    ----------
BALANCE AT MARCH 31,
 1997................... $90,033  $562,320  $887,247  $(160,361)   $(11,780)     $  8,834    $1,376,293
                         =======  ========  ========  =========    ========      ========    ==========

--------
* Restated for three-for-two common stock split.


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $  54,573  $  47,163
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses...............................     17,717     15,120
 Provision for foreclosed property losses................        171        -0-
 Depreciation and amortization of premises and equipment.      8,123      6,799
 Amortization of premiums and discounts on held-to-
  maturity securities
  and available-for-sale securities......................       (402)    (1,043)
 Net decrease (increase) in mortgage loans held for sale.     18,760    (59,655)
 Net increase in trading securities......................     (1,504)      (532)
 Net gains on sales of available-for-sale securities.....     (2,406)    (1,339)
 Net gains on calls of held-to-maturity securities.......        -0-       (118)
 Net (increase) decrease in accrued interest receivable
  and other assets.......................................    (94,707)    20,835
 Net increase in accrued expenses and other liabilities..     34,675     49,247
 Provision for deferred income taxes.....................      3,139      5,545
 Amortization of intangible assets.......................      4,141      4,167
 Other...................................................      1,803        451
                                                           ---------  ---------
    Net cash provided by operating activities............     44,083     86,640
                                                           ---------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities.....................................     68,070    203,677
Proceeds from sales of available-for-sale securities.....    378,435    303,731
Purchases of available-for-sale securities...............   (185,150)  (299,836)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................     77,726    124,525
Purchases of held-to-maturity securities.................        -0-   (532,154)
Net decrease in federal funds sold and securities
 purchased under agreements to resell....................     12,725        175
Net decrease (increase) in loans.........................     33,652    (20,342)
Net purchases of premises and equipment..................    (17,689)    (9,591)
                                                           ---------  ---------
    Net cash provided (used) by investing activities.....    367,769   (229,815)
                                                           ---------  ---------
FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts.....   (106,960)  (112,056)
Net increase (decrease) in time deposits.................     29,142    (44,025)
Net (decrease) increase in federal funds purchased and
 securities sold under agreements to repurchase..........   (706,622)    37,004
Net increase in other borrowed funds.....................    293,759     36,008
Issuance of long-term Federal Home Loan Bank advances and
 other long-term debt....................................     75,000    220,000
Payments for maturing long-term debt.....................       (261)      (850)
Cash dividends paid......................................    (23,604)   (22,566)
Proceeds from employee stock plans and dividend
 reinvestment plan.......................................      6,778      4,702
Purchase of common stock.................................    (42,470)   (39,405)
                                                           ---------  ---------
    Net cash (used) provided by financing activities.....   (475,238)    78,812
                                                           ---------  ---------
Decrease in cash and cash equivalents....................    (63,386)   (64,363)
Cash and cash equivalents at beginning of period.........    648,494    651,641
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 585,108  $ 587,278
                                                           =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income. All common share data presented reflect a three-for-two stock split completed in April 1997. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1996 annual report on Form 10-K.

  On January 1, 1997, AmSouth adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of Statement 125 resulted in no material impact on AmSouth's financial condition or results of operations.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which AmSouth is required to adopt on December 31, 1997. At that time, AmSouth will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three months ended March 31, 1997 and 1996 is not expected to be material.

  Cash Flows--For the three months ended March 31, 1997 and 1996, AmSouth paid interest of $159,048,000 and $169,773,000, respectively, and income taxes of $629,000 and $4,782,000, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1997 and 1996 were $3,432,000 and $5,105,000, respectively, and noncash transfers from foreclosed properties to loans were $331,000 and $91,000, respectively. For the three months ended March 31, 1996, noncash transfers from loans to available-for-sale securities of approximately $266,814,000 were made in connection with mortgage loan securitizations.

  Shareholders' Equity--During the first quarter of 1997, AmSouth purchased 1,200,000 shares of its common stock at a cost of $42,470,000 for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. This repurchase was part of a plan approved in July 1996. Approximately 525,000 shares remain to be purchased under this plan.

  On March 20, 1997, AmSouth's Board of Directors approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend was paid on April 30 to shareholders of record as of April 4. The Board of Directors also authorized a new plan to repurchase up to 6,000,000 shares of AmSouth's common stock over the next two years.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ ERNST & YOUNG LLP

May 9, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $54.6 million for the three months ended March 31, 1997, a 15.7% increase over net income of $47.2 million for the same period of 1996. On a per common share basis, restated for the three-for-two stock split, earnings were $.65 and $.55, respectively. First quarter earnings resulted in an annualized return on average assets of 1.23% and an annualized return on average equity of 15.94% compared to 1.07% and 13.78%, respectively, for the first quarter of 1996. AmSouth's 1997 first quarter operating efficiency ratio improved to 55.24% compared to 57.03% for the prior year.

NET INTEREST INCOME

  Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1997 was $169.2 million, a 5.6% increase over the same period of 1996. The improvement in net interest income was primarily the result of an increase in the yield earned on average earning assets, primarily investment securities, combined with a decrease in the rate paid on interest-bearing liabilities, primarily time deposits. The net interest margin increased 21 basis points to 4.12% .

  Average earning assets increased $159.8 million primarily due to an increase in average loans net of unearned income. Exclusive of residential first mortgages, average loans net of unearned income increased $1.0 billion, or 12.9%, primarily in commercial, commercial real estate, other residential and dealer indirect loans. Average interest-bearing liabilities increased $214.2 million. Significant changes included increases of $870.2 million in Federal Home Loan Bank advances, $279.0 million in treasury, tax and loan notes and $164.4 million in short-term bank notes partially offset by a decrease in interest-bearing deposits of $932.6 million.

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

  The primary tool used by AmSouth to measure interest rate risk is an earnings simulation model which evaluates the impact of different interest rate scenarios on the corporation's projected business plan over a 12 to 24 month horizon. Management feels that a more traditional interest sensitivity gap analysis does not provide a complete picture of AmSouth's exposure to interest rate changes since static gap models are a point-in-time measurement and, therefore, do not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns of rate movements in general or changes in prepayment speeds due to changes in rates. AmSouth's earnings simulation model incorporates the effect of these factors in addition to the impact of certain embedded interest rate caps and floors on certain assets and liabilities while also reflecting management's anticipated action under varying interest rate environments.

  Interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of March 31, 1997, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with the net interest income differential, in a plus or minus 200 basis point scenario, being less than two percent when compared to net interest income in a stable interest rate scenario. This level of interest rate risk is well within the company's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings and money market accounts, would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During the first quarter of 1997, AmSouth entered into additional interest rate swaps in the notional amount of $200.0 million. See Table 3. These swaps are being used to hedge designated investment securities. At March 31, 1997, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At March 31, 1997, no off-balance sheet instruments were held for trading purposes.

CREDIT QUALITY

  AmSouth maintains an allowance for loan losses which it believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Loan Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by senior management and the Audit and Community Responsibility Committee of the Board of Directors.

  Table 6 presents a five quarter analysis of the allowance for loan losses. At March 31, 1997, the allowance for loan losses was $179.0 million, or 1.49% of loans net of unearned income, compared to $177.9 million, or 1.55%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 195.70% at March 31, 1996 to 225.31% for the same period in 1997 as the level of nonperforming loans decreased $11.5 million.

  For the three months ended March 31, 1997, net charge-offs were $17.7 million, an increase of $2.1 million compared to the same period of 1996. Increases occurred in both the consumer, primarily revolving credit, and commercial loan portfolios. Consumer net charge-offs rose to 1.11% of average consumer loans at March 31, 1997 compared to .97% for the prior year. Declining trends in credit quality in the consumer sector of the economy contributed to the increase in net charge-offs. Commercial net charge-offs increased to .06% of average commercial loans as net charge-offs for the first quarter of 1996 included a higher than normal level of recoveries. Total annualized net charge-offs to average loans net of unearned income for the three months ended March 31, 1997 was .60% compared to .54% for the same period of the prior year. The provision for loan losses for the three months ended March 31, 1997 was $17.7 million and equaled net charge-offs. Net charge-offs of impaired loans for the three months ended March 31, 1997 totaled $322 thousand.

  Table 7 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets improved from
 .95% at March 31, 1996 to .78% at March 31, 1997. The level of nonperforming assets decreased $14.7 million during the same period.

  Included in nonperforming assets at March 31, 1997 and 1996 was $43.1 million and $53.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. There was $9.5 million in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended March 31, 1997 and 1996 was $41.7 million and $55.2 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 1997.

NONINTEREST REVENUES AND NONINTEREST EXPENSES

  Noninterest revenues totaled $63.7 million at March 31, 1997 compared to $55.0 million for the same period of the prior year. Compared to the prior year, service charges on deposit accounts increased $1.2 million due to increased account activity and decreased fee waivers. Trust income increased $1.3 million primarily from new employee benefit plan administration and personal trust accounts. Investment services income increased $1.9 million as a result of a higher sales volume of annuity products. The expansion of AmSouth's ATM network was the primary reason for a 58.5% increase in interchange income. Included in other operating revenues in 1997 is income of $2.2 million generated from bank owned life insurance policies.

  Noninterest expenses increased 4.7% to $128.6 million at March 31, 1997 compared to $122.8 million for the same period of the prior year. Salaries and employee benefits increased $3.9 million primarily due to merit increases and increases in staffing in income producing areas. Net occupancy expense increased $524 thousand primarily due to a lease in a new office complex. Equipment expense increased $761 thousand primarily reflecting the costs of investments in technology for the consumer and commercial lines of business. Telephone expense increased $1.3 million as the network was established for the consumer and commercial technology projects. FDIC premiums decreased $2.0 million as a result of the Federal Deposit Insurance Corporation reducing the premium rate on deposits insured by the Savings Association Insurance Fund from $.23 to $.06 per $100 of deposits beginning January 1997.

CAPITAL ADEQUACY

  At March 31, 1997, shareholders' equity totaled $1.4 billion or 7.64% of total assets. Since December 31, 1996, shareholders' equity has decreased $19.5 million as the increase from net income of $54.6 million was offset by dividends of $23.6 million and the purchase of 1,200,000 shares of AmSouth common stock for $42.5 million. Shareholders' equity was further reduced by a $15.5 million decrease in the unrealized gains on available-for-sale securities, net of deferred taxes.

  Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and its significant banking subsidiaries at March 31, 1997 and 1996. At March 31, 1997, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth's banking subsidiaries were above the regulatory minimums and each subsidiary was well-capitalized at March 31, 1997.

INTERSTATE BANKING

  AmSouth currently owns five subsidiary banks (the Subsidiary Banks) located in the states of Alabama, Florida, Georgia and Tennessee. AmSouth has received regulatory approval for the merger into AmSouth Bank of Alabama of each of the other Subsidiary Banks. The resulting bank would continue to be a state member bank with its headquarters in Birmingham, Alabama and would operate under the name "AmSouth Bank". AmSouth currently plans to effect the mergers on or about July 1, 1997.

                           TABLE 1--FINANCIAL SUMMARY

                                               MARCH 31
                                      ------------------------------     %
                                          1997            1996         CHANGE
                                      --------------  --------------  -------------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income.......    $12,024,877     $11,476,197       4.8%
  Total investment securities........      4,576,077*      5,082,755*    (10.0)
  Total assets.......................     18,014,452      17,914,386       0.6
  Total deposits.....................     12,389,568      13,295,064      (6.8)
  Shareholders' equity...............      1,376,293       1,369,554       0.5
Year-to-date average balances:
  Loans net of unearned income.......    $11,924,065     $11,673,313       2.1%
  Total investment securities........      4,663,404*      4,713,189*     (1.1)
  Total assets.......................     17,972,254      17,683,545       1.6
  Total deposits.....................     12,349,726      13,226,866      (6.6)
  Shareholders' equity...............      1,388,819       1,376,686       0.9
                                             THREE MONTHS
                                            ENDED MARCH 31
                                      ------------------------------     %
                                          1997            1996         CHANGE
                                      --------------  --------------  -------------
EARNINGS SUMMARY
  Net income.........................        $54,573         $47,163      15.7%
  Per common share **................           0.65            0.55      18.2
SELECTED RATIOS
  Return on average assets
   (annualized)......................           1.23%           1.07%
  Return on average equity
   (annualized)......................          15.94           13.78
  Average equity to assets...........           7.73            7.79
  End of period equity to assets.....           7.64            7.64
  End of period tangible equity to
   assets............................           6.27            6.17
  Allowance for loan losses to loans
   net of unearned income............           1.49            1.55
  Efficiency ratio...................          55.24           57.03
COMMON STOCK DATA **
  Cash dividends declared............        $  0.28         $  0.27
  Book value at end of period........          16.55           16.17
  Market value at end of period......          32.17           25.92
  Average common shares outstanding..         83,789          85,532

--------
 * Excludes adjustment for market valuation on available-for-sale securities. ** Restated for three-for-two common stock split in April 1997.

 TABLE 2--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES


                                1997                                          1996
                     ----------------------------  ----------------------------------------------------------
                            FIRST QUARTER                FOURTH QUARTER                 THIRD QUARTER
                     ----------------------------  ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                               (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
 ASSETS
 Earning assets:
 Loans net of
 unearned income...  $11,924,065  $254,640  8.66%  $11,802,480  $254,051  8.56%  $11,726,594  $252,951  8.58%
 Available-for-
 sale securities...    2,060,299    37,456  7.37     2,324,417    42,081  7.20     2,468,474    43,008  6.93
 Held-to-maturity
 securities:
  Taxable..........    2,434,686    41,098  6.85     2,502,510    42,208  6.71     2,566,379    43,162  6.69
  Tax-free.........      168,419     4,679 11.27       183,722     5,590 12.10       191,680     5,106 10.60
                     -----------  --------         -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities           2,603,105    45,777  7.13     2,686,232    47,798  7.08     2,758,059    48,268  6.96
                     -----------  --------         -----------  --------         -----------  --------
   Total investment
   securities......    4,663,404    83,233  7.24     5,010,649    89,879  7.14     5,226,533    91,276  6.95
 Other earning
 assets............       69,198       809  4.74        60,354       742  4.89       102,270     1,578  6.14
                     -----------  -------- -----   -----------  -------- -----   -----------  -------- -----
  Total earning
  assets...........   16,656,667   338,682  8.25    16,873,483   344,672  8.13    17,055,397   345,805  8.07
                                  -------- -----                -------- -----                -------- -----
 Cash and other
 assets............    1,464,118                     1,321,914                     1,332,692
 Allowance for loan
 losses............     (180,643)                     (178,725)                     (178,764)
 Market valuation
 on available-for-
 sale securities...       32,112                        33,873                        13,767
                     -----------                   -----------                   -----------
                     $17,972,254                   $18,050,545                   $18,223,092
                     ===========                   ===========                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing
 demand deposits...  $ 3,526,430    27,050  3.11   $ 3,552,445    27,480  3.08   $ 3,587,581    28,305  3.14
 Savings deposits..    1,073,866     7,603  2.87     1,059,981     7,557  2.84     1,044,721     7,294  2.78
 Time deposits.....    5,171,390    69,585  5.46     5,292,106    72,724  5.47     5,586,176    79,029  5.63
 Certificates of
 deposit of
 $100,000 or more..      806,641    11,209  5.64       777,307    11,066  5.66       853,058    12,296  5.73
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....    1,515,388    19,290  5.16     1,771,740    23,146  5.20     1,870,288    24,365  5.18
 Other interest-
 bearing
 liabilities.......    2,499,857    34,764  5.64     2,170,005    31,138  5.71     1,894,780    27,251  5.72
                     -----------  -------- -----   -----------  -------- -----   -----------  -------- -----
  Total interest-
  bearing
  liabilities......   14,593,572   169,501  4.71    14,623,584   173,111  4.71    14,836,604   178,540  4.79
                                  -------- -----                -------- -----                -------- -----
   INCREMENTAL
   INTEREST SPREAD.                         3.54%                         3.42%                         3.28%
                                           =====                         =====                         =====
 Noninterest-
 bearing demand
 deposits..........    1,771,399                     1,804,129                     1,781,474
 Other liabilities.      218,464                       234,204                       216,683
 Shareholders'
 equity............    1,388,819                     1,388,628                     1,388,331
                     -----------                   -----------                   -----------
                     $17,972,254                   $18,050,545                   $18,223,092
                     ===========                   ===========                   ===========
   NET INTEREST
   INCOME/MARGIN ON
   A TAXABLE
   EQUIVALENT
   BASIS...........                169,181  4.12%                171,561  4.04%                167,265  3.90%
                                           =====                         =====                         =====
 Taxable equivalent
 adjustment:
 Loans.............                    468                           474                           528
 Securities........                  1,546                         1,621                         1,682
                                  --------                      --------                      --------
  Total taxable
  equivalent
  adjustment.......                  2,014                         2,095                         2,210
                                  --------                      --------                      --------
   Net interest
   income..........               $167,167                      $169,466                      $165,055
                                  ========                      ========                      ========


                                                  1996
                      ------------------------------------------------------------
                              SECOND QUARTER                 FIRST QUARTER
                        ----------------------------  ----------------------------
                          AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                          BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                        -----------  -------- ------  -----------  -------- ------

 ASSETS
 Earning assets:
 Loans net of
 unearned income...    $11,575,473  $248,225  8.62%  $11,673,313  $251,430  8.66%
 Available-for-
 sale securities...      2,419,311    40,912  6.80     2,354,687    38,472  6.57
 Held-to-maturity
 securities:
  Taxable..........      2,477,564    41,531  6.74     2,142,855    36,259  6.81
  Tax-free.........        201,702     5,594 11.15       215,647     5,912 11.03
                       -----------  --------         -----------  --------
  Total held-to-
  maturity
  securities             2,679,266    47,125  7.07     2,358,502    42,171  7.19
                       -----------  --------         -----------  --------
   Total investment
   securities......      5,098,577    88,037  6.94     4,713,189    80,643  6.88
 Other earning
 assets............        156,952     2,446  6.27       110,407     1,843  6.71
                       -----------  -------- -----   -----------  -------- -----
  Total earning
  assets...........     16,831,002   338,708  8.09    16,496,909   333,916  8.14
                                    -------- -----                -------- -----
 Cash and other
 assets............      1,324,032                     1,333,274
 Allowance for loan
 losses............       (178,475)                     (178,402)
 Market valuation
 on available-for-
 sale securities...         21,508                        31,764
                       -----------                   -----------
                       $17,998,067                   $17,683,545
                       ===========                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing
 demand deposits...    $ 3,700,373    29,051  3.16   $ 3,846,397    30,356  3.17
 Savings deposits..      1,025,627     6,899  2.71     1,014,277     6,682  2.65
 Time deposits.....      5,771,320    83,283  5.80     5,721,948    83,372  5.86
 Certificates of
 deposit of
 $100,000 or more..        880,157    12,602  5.76       928,322    13,348  5.78
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....      1,767,378    22,473  5.11     1,674,720    21,805  5.24
 Other interest-
 bearing
 liabilities.......      1,492,290    21,822  5.88     1,193,692    18,096  6.10
                       -----------  -------- -----   -----------  -------- -----
  Total interest-
  bearing
  liabilities......     14,637,145   176,130  4.84    14,379,356   173,659  4.86
                                    -------- -----                -------- -----
   INCREMENTAL
   INTEREST SPREAD.                           3.25%                         3.28%
                                             =====                         =====
 Noninterest-
 bearing demand
 deposits..........      1,767,696                     1,715,922
 Other liabilities.        219,469                       211,581
 Shareholders'
 equity............      1,373,757                     1,376,686
                       -----------                   -----------
                       $17,998,067                   $17,683,545
                       ===========                   ===========
   NET INTEREST
   INCOME/MARGIN ON
   A TAXABLE
   EQUIVALENT
   BASIS...........                  162,578  3.89%                160,257  3.91%
                                             =====                         =====
 Taxable equivalent
 adjustment:
 Loans.............                      574                           602
 Securities........                    1,849                         1,950
                                    --------                      --------
  Total taxable
  equivalent
  adjustment.......                    2,423                         2,552
                                    --------                      --------
   Net interest
   income..........                 $160,155                      $157,705
                                    ========                      ========



----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 3--INTEREST RATE SWAPS, CAPS AND FLOORS

                                                      RECEIVE
                                                     FIXED RATE   CAPS
                                                       SWAPS    & FLOORS TOTAL
                                                     ---------- -------- ------
                                                           (IN MILLIONS)
Balance at January 1, 1997..........................    $370     $1,077  $1,447
  Additions.........................................     200        -0-     200
  Maturities........................................     -0-        -0-     -0-
  Calls.............................................     -0-        -0-     -0-
  Terminations......................................     -0-        -0-     -0-
                                                        ----     ------  ------
Balance at March 31, 1997...........................    $570     $1,077  $1,647
                                                        ====     ======  ======

       TABLE 4--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                                  MATURE DURING
                                             --------------------------
                                             1997  1998   1999    2000   TOTAL
                                             ----  -----  -----  ------  ------
                                                 (DOLLARS IN MILLIONS)
RECEIVE FIXED RATE SWAPS:
  Notional amount........................... $215  $ 275  $  80   $ -0-  $  570
  Receive rate.............................. 6.46%  6.73%  6.82%   0.00%   6.64%
  Pay rate.................................. 5.53%  5.54%  5.58%   0.00%   5.54%
CAPS:
  Notional amount........................... $ 77  $ -0-  $ -0-  $1,000  $1,077

--------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average March 1997 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                                                         NET CHARGE-OFFS
                                 LOANS*          NONPERFORMING LOANS** THREE MONTHS ENDED
                                MARCH 31               MARCH 31             MARCH 31
                         ----------------------- --------------------- -------------------
                            1997        1996        1997       1996      1997      1996
                         ----------- ----------- ---------- ---------- --------- ---------
                                                  (IN THOUSANDS)
Commercial.............. $ 3,582,878 $ 3,049,679 $   15,561 $   17,096 $     322    $ (553)
                         ----------- ----------- ---------- ---------- --------- ---------
Commercial real estate:
 Commercial real estate
  mortgages.............   1,683,402   1,565,544     23,854     35,377       492       573
 Real estate construc-
  tion:.................     622,490     586,903      1,665      1,950         2      (246)
                         ----------- ----------- ---------- ---------- --------- ---------
   Total commercial real
   estate...............   2,305,892   2,152,447     25,519     37,327       494       327
                         ----------- ----------- ---------- ---------- --------- ---------
Consumer:
 Residential first mort-
  gages.................   2,961,672   3,416,763     26,380     31,141       381       784
 Other residential mort-
  gages.................     929,753     700,934      5,106        980       398        24
 Dealer indirect........   1,205,451   1,055,321      5,148      3,384     3,753     5,565
 Revolving credit.......     498,776     471,741        -0-        -0-     8,554     6,388
 Other consumer.........     540,455     629,312      1,755        991     3,815     3,106
                         ----------- ----------- ---------- ---------- --------- ---------
   Total consumer.......   6,136,107   6,274,071     38,389     36,496    16,901    15,867
                         ----------- ----------- ---------- ---------- --------- ---------
                         $12,024,877 $11,476,197 $   79,469 $   90,919 $  17,717 $  15,641
                         =========== =========== ========== ========== ========= =========

--------
 * Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                       TABLE 6--ALLOWANCE FOR LOAN LOSSES

                             1997                          1996
                          ----------- -----------------------------------------------
                          1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,049    $179,350    $178,724    $177,930    $178,451
Loans charged off.......    (22,632)    (23,009)    (21,202)    (18,442)    (20,626)
Recoveries of loans pre-
 viously charged off....      4,915       4,211       4,323       5,187       4,985
                           --------    --------    --------    --------    --------
Net charge-offs.........    (17,717)    (18,798)    (16,879)    (13,255)    (15,641)
Addition to allowance
 charged to expense.....     17,717      18,497      17,505      14,049      15,120
                           --------    --------    --------    --------    --------
Balance at end of peri-
 od.....................   $179,049    $179,049    $179,350    $178,724    $177,930
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.49%       1.48%       1.52%       1.55%       1.55%
Allowance for loan
 losses to nonperforming
 loans..................     225.31%     229.41%     221.40%     213.83%     195.70%
Allowance for loan
 losses to nonperforming
 assets.................     189.69%     189.84%     183.67%     182.29%     163.06%
Net charge-offs to aver-
 age loans net of un-
 earned income
 (annualized)...........       0.60%       0.63%       0.57%       0.46%       0.54%

                         TABLE 7--NONPERFORMING ASSETS

                            1997                       1996
                          --------  -------------------------------------------
                          MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30   MARCH 31
                          --------  ----------- ------------ --------  --------
                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans........  $ 79,469   $ 78,048     $ 81,007   $ 83,583  $ 90,919
Foreclosed properties...    12,890     14,445       13,874     12,845    14,764
Repossessions...........     2,030      1,822        2,769      1,614     3,439
                          --------   --------     --------   --------  --------
 Total nonperforming as-
  sets*.................  $ 94,389   $ 94,315     $ 97,650   $ 98,042  $109,122
                          ========   ========     ========   ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.78%      0.78%        0.82%      0.85%     0.95%
Accruing loans 90 days
 past due...............  $ 32,535   $ 36,382     $ 39,535   $ 39,944  $ 40,110

--------
* Exclusive of accruing loans 90 days past due.

                        TABLE 8--INVESTMENT SECURITIES

                                       MARCH 31, 1997        MARCH 31, 1996
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY:
  U.S. Treasury and federal agency
   securities...................... $2,159,255 $2,131,235 $2,109,300 $2,093,261
  State, county and municipal secu-
   rities..........................    162,941    168,413    208,929    219,273
  Other securities.................    245,051    242,155    256,682    253,336
                                    ---------- ---------- ---------- ----------
                                    $2,567,247 $2,541,803 $2,574,911 $2,565,870
                                    ========== ========== ========== ==========
AVAILABLE-FOR-SALE:
  U.S. Treasury and federal agency
   securities...................... $1,831,993            $2,299,853
  Other securities.................    190,403               234,938
                                    ----------            ----------
                                    $2,022,396            $2,534,791
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset- backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 1997 were approximately 4.1 years and 7.06%, respectively. Included in the balance was $3.5 billion of mortgage-backed securities, $851 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at March 31, 1997 were approximately 4.4 years and 7.04%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.4 years.

2. The available-for-sale portfolio included net unrealized gains of $13.6 million and $26.9 million at March 31, 1997 and 1996, respectively.

                 TABLE 9 - OTHER INTEREST-BEARING LIABILITIES

                                                                 MARCH 31
                                                            -------------------
                                                               1997      1996
                                                            ---------- --------
                                                              (IN THOUSANDS)
OTHER BORROWED FUNDS:
  Treasury, tax and loan notes............................. $  849,730 $283,690
  Short-term Federal Home Loan Bank advances...............    185,000  183,000
  Short-term bank notes....................................    200,000      -0-
  Other short-term debt....................................    109,508   16,631
                                                            ---------- --------
    Total other borrowed funds............................. $1,344,238 $483,321
                                                            ========== ========
OTHER LONG-TERM DEBT:
  6 3/4% Subordinated Debentures Due 2025.................. $  149,849 $149,832
  7 3/4% Subordinated Notes Due 2004.......................    149,343  149,252
  Subordinated Capital Notes Due 1999......................     99,731   99,602
  Long-term notes payable..................................     12,987   27,615
                                                            ---------- --------
    Total other long-term debt............................. $  411,910 $426,301
                                                            ========== ========

                      TABLE 10--CAPITAL AMOUNTS AND RATIOS

                                                         MARCH 31
                                             ----------------------------------
                                                   1997              1996
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
  AmSouth................................... $1,103,443  7.82% $1,071,654  7.98%
  AmSouth Bank of Alabama...................    845,507  9.64     795,953  9.45
  AmSouth Bank of Florida...................    425,978  9.91     414,195  9.93
  AmSouth Bank of Tennessee.................    103,191 12.68     100,265 14.26
TOTAL CAPITAL:
  AmSouth................................... $1,619,015 11.47% $1,598,413 11.91%
  AmSouth Bank of Alabama...................    937,007 10.68     884,371 10.50
  AmSouth Bank of Florida...................    479,954 11.16     466,570 11.19
  AmSouth Bank of Tennessee.................    113,386 13.94     109,094 15.51
LEVERAGE:
  AmSouth................................... $1,103,443  6.23% $1,071,654  6.16%
  AmSouth Bank of Alabama...................    845,507  8.52     795,953  8.27
  AmSouth Bank of Florida...................    425,978  6.27     414,195  6.05
  AmSouth Bank of Tennessee.................    103,191  9.26     100,265  9.29

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

  ITEM 6(B)--REPORTS ON FORM 8-K

  One report on Form 8-K was filed by AmSouth during the period January 1, 1997 to March 31, 1997. The report was filed on March 28, 1997 and reported that AmSouth's Board of Directors had approved (1) a three-for-two stock split with respect to the company's common stock and (2) the repurchase of up to 4,000,000 shares of the company's common stock (6,000,000 shares on a post-split basis).

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AMSOUTH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

May 12, 1997                                        /s/ C. Dowd Ritter
                                          By: _________________________________
                                                      C. DOWD RITTER
                                             Chairman of the Board, President
                                                and Chief Executive Officer

May 12, 1997                                    /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                   ROBERT R. WINDELSPECHT
                                                 Executive Vice President
                                                        Controller

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

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.

(2) Filed as Exhibit 3-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.