Form 10-Q
period 1997-06-30
AMSOUTH BANCORPORATION
filed 1997-08-14
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30,       COMMISSION FILE NUMBER 1-7476
1997
                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                63-0591257
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)
                                                          35203
         AMSOUTH - SONAT TOWER                         (ZIP CODE)
        1900 FIFTH AVENUE NORTH
          BIRMINGHAM, ALABAMA
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

YES X   NO

AS OF AUGUST 8, 1997 AMSOUTH BANCORPORATION HAD 80,616,245 SHARES OF COMMON STOCK OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I. Financial Information
   Item 1. Financial Statements (Unaudited)
       Consolidated Statement of Condition--June 30, 1997, December 31,
        1996,
        and June 30, 1996................................................    3
       Consolidated Statement of Earnings--Six months and three months ended
        June 30, 1997 and 1996...........................................    4
       Consolidated Statement of Shareholders' Equity--Six months ended
        June 30, 1997....................................................    5
       Consolidated Statement of Cash Flows--Six months ended June 30,
        1997
        and 1996.........................................................    6
       Notes to Consolidated Financial Statements........................    7
       Independent Accountants' Review Report............................    9
   Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of
        Operations.......................................................   10
Part II.  Other Information
   Item 1. Legal Proceedings.............................................   20
   Item 4. Submission of Matters to a Vote of Security Holders...........   20
   Item 5. Other Information.............................................   21
   Item 6. Exhibits and Reports on Form 8-K..............................   21
Signatures...............................................................   22
Exhibit Index............................................................   23

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

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                            JUNE 30    DECEMBER 31    JUNE 30
                                             1997         1996         1996
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   639,588  $   648,494  $   553,049
Federal funds sold and securities
 purchased under agreements to resell...        3,075       15,000        7,575
Trading securities......................        3,790        3,879        3,603
Available-for-sale securities...........    2,264,214    2,290,478    2,514,195
Held-to-maturity securities (market
 value of $2,475,229, $2,649,481 and
 $2,737,124, respectively)..............    2,475,095    2,644,706    2,770,228
Mortgage loans held for sale............       44,857       60,582      115,742
Loans...................................   12,203,520   12,168,572   11,613,277
Less: Allowance for loan losses.........      179,081      179,049      178,724
  Unearned income.......................       85,880       88,326       69,946
                                          -----------  -----------  -----------
   Net loans............................   11,938,559   11,901,197   11,364,607
Premises and equipment, net.............      314,898      301,592      287,489
Customers' acceptance liability.........        2,059        3,190        3,731
Accrued interest receivable and other
 assets.................................      667,196      538,146      520,228
                                          -----------  -----------  -----------
                                          $18,353,331  $18,407,264  $18,140,447
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabili-
 ties:
 Deposits:
  Noninterest-bearing demand............  $ 1,912,532  $ 1,951,543  $ 1,822,694
  Interest-bearing demand...............    3,809,161    3,599,987    3,601,166
  Savings...............................    1,028,198    1,068,555    1,035,475
  Time..................................    5,017,586    5,073,387    5,650,684
  Certificates of deposit of $100,000 or
   more.................................      846,209      774,127      849,113
                                          -----------  -----------  -----------
   Total deposits.......................   12,613,686   12,467,599   12,959,132
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,132,381    1,872,286    1,675,240
 Other borrowed funds...................    1,736,941    1,025,383    1,216,612
 Long-term Federal Home Loan Bank ad-
  vances................................      798,245    1,023,729      284,079
 Other long-term debt...................      436,970      411,946      425,779
                                          -----------  -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   16,718,223   16,800,943   16,560,842
Acceptances outstanding.................        2,059        3,190        3,731
Accrued expenses and other liabilities..      250,276      207,302      183,802
                                          -----------  -----------  -----------
   Total liabilities....................   16,970,558   17,011,435   16,748,375
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares;
  Issued and outstanding--none..........          -0-          -0-          -0-
 Common stock--par value $1 a share:
  Authorized--200,000,000 shares
  Issued--90,033,326, 90,034,023 and
   90,042,911 shares, respectively......       90,033       90,034       90,043
 Capital surplus........................      562,971      562,459      559,170
 Retained earnings......................      918,340      858,329      838,846
 Cost of common stock in treasury--
  7,968,502, 5,997,737 and 5,176,152
  shares, respectively..................     (201,270)    (128,889)    (101,267)
 Deferred compensation on restricted
  stock.................................      (11,050)     (10,400)      (4,588)
 Unrealized gains on available-for-sale
  securities, net of deferred taxes.....       23,749       24,296        9,868
                                          -----------  -----------  -----------
   Total shareholders' equity...........    1,382,773    1,395,829    1,392,072
                                          -----------  -----------  -----------
                                          $18,353,331  $18,407,264  $18,140,447
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                            SIX MONTHS         THREE MONTHS
                                           ENDED JUNE 30       ENDED JUNE 30
                                        ------------------- -------------------
                                          1997      1996      1997      1996
                                        --------- --------- --------- ---------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans.................................  $ 517,350 $ 498,480 $ 263,182 $ 247,651
Available-for-sale securities.........     77,245    79,384    39,789    40,912
Held-to-maturity securities...........     87,173    85,497    42,941    45,276
Trading securities....................         53        89        29        48
Mortgage loans held for sale..........        985     3,468       498     2,016
Federal funds sold and securities
 purchased under agreements to
 resell...............................        483       756       182       392
                                        --------- --------- --------- ---------
 Total revenue from earning assets....    683,289   667,674   346,621   336,295
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits......     56,288    59,407    29,238    29,051
Savings deposits......................     15,075    13,581     7,471     6,899
Time deposits.........................    140,133   166,656    70,548    83,283
Certificates of deposit of $100,000 or
 more.................................     23,652    25,950    12,444    12,602
Federal funds purchased and securities
 sold under agreements to repurchase..     39,327    44,303    20,037    22,483
Other borrowed funds..................     31,008    19,014    18,054    11,430
Long-term Federal Home Loan Bank
 advances.............................     25,127     4,880    10,977     2,468
Other long-term debt..................     15,886    16,023     8,226     7,924
                                        --------- --------- --------- ---------
 Total interest expense...............    346,496   349,814   176,995   176,140
                                        --------- --------- --------- ---------
NET INTEREST INCOME...................    336,793   317,860   169,626   160,155
Provision for loan losses.............     35,517    29,169    17,800    14,049
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES......................    301,276   288,691   151,826   146,106
                                        --------- --------- --------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts...     48,749    47,007    24,418    23,878
Trust income..........................     29,979    27,899    15,184    14,418
Consumer investment services income...     11,269     7,811     5,932     4,323
Credit card income....................      7,269     6,902     3,715     3,723
Interchange income....................      5,666     4,003     2,998     2,320
Mortgage administration fees..........      2,943     1,831     1,659       709
Letters of credit income..............      4,048     3,954     1,825     1,920
Portfolio income......................      5,308     3,952     2,744     2,076
Other noninterest revenues............     14,275    11,143     7,349     6,114
                                        --------- --------- --------- ---------
 Total noninterest revenues...........    129,506   114,502    65,824    59,481
                                        --------- --------- --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits........    122,536   114,354    61,377    57,116
Net occupancy expense.................     27,805    26,299    14,092    13,108
Equipment expense.....................     27,712    26,066    14,148    13,263
Marketing expense.....................      9,176     8,865     4,583     4,488
Postage and office supplies...........     10,999    11,671     5,253     5,795
Communications expense................      9,990     7,645     5,389     4,295
Professional fees.....................      5,623     5,600     3,019     3,375
FDIC premiums.........................      1,418     5,238       833     2,676
Amortization expense..................      9,217     8,602     4,672     4,364
Other noninterest expenses............     35,528    36,755    18,014    19,841
                                        --------- --------- --------- ---------
 Total noninterest expenses...........    260,004   251,095   131,380   128,321
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES............    170,778   152,098    86,270    77,266
Income taxes..........................     60,305    56,230    30,370    28,561
                                        --------- --------- --------- ---------
 NET INCOME...........................  $ 110,473 $  95,868 $  55,900 $  48,705
                                        ========= ========= ========= =========
Average common shares outstanding*....     83,235    85,146    82,687    84,762
Earnings per common share*............  $    1.33 $    1.13 $    0.68 $    0.57

--------
* Restated for three-for-two common stock split.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                UNREALIZED
                         COMMON   CAPITAL   RETAINED  TREASURY     DEFERRED   GAINS/(LOSSES)
                          STOCK   SURPLUS   EARNINGS    STOCK    COMPENSATION ON SECURITIES    TOTAL
                         -------  --------  --------  ---------  ------------ -------------- ----------
                                                       (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1997................... $60,023  $592,470  $858,329  $(128,889)   $(10,400)     $24,296     $1,395,829
Adjustment for the
 effect of 3-for-2
 common stock split.....  30,011   (30,011)      -0-        -0-         -0-          -0-            -0-
                         -------  --------  --------  ---------    --------      -------     ----------
BALANCE AT JANUARY 1,
 1997 RESTATED..........  90,034   562,459   858,329   (128,889)    (10,400)      24,296      1,395,829
Net income..............     -0-       -0-   110,473        -0-         -0-          -0-        110,473
Cash dividends declared
 ($0.56 per common
 share)*................     -0-       -0-   (46,645)       -0-         -0-          -0-        (46,645)
Common stock
 transactions:
 Purchase of common
  stock.................     -0-       -0-       -0-    (91,773)        -0-          -0-        (91,773)
 Employee stock plans...      (1)      444    (3,707)    16,770        (650)         -0-         12,856
 Dividend reinvestment..     -0-        68      (110)     2,622         -0-          -0-          2,580
Unrealized losses on
 available-for-sale
 securities, net of
 deferred taxes.........     -0-       -0-       -0-        -0-         -0-         (547)          (547)
                         -------  --------  --------  ---------    --------      -------     ----------
BALANCE AT JUNE 30,
 1997................... $90,033  $562,971  $918,340  $(201,270)   $(11,050)     $23,749     $1,382,773
                         =======  ========  ========  =========    ========      =======     ==========

--------
* Restated for three-for-two common stock split.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                              ENDED JUNE 30
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $ 110,473  $  95,868
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses...............................     35,517     29,169
 Provision for foreclosed property losses................        268        -0-
 Depreciation and amortization of premises and equip-
  ment...................................................     16,689     13,682
 Amortization of premiums and discounts on held-to-matu-
  rity securities and available-for-sale securities......       (930)    (1,719)
 Net decrease (increase) in mortgage loans held for
  sale...................................................     15,725    (53,725)
 Net decrease (increase) in trading securities...........         87       (631)
 Net gains on sales of available-for-sale securities.....     (4,941)    (2,697)
 Net gains on calls of held-to-maturity securities.......        -0-       (144)
 Net (increase) decrease in accrued interest receivable
  and other assets.......................................   (104,576)    17,553
 Net (decrease) increase in accrued expenses and other
  liabilities............................................    (22,610)    21,535
 Provision for deferred income taxes.....................     18,441     12,361
 Amortization of intangible assets.......................      8,279      8,459
 Other...................................................      4,197      1,537
                                                           ---------  ---------
  Net cash provided by operating activities..............     76,619    141,248
                                                           ---------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities.....................................    138,499    342,779
Proceeds from sales of available-for-sale securities.....    635,838    886,509
Purchases of available-for-sale securities...............   (541,612)  (761,850)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................    170,214    213,775
Purchases of held-to-maturity securities.................        -0-   (816,469)
Net decrease (increase) in federal funds sold and securi-
 ties purchased under agreements to resell...............     11,925     (5,800)
Net increase in loans....................................   (286,341)  (357,538)
Net purchases of premises and equipment..................    (29,995)   (24,745)
                                                           ---------  ---------
  Net cash provided (used) by investing activities.......     98,528   (523,339)
                                                           ---------  ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts................................................    129,806   (290,665)
Net increase (decrease) in time deposits.................     16,605   (169,354)
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase.....................   (739,905)  (185,850)
Net increase in other borrowed funds.....................    686,558    737,534
Issuance of long-term Federal Home Loan Bank advances and
 other long-term debt....................................    775,000    420,000
Payments for maturing long-term debt.....................   (950,515)  (151,634)
Cash dividends paid......................................    (23,208)   (45,192)
Proceeds from employee stock plans and dividend reinvest-
 ment plan...............................................     13,379      9,166
Purchase of common stock.................................    (91,773)   (40,506)
                                                           ---------  ---------
  Net cash (used) provided by financing activities.......   (184,053)   283,499
                                                           ---------  ---------
Decrease in cash and cash equivalents....................     (8,906)   (98,592)
Cash and cash equivalents at beginning of period.........    648,494    651,641
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 639,588  $ 553,049
                                                           =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  General --The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income. All common share data presented reflect a three-for-two stock split completed in April 1997. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1996 annual report on Form 10-K.

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

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, AmSouth will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the six month and three month periods ended June 30, 1997 and 1996 is not expected to be material.

  In June 1997, FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rules require that enterprises classify items of other comprehensive income separately from retained earnings and capital surplus in the equity section of the statement of condition. This Statement is effective for fiscal years beginning after December 15, 1997.

  FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued in June 1997. This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments.

  Cash Flows--For the six months ended June 30, 1997 and 1996, AmSouth paid interest of $342,053,000 and $354,698,000, respectively, and income taxes of $38,273,000 and $54,245,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1997 and 1996 were $8,601,000 and $9,764,000, respectively, and noncash transfers from foreclosed properties to loans were $331,000 and $154,000, respectively. For the six months ended June 30, 1997 and 1996, noncash transfers from loans to available-for-sale securities of approximately $204,918,000 and $514,522,000, respectively, and noncash transfers from loans to other assets of approximately $1,546,000 and $3,886,000, respectively, were made in connection with mortgage loan securitizations.

  Shareholders' Equity--During the first half of 1997, AmSouth purchased 2,527,000 shares of its common stock at a cost of $91,773,000 for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. At June 30, 1997, approximately 5,200,000 shares remained authorized for purchase under a plan approved by AmSouth's Board of Directors (Board) in March 1997.

  On March 20, 1997, AmSouth's Board approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend was paid April 30 to shareholders of record as of April 4.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the six-month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, cash flows, and shareholders' equity for the year then ended (not presented herein) and in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ ERNST & YOUNG LLP

August 14, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $110.5 million for the six months ended June 30, 1997, a 15.2% increase over net income of $95.9 million for the same period of 1996. On a per common share basis, earnings were $1.33 and $1.13, respectively. Year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.23% and an annualized return on average equity (ROE) of 16.13% compared to 1.08% and 14.01%, respectively, for the first half of 1996. AmSouth's 1997 year-to-date operating efficiency ratio improved to 55.29% compared to 57.41% for the prior year.

  Net income for the second quarter of 1997 was $55.9 million, or $.68 per common share, compared to $48.7 million, or $.57 per common share, for the same period of 1996. ROA and ROE for the second quarter of 1997 were 1.24% and 16.32%, respectively, compared to 1.09% and 14.26%, respectively, for the second quarter of 1996.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1997 was $340.7 million, a 5.5% increase over the same period of 1996. A combination of the higher rate earned on average earning assets and the lower rate paid on average interest-bearing liabilities resulted in a 20 basis point improvement in the net interest margin and a 25 basis point improvement in the incremental interest spread. The improvement was primarily the result of a $380.9 million increase in average loans net of unearned income (net loans) combined with a seven basis point increase in the yield earned on net loans. Also contributing to the improvement was a $583.3 million decline in average time deposits combined with a 36 basis point decrease in the average rate paid on time deposits. These changes were partially offset by a $1.2 billion increase in average other interest-bearing liabilities, most of which is attributable to an $823.6 million increase in Federal Home Loan Bank advances.

Asset/Liability Management

  AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

  The primary tool used by AmSouth to measure interest rate risk is an earnings simulation model which evaluates the impact of different interest rate scenarios on the corporation's projected business plan over a 12 to 24 month horizon. Management feels that a more traditional interest sensitivity gap analysis does not provide a complete picture of AmSouth's exposure to interest rate changes since static gap models are a point-in-time measurement and, therefore, do not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns of rate movements in general or changes in prepayment speeds due to changes in rates. AmSouth's earnings simulation model incorporates the effects of these factors in addition to the impact of certain embedded interest rate caps and floors on certain assets and liabilities while also reflecting management's anticipated action under varying interest rate environments.

  Interest rate scenarios are simulated on a regular basis to determine the range of interest rate risk. Net interest income performance is measured under scenarios ranging from plus or minus 100 basis points to plus or minus 300 basis points over 12 months compared to a stable interest rate environment. The net interest income differential is expressed as a percent of net interest income over twelve months if interest rates are unchanged. As of June 30, 1997, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with the net interest income differential, in a plus or minus 200 basis point scenario, being approximately two percent when compared to net interest income in a stable interest rate scenario. This level of interest rate risk is well within the company's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings and money market accounts, would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1997, AmSouth entered into additional interest rate swaps in the notional amount of $485.0 million and terminated interest rate caps in the notional amount of $1.0 billion. See Table 4. The swaps added in 1997 as hedges were designated to certain commercial loans, available-for-sale securities and certificates of deposit. At June 30, 1997, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At June 30, 1997, no off-balance sheet instruments were held for trading purposes.

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

  Table 7 presents a five quarter analysis of the allowance for loan losses. At June 30, 1997, the allowance for loan losses was $179.1 million, or 1.48% of loans net of unearned income, compared to $178.7 million, or 1.55%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 213.83% at June 30, 1996 to 245.17% for the same period in 1997 as the level of nonperforming loans decreased $10.5 million.

  For the six months ended June 30, 1997, net charge-offs were $35.5 million, an increase of $6.6 million compared to the same period of 1996. Increases occurred primarily in the revolving credit segment of the consumer loan portfolio. Consumer net charge-offs rose to 1.11% of average consumer loans at June 30, 1997 compared to .90% for the prior year. Declining trends in credit quality in the consumer sector of the economy contributed to the increase in net charge-offs. Annualized net charge-offs to average loans net of unearned income for the six months ended June 30, 1997 was .60% compared to .50% for the same period of the prior year. The provision for loan losses for the six months ended June 30, 1997 was $35.5 million and approximated net charge-offs. Net charge-offs of impaired loans for the six months ended June 30, 1997 and 1996 totaled $1.9 million and $127 thousand, respectively.

  Table 8 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets improved from
 .85% at June 30, 1996 to .73% at June 30, 1997. The level of nonperforming assets decreased $9.2 million during the same period.

  Included in nonperforming assets at June 30, 1997 and 1996 was $39.5 million and $44.5 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. There was $7.8 million in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended June 30, 1997 and 1996 was $43.3 million and $50.6 million, respectively, and $42.5 million and $52.9 million, respectively, for the six months ended June 30, 1997 and 1996. AmSouth recorded no material interest income on its impaired loans during the six months ended June 30, 1997.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $129.5 million at June 30, 1997 compared to $114.5 million for the prior year. Compared to the prior year, service charges on deposit accounts increased $1.7 million due to increased account activity and decreased fee waivers. Trust income increased $2.1 million primarily from new employee benefit plan administration and personal trust accounts. Consumer investment services income increased $3.5 million primarily as a result of a higher sales volume of annuity products. The expansion of AmSouth's ATM network and an increase in check card usage were the primary reasons for a 41.5% increase in interchange income. Other noninterest revenues increased $3.1 million primarily due to income generated from bank owned life insurance policies on the lives of certain AmSouth officers.

  Noninterest revenues for the second quarter of 1997 were $65.8 million, a 10.7% increase over the same period of the prior year. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses increased 3.5% to $260.0 million at June 30, 1997 compared to $251.1 million for the prior year. Salaries and employee benefits increased $8.2 million primarily due to merit increases and increases in staffing in income producing areas. Net occupancy expense increased $1.5 million primarily due to higher lease payments related to increased occupancy in a new office complex. Equipment expense increased $1.6 million primarily reflecting the costs of investments in technology for the consumer and commercial lines of business. Communications expense increased $2.3 million as the network was established for these consumer and commercial technology projects. FDIC premiums decreased $3.8 million as a result of the Federal Deposit Insurance Corporation reducing the premium assessment rate on insured deposits beginning January 1997.

  Noninterest expenses for the second quarter were $131.4 million compared to $128.3 million for the same period of the prior year. Changes were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

  At June 30, 1997, shareholders' equity totaled $1.4 billion or 7.53% of total assets. Since December 31, 1996, shareholders' equity has decreased $13.1 million as the increase from net income of $110.5 million was primarily offset by dividends of $46.6 million and the purchase of 2,527,000 shares of AmSouth common stock for $91.8 million.

  Table 11 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 1997 and 1996. At June 30, 1997, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums and the bank was well-capitalized at June 30, 1997.

Interstate Banking

  On June 25, 1997, AmSouth merged its five subsidiary banks located in the states of Alabama, Florida, Georgia and Tennessee. The resulting bank operates under the name "AmSouth Bank". See "Item 5. Other Information."

                           TABLE 1--FINANCIAL SUMMARY

                                   JUNE 30
                         ------------------------------     %
                             1997            1996         CHANGE
                         --------------  --------------  -------------
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned
   income............... $   12,117,640  $   11,543,331       5.0%
  Total investment secu-
   rities*..............      4,701,831       5,269,330     (10.8)
  Total assets..........     18,353,331      18,140,447       1.2
  Total deposits........     12,613,686      12,959,132      (2.7)
  Shareholders' equity..      1,382,773       1,392,072      (0.7)
Year-to-date average
 balances:
  Loans net of unearned
   income............... $   12,005,268  $   11,624,393       3.3%
  Total investment secu-
   rities*..............      4,674,827       4,905,883      (4.7)
  Total assets..........     18,061,586      17,840,806       1.2
  Total deposits........     12,426,151      13,186,020      (5.8)
  Shareholders' equity..      1,381,181       1,375,691       0.4
                                                                     THREE MONTHS
                          SIX MONTHS ENDED JUNE 30                   ENDED JUNE 30
                         ------------------------------             ----------------    %
                             1997            1996        % CHANGE    1997     1996    CHANGE
                         --------------  --------------  ------------------  -------  ------
EARNINGS SUMMARY
  Net income............ $      110,473  $       95,868      15.2%  $55,900  $48,705   14.8%
  Per common share **...           1.33            1.13      17.7      0.68     0.57   19.3
SELECTED RATIOS
  Return on average as-
   sets (annualized)....           1.23%           1.08%               1.24%    1.09%
  Return on average eq-
   uity (annualized)....          16.13           14.01               16.32    14.26
  Average equity to as-
   sets.................           7.65            7.71                7.57     7.63
  End of period equity
   to assets............           7.53            7.67                7.53     7.67
  End of period tangible
   equity to assets.....           6.12            6.24                6.12     6.24
  Allowance for loan
   losses to loans net
   of unearned income...           1.48            1.55                1.48     1.55
  Efficiency ratio......          55.29           57.41               55.35    57.79
COMMON STOCK DATA **
  Cash dividends de-
   clared............... $         0.56  $         0.53             $  0.28  $  0.27
  Book value at end of
   period...............          16.85           16.40               16.85    16.40
  Market value at end of
   period...............          37.81           24.08               37.81    24.08
  Average common shares
   outstanding..........         83,235          85,146              82,687   84,762

--------
 * Excludes adjustment for market valuation on available-for-sale securities. ** Restated for three-for-two common stock split in April 1997.

         TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE EARNING ASSETS
             AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                     1997                          1996
                          ----------------------------  ----------------------------
                                  SIX MONTHS                    SIX MONTHS
                                 ENDED JUNE 30                 ENDED JUNE 30
                          ----------------------------  ----------------------------
                            AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                          -----------  -------- ------  -----------  -------- ------  ---
                             (TAXABLE EQUIVALENT BASIS - DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $12,005,268  $518,281  8.71%  $11,624,393  $499,656  8.64%
 Available-for-sale se-
  curities..............    2,112,154    77,245  7.37     2,386,999    79,384  6.69
 Held-to-maturity secu-
  rities:
  Taxable...............    2,400,627    81,236  6.82     2,310,210    77,790  6.77
  Tax-free..............      162,046     8,920 11.10       208,674    11,506 11.09
                          -----------  --------         -----------  --------
  Total held-to-maturity
   securities...........    2,562,673    90,156  7.09     2,518,884    89,296  7.13
                          -----------  --------         -----------  --------
   Total investment se-
    curities............    4,674,827   167,401  7.22     4,905,883   168,680  6.91
 Other earning assets...       64,433     1,521  4.76       133,679     4,313  6.49
                          -----------  --------         -----------  --------
  Total earning assets..   16,744,528   687,203  8.28    16,663,955   672,649  8.12
                                       --------                      --------
Cash and other assets...    1,469,926                     1,328,653
Allowance for loan
 losses.................     (179,855)                     (178,438)
Market valuation on
 available-for-sale
 securities.............       26,987                        26,636
                          -----------                   -----------
                          $18,061,586                   $17,840,806
                          ===========                   ===========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest-bearing liabil-
 ities:
 Interest-bearing demand
  deposits..............  $ 3,566,617    56,288  3.18   $ 3,772,844    59,407  3.17
 Savings deposits.......    1,061,112    15,075  2.86     1,019,952    13,581  2.68
 Time deposits..........    5,163,416   140,133  5.47     5,747,175   166,656  5.83
 Certificates of deposit
  of $100,000 or more...      846,321    23,652  5.64       904,240    25,950  5.77
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    1,504,248    39,327  5.27     1,721,049    44,303  5.18
 Other interest-bearing
  liabilities...........    2,529,978    72,021  5.74     1,342,991    39,917  5.98
                          -----------  --------         -----------  --------
  Total interest-bearing
   liabilities..........   14,671,692   346,496  4.76    14,508,251   349,814  4.85
                                       -------- -----                -------- -----
INCREMENTAL INTEREST
 SPREAD.................                         3.52%                         3.27%
                                                =====                         =====
Noninterest-bearing
 demand deposits........    1,788,685                     1,741,809
Other liabilities.......      220,028                       215,055
Shareholders' equity....    1,381,181                     1,375,691
                          -----------                   -----------
                          $18,061,586                   $17,840,806
                          ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON A
 TAXABLE EQUIVALENT
 BASIS..................                340,707  4.10%                322,835  3.90%
                                                =====                         =====
Taxable equivalent ad-
 justment:
 Loans..................                    931                         1,176
 Securities.............                  2,983                         3,799
                                       --------                      --------
  Total taxable equiva-
   lent adjustment......                  3,914                         4,975
                                       --------                      --------
   Net interest income..               $336,793                      $317,860
                                       ========                      ========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                             1997
                    ----------------------------------------------------------
                          SECOND QUARTER                 FIRST QUARTER
                    ----------------------------  ----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------  -----------  -------- ------
                       (TAXABLE EQUIVALENT BASIS - DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
  unearned
  income..........  $12,085,579  $263,645  8.75%  $11,924,065  $254,640  8.66%
 Available-for-
  sale
  securities......    2,163,439    39,789  7.38     2,060,299    37,456  7.37
 Held-to-maturity
  securities:
 Taxable..........    2,366,941    40,138  6.80     2,434,686    41,098  6.85
 Tax-free.........      155,744     4,240 10.92       168,419     4,679 11.27
                    -----------  --------         -----------  --------
 Total held-to-
  maturity
  securities......    2,522,685    44,378  7.06     2,603,105    45,777  7.13
                    -----------  --------         -----------  --------
  Total investment
   securities.....    4,686,124    84,167  7.20     4,663,404    83,233  7.24
 Other earning
  assets..........       59,722       709  4.76        69,198       809  4.74
                    -----------  --------         -----------  --------
 Total earning
  assets..........   16,831,425   348,521  8.31    16,656,667   338,682  8.25
                                 --------                      --------
Cash and other
 assets...........    1,475,669                     1,464,118
Allowance for loan
 losses...........     (179,075)                     (180,643)
Market valuation
 on available-for-
 sale securities..       21,917                        32,112
                    -----------                   -----------
                    $18,149,936                   $17,972,254
                    ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand
  deposits........  $ 3,606,363    29,238  3.25   $ 3,526,430    27,050  3.11
 Savings
  deposits........    1,048,497     7,471  2.86     1,073,866     7,603  2.87
 Time deposits....    5,155,529    70,548  5.49     5,171,390    69,585  5.46
 Certificates of
  deposit of
  $100,000 or
  more............      885,565    12,444  5.64       806,641    11,209  5.64
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...    1,493,231    20,037  5.38     1,515,388    19,290  5.16
 Other interest-
  bearing
  liabilities.....    2,559,769    37,257  5.84     2,499,857    34,764  5.64
                    -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities.....   14,748,954   176,995  4.81    14,593,572   169,501  4.71
                                 -------- -----                -------- -----
INCREMENTAL
 INTEREST SPREAD..                         3.50%                         3.54%
                                          =====                         =====
Noninterest-
 bearing demand
 deposits.........    1,805,781                     1,771,399
Other
 liabilities......      221,575                       218,464
Shareholders'
 equity...........    1,373,626                     1,388,819
                    -----------                   -----------
                    $18,149,936                   $17,972,254
                    ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON
 A TAXABLE
 EQUIVALENT
 BASIS............                171,526  4.09%                169,181  4.12%
                                          =====                         =====
Taxable equivalent
 adjustment:
 Loans............                    463                           468
 Securities.......                  1,437                         1,546
                                 --------                      --------
 Total taxable
  equivalent
  adjustment......                  1,900                         2,014
                                 --------                      --------
  Net interest
   income.........               $169,626                      $167,167
                                 ========                      ========

                                                             1996
                      ----------------------------------------------------------------------------------------
                            FOURTH QUARTER                 THIRD QUARTER                SECOND QUARTER
                      ----------------------------  ----------------------------  ----------------------------
                        AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                        BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                      -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                    (TAXABLE EQUIVALENT BASIS - DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
  unearned
  income..........    $11,802,480  $254,051  8.56%  $11,726,594  $252,951  8.58%  $11,575,473  $248,225  8.62%
 Available-for-
  sale
  securities......      2,324,417    42,081  7.20     2,468,474    43,008  6.93     2,419,311    40,912  6.80
 Held-to-maturity
  securities:
 Taxable..........      2,502,510    42,208  6.71     2,566,379    43,162  6.69     2,477,564    41,531  6.74
 Tax-free.........        183,722     5,590 12.10       191,680     5,106 10.60       201,702     5,594 11.15
                      -----------  --------         -----------  --------         -----------  --------
 Total held-to-
  maturity
  securities......      2,686,232    47,798  7.08     2,758,059    48,268  6.96     2,679,266    47,125  7.07
                      -----------  --------         -----------  --------         -----------  --------
  Total investment
   securities.....      5,010,649    89,879  7.14     5,226,533    91,276  6.95     5,098,577    88,037  6.94
 Other earning
  assets..........         60,354       742  4.89       102,270     1,578  6.14       156,952     2,456  6.29
                      -----------  --------         -----------  --------         -----------  --------
 Total earning
  assets..........     16,873,483   344,672  8.13    17,055,397   345,805  8.07    16,831,002   338,718  8.09
                                   --------                      --------                      --------
Cash and other
 assets...........      1,321,914                     1,332,692                     1,324,032
Allowance for loan
 losses...........       (178,725)                     (178,764)                     (178,475)
Market valuation
 on available-for-
 sale securities..         33,873                        13,767                        21,508
                      -----------                   -----------                   -----------
                      $18,050,545                   $18,223,092                   $17,998,067
                      ===========                   ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Interest-bearing
  demand
  deposits........    $ 3,552,445    27,480  3.08   $ 3,587,581    28,305  3.14   $ 3,699,290    29,051  3.16
 Savings
  deposits........      1,059,981     7,557  2.84     1,044,721     7,294  2.78     1,025,627     6,899  2.71
 Time deposits....      5,292,106    72,724  5.47     5,586,176    79,029  5.63     5,772,404    83,283  5.80
 Certificates of
  deposit of
  $100,000 or
  more............        777,307    11,066  5.66       853,058    12,296  5.73       880,157    12,602  5.76
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...      1,771,740    23,146  5.20     1,870,288    24,365  5.18     1,767,378    22,483  5.12
 Other interest-
  bearing
  liabilities.....      2,170,005    31,138  5.71     1,894,780    27,251  5.72     1,492,289    21,822  5.88
                      -----------  --------         -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities.....     14,623,584   173,111  4.71    14,836,604   178,540  4.79    14,637,145   176,140  4.84
                                   -------- -----                -------- -----                -------- -----
INCREMENTAL
 INTEREST SPREAD..                           3.42%                         3.28%                         3.25%
                                            =====                         =====                         =====
Noninterest-
 bearing demand
 deposits.........      1,804,129                     1,781,474                     1,767,696
Other
 liabilities......        234,204                       216,683                       219,469
Shareholders'
 equity...........      1,388,628                     1,388,331                     1,373,757
                      -----------                   -----------                   -----------
                      $18,050,545                   $18,223,092                   $17,998,067
                      ===========                   ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON
 A TAXABLE
 EQUIVALENT
 BASIS............                  171,561  4.04%                167,265  3.90%                162,578  3.89%
                                            =====                         =====                         =====
Taxable equivalent
 adjustment:
 Loans............                      474                           528                           574
 Securities.......                    1,621                         1,682                         1,849
                                   --------                      --------                      --------
 Total taxable
  equivalent
  adjustment......                    2,095                         2,210                         2,423
                                   --------                      --------                      --------
  Net interest
   income.........                 $169,466                      $165,055                      $160,155
                                   ========                      ========                      ========

----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                                    RECEIVE
                                                   FIXED RATE   CAPS
                                                     SWAPS    & FLOORS   TOTAL
                                                   ---------- --------  -------
                                                          (IN MILLIONS)
Balance at January 1, 1997........................    $370    $ 1,077   $ 1,447
  Additions.......................................     485        -0-       485
  Maturities......................................     -0-        -0-       -0-
  Calls...........................................     -0-        -0-       -0-
  Terminations....................................     -0-     (1,000)   (1,000)
                                                      ----    -------   -------
Balance at June 30, 1997..........................    $855    $    77   $   932
                                                      ====    =======   =======

       TABLE 5--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                                      MATURE DURING
                                              ---------------------------------
                                              1997   1998   1999   2000   TOTAL
                                              -----  -----  -----  -----  -----
                                                  (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount............................ $ 215  $ 385  $ 230  $  25  $ 855
  Receive rate...............................  6.46%  6.68%  7.04%  7.15%  6.74%
  Pay rate...................................  5.73%  5.76%  5.73%  5.71%  5.74%
Caps:
  Notional amount............................ $  77  $ -0-  $ -0-  $ -0-  $  77

--------
NOTE:
  The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average June 1997 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                                                        NET CHARGE-OFFS
                                 LOANS*          NONPERFORMING LOANS** SIX MONTHS ENDED
                                 JUNE 30                JUNE 30             JUNE 30
                         ----------------------- --------------------- -----------------
                            1997        1996        1997       1996      1997     1996
                         ----------- ----------- ---------- ---------- -------- --------
                                                 (IN THOUSANDS)
Commercial.............. $ 3,745,430 $ 3,225,638 $   16,245 $   14,420 $  1,628 $    250
Commercial real estate:
 Commercial real estate
  mortgages.............   1,692,761   1,582,021     19,620     26,282      281      144
 Real estate
  construction..........     664,529     645,877      2,098      2,556       25     (267)
                         ----------- ----------- ---------- ---------- -------- --------
  Total commercial real
   estate...............   2,357,290   2,227,898     21,718     28,838      306     (123)
                         ----------- ----------- ---------- ---------- -------- --------
Consumer:
 Residential first
  mortgages.............   2,769,810   3,110,597     23,880     33,402      836    1,513
 Other residential
  mortgages.............   1,009,268     754,223      3,805      1,147      712       73
 Dealer indirect........   1,212,045   1,088,652      5,078      4,435    6,790    7,789
 Revolving credit.......     495,020     492,038        -0-        -0-   16,888   12,773
 Other consumer.........     528,777     644,285      2,318      1,341    8,325    6,621
                         ----------- ----------- ---------- ---------- -------- --------
  Total consumer........   6,014,920   6,089,795     35,081     40,325   33,551   28,769
                         ----------- ----------- ---------- ---------- -------- --------
                         $12,117,640 $11,543,331 $   73,044 $   83,583 $ 35,485 $ 28,896
                         =========== =========== ========== ========== ======== ========

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                                   1997                          1996
                          ----------------------- -----------------------------------
                          2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,049    $179,049    $179,350    $178,724    $177,930
Loans charged off.......    (24,209)    (22,632)    (23,009)    (21,202)    (18,442)
Recoveries of loans
 previously charged
 off....................      6,441       4,915       4,211       4,323       5,187
                           --------    --------    --------    --------    --------
Net charge-offs.........    (17,768)    (17,717)    (18,798)    (16,879)    (13,255)
Addition to allowance
 charged to expense.....     17,800      17,717      18,497      17,505      14,049
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $179,081    $179,049    $179,049    $179,350    $178,724
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.48%       1.49%       1.48%       1.52%       1.55%
Allowance for loan
 losses to nonperforming
 loans..................     245.17%     225.31%     229.41%     221.40%     213.83%
Allowance for loan
 losses to nonperforming
 assets.................     201.53%     189.69%     189.84%     183.67%     182.29%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.59%       0.60%       0.63%       0.57%       0.46%

                         TABLE 8--NONPERFORMING ASSETS

                                   1997                       1996
                             -----------------  --------------------------------
                             JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30
                             -------  --------  ----------- ------------ -------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans...........  $73,044  $79,469     $78,048     $81,007    $83,583
Foreclosed properties......   13,546   12,890      14,445      13,874     12,845
Repossessions..............    2,272    2,030       1,822       2,769      1,614
                             -------  -------     -------     -------    -------
 Total nonperforming
  assets*..................  $88,862  $94,389     $94,315     $97,650    $98,042
                             =======  =======     =======     =======    =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions.............     0.73%    0.78%       0.78%       0.82%      0.85%
Accruing loans 90 days past
 due.......................  $42,918  $32,535     $36,382     $39,535    $39,944

--------
* Exclusive of accruing loans 90 days past due.

                        TABLE 9--INVESTMENT SECURITIES

                                JUNE 30, 1997                JUNE 30, 1996
                         ---------------------------- ----------------------------
                         CARRYING AMOUNT MARKET VALUE CARRYING AMOUNT MARKET VALUE
                         --------------- ------------ --------------- ------------
                                              (IN THOUSANDS)
HELD-TO-MATURITY:
 U.S. Treasury and
  federal agency
  securities............   $2,092,291     $2,088,347    $2,293,413     $2,255,713
 State, county and
  municipal securities..      150,394        155,506       202,873        211,318
 Other securities.......      232,410        231,376       273,942        270,093
                           ----------     ----------    ----------     ----------
                           $2,475,095     $2,475,229    $2,770,228     $2,737,124
                           ==========     ==========    ==========     ==========
AVAILABLE-FOR-SALE:
 U.S. Treasury and
  federal agency
  securities............   $2,124,857                   $2,284,508
 Other securities.......      139,357                      229,687
                           ----------                   ----------
                           $2,264,214                   $2,514,195
                           ==========                   ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 1997 were approximately 3.94 years and 7.09%, respectively. Included in the balance was $3.7 billion of mortgage-backed securities, $758 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at June 30, 1997 were approximately 4.2 years and 7.07%, respectively. The duration of the combined portfolios which considers the repricing frequency of variable rate securities is approximately 2.16 years.

2. The available-for-sale portfolio included net unrealized gains of $37.5 million and $15.1 million at June 30, 1997 and 1996, respectively.

                 TABLE 10 - OTHER INTEREST-BEARING LIABILITIES

                                                                 JUNE 30
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                             (IN THOUSANDS)
OTHER BORROWED FUNDS:
 Treasury, tax and loan notes............................ $1,030,060 $  997,210
 Short-term Federal Home Loan Bank advances..............    385,000    205,000
 Short-term bank notes...................................    275,000        -0-
 Other short-term debt...................................     46,881     14,402
                                                          ---------- ----------
  Total other borrowed funds............................. $1,736,941 $1,216,612
                                                          ========== ==========
OTHER LONG-TERM DEBT:
 6 3/4% Subordinated Debentures Due 2025................. $  149,854 $  149,836
 7 3/4% Subordinated Notes Due 2004......................    149,366    149,274
 Subordinated Capital Notes Due 1999.....................     99,763     99,634
 Long-term notes payable.................................     37,987     27,035
                                                          ---------- ----------
  Total other long-term debt............................. $  436,970 $  425,779
                                                          ========== ==========

                     TABLE 11 - CAPITAL AMOUNTS AND RATIOS

                                                          JUNE 30
                                             ----------------------------------
                                                   1997              1996
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
 AmSouth.................................... $1,099,127  7.58% $1,105,795  8.30%
 AmSouth Bank...............................  1,465,632 10.12   1,367,621 10.27
TOTAL CAPITAL:
 AmSouth.................................... $1,597,381 11.02% $1,611,485 12.09%
 AmSouth Bank...............................  1,644,713 11.35   1,534,251 11.52
LEVERAGE:
 AmSouth.................................... $1,099,127  6.14% $1,105,795  6.24%
 AmSouth Bank...............................  1,465,632  8.20   1,367,621  7.74

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

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth subsidiaries, due to their complexity and for other reasons. It is not possible to determine with any certainty at this time the corporation's potential exposure from the proceedings. At times, class actions are settled by defendants without admission or even an actual finding of any wrongdoing but with payment of some compensation to purported class members and large attorneys' fees to plaintiff class counsel. Nonetheless, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The regular Annual Meeting of Shareholders of AmSouth was held on April 17, 1997, at which meeting the shareholders (a) elected three nominees as directors, (b) approved the 1997 Performance Incentive Plan and the Executive Incentive Plan and (c) did not approve a shareholder proposal recommending that the Board of Directors explore the possible sale of the company. The following is a tabulation of the voting on these matters.

                             ELECTION OF DIRECTORS

                                                    VOTES                BROKER
NAMES                                   VOTES FOR  WITHHELD ABSTENTIONS NONVOTES
-----                                   ---------- -------- ----------- --------
Ronald L. Kuehn, Jr.................... 45,566,540 632,635      N/A     247,198
C. Dowd Ritter......................... 45,519,518 679,657      N/A     247,198
Herbert A. Sklenar..................... 45,568,065 631,110      N/A     247,198

                         APPROVAL OF 1997 PERFORMANCE
                                INCENTIVE PLAN

    VOTES FOR         VOTES AGAINST             ABSTENTIONS             BROKER NONVOTES
    ----------        -------------             -----------             ---------------
    43,460,548          2,248,569                 737,256                     -0-



                             APPROVAL OF EXECUTIVE
                                INCENTIVE PLAN


    VOTES FOR         VOTES AGAINST             ABSTENTIONS             BROKER NONVOTES
    ----------        -------------             -----------             ---------------
    43,338,966          2,286,125                 821,282                     -0-

                             SHAREHOLDER PROPOSAL

                         VOTES
    VOTES FOR           AGAINST                 ABSTENTIONS               BROKER NONVOTES
    ----------         ----------               -----------               ---------------
     3,694,698         34,754,703                1,027,004                   6,969,968

ITEM 5. OTHER INFORMATION

  At the close of business on June 25, 1997, AmSouth Bank of Alabama, AmSouth Bank of Florida, AmSouth Bank of Tennessee, AmSouth Bank of Georgia and AmSouth Bank of Walker County merged to form one bank named AmSouth Bank. AmSouth Bank is a state bank chartered under the laws of Alabama that is a member of the Federal Reserve System and is headquartered in Birmingham, Alabama. All of the foregoing banks were wholly-owned subsidiaries of AmSouth, and the resulting bank continues to be a wholly-owned subsidiary of AmSouth.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A) -- EXHIBITS

  The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B) -- REPORTS ON Form 8-K

  No report on Form 8-K was filed by Amsouth during the period April 1, 1997 to June 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    /s/ C. Dowd Ritter
August 14, 1997                           By: _________________________________
                                                      C. Dowd Ritter
                                              Chairman of the Board, President
                                                             and
                                                   Chief Executive Officer

                                                /s/ Robert R. Windelspecht
August 14, 1997                           By: _________________________________
                                                  Robert R. Windelspecht
                                                 Executive Vice President
                                                        Controller

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

      3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)
      3-b By-Laws of AmSouth Bancorporation
      11  Statement Re: Computation of Earnings per Share
      15  Letter Re: Unaudited Interim Financial Information
      21  List of Subsidiaries of AmSouth Bancorporation
      27  Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.