Form 10-Q
period 1997-09-30
AMSOUTH BANCORPORATION
filed 1997-11-14
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,      COMMISSION FILE NUMBER 1-7476
1997

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                            63-0591257
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

           AMSOUTH--SONAT TOWER                           35203
         1900 FIFTH AVENUE NORTH                        (ZIP CODE)
           BIRMINGHAM, ALABAMA

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

AS OF NOVEMBER 10, 1997, AMSOUTH BANCORPORATION HAD 80,485,829 SHARES OF COMMON STOCK OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                             PAGE
                                                                             ----
 Part I.  Financial Information
          Item 1. Financial Statements (Unaudited)
          Consolidated Statement of Condition--September 30, 1997,
           December 31, 1996,
           and September 30, 1996..........................................    3
          Consolidated Statement of Earnings--Nine months and three months ended
           September 30, 1997 and 1996.....................................    4
          Consolidated Statement of Shareholders' Equity--Nine months ended
           September 30, 1997..............................................    5
          Consolidated Statement of Cash Flows--Nine months ended
           September 30, 1997
           and 1996........................................................    6
          Notes to Consolidated Financial Statements.......................    7
          Independent Accountants' Review Report...........................    9
          Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of
              Operations..................................................    10
 Part II. Other Information
          Item 1. Legal Proceedings.......................................    21
          Item 6. Exhibits and Reports on Form 8-K........................    21
 Signatures................................................................   22
 Exhibit Index.............................................................   23

  Forward Looking Information. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on AmSouth's financial condition and results of operations and the Year 2000 issue. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

  Various factors could cause actual results to differ materially from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. With regard to the effect of legal proceedings, various uncertainties are discussed in "Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The information regarding Year 2000 compliance is based on management's current assessment. However, this is an ongoing process involving continual evaluation and unanticipated problems could develop that could cause compliance to be more difficult or costly than currently anticipated.

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                         SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                             1997         1996          1996
                                         ------------  -----------  ------------
ASSETS
Cash and due from banks................. $   579,032   $   648,494  $   632,117
Federal funds sold and securities
 purchased under agreements to resell...       2,775        15,000       26,400
Trading securities......................       2,847         3,879        4,238
Available-for-sale securities...........   2,138,796     2,290,478    2,712,197
Held-to-maturity securities (market
 value of $2,354,150, $2,649,481
 and $2,703,451, respectively)..........   2,341,661     2,644,706    2,722,661
Mortgage loans held for sale............      59,947        60,582       49,547
Loans...................................  12,205,892    12,168,572   11,918,492
Less: Allowance for loan losses.........     179,126       179,049      179,350
   Unearned income......................      98,619        88,326       85,855
                                         -----------   -----------  -----------
    Net loans...........................  11,928,147    11,901,197   11,653,287
Premises and equipment, net.............     314,893       301,592      293,967
Customers' acceptance liability.........       8,154         3,190        1,627
Accrued interest receivable and other
 assets.................................     681,946       538,146      519,039
                                         -----------   -----------  -----------
                                         $18,058,198   $18,407,264  $18,615,080
                                         ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
  Noninterest-bearing demand............ $ 1,930,694   $ 1,951,543  $ 1,867,463
  Interest-bearing demand...............   3,817,238     3,599,987    3,544,414
  Savings...............................   1,027,709     1,068,555    1,050,745
  Time..................................   4,950,091     5,073,387    5,218,366
  Certificates of deposit of $100,000 or
   more.................................     886,901       774,127      775,231
                                         -----------   -----------  -----------
    Total deposits......................  12,612,633    12,467,599   12,456,219
 Federal funds purchased and securities
  sold under agreements to repurchase...     884,834     1,872,286    1,258,905
 Other borrowed funds...................   1,334,041     1,025,383    1,952,071
 Long-term Federal Home Loan Bank
  advances..............................   1,022,974     1,023,729      883,883
 Other long-term debt...................     437,029       411,946      421,687
                                         -----------   -----------  -----------
    Total deposits and interest-bearing
     liabilities........................  16,291,511    16,800,943   16,972,765
Acceptances outstanding.................       8,154         3,190        1,627
Accrued expenses and other liabilities..     395,064       207,302      242,222
                                         -----------   -----------  -----------
    Total liabilities...................  16,694,729    17,011,435   17,216,614
                                         -----------   -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares; Issued
   and outstanding--none................         -0-           -0-          -0-
 Common stock--par value $1 a share:
  Authorized--200,000,000 shares
  Issued--90,021,326, 90,034,023 and
   90,036,873 shares, respectively......      90,021        90,034       90,037
 Capital surplus........................     562,571       562,459      559,053
 Retained earnings......................     949,344       858,329      835,552
 Cost of common stock in treasury--
  9,315,144, 5,997,737 and 5,055,768
  shares, respectively..................    (257,835)     (128,889)     (97,188)
 Deferred compensation on restricted
  stock.................................      (9,637)      (10,400)      (3,950)
 Unrealized gains on available-for-sale
  securities, net of deferred taxes.....      29,005        24,296       14,962
                                         -----------   -----------  -----------
    Total shareholders' equity..........   1,363,469     1,395,829    1,398,466
                                         -----------   -----------  -----------
                                         $18,058,198   $18,407,264  $18,615,080
                                         ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                           NINE MONTHS         THREE MONTHS
                                       ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                      --------------------- -------------------
                                         1997       1996      1997      1996
                                      ---------- ---------- --------- ---------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans................................ $  784,128 $  750,903 $ 266,778 $ 252,423
Available-for-sale securities........    115,112    122,392    37,867    43,008
Held-to-maturity securities..........    128,054    132,083    40,881    46,586
Trading securities...................         65        134        12        45
Mortgage loans held for sale.........      1,504      4,686       519     1,218
Federal funds sold and securities
 purchased under agreements to re-
 sell................................        709      1,049       226       293
                                      ---------- ---------- --------- ---------
 Total revenue from earning assets...  1,029,572  1,011,247   346,283   343,573
                                      ---------- ---------- --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits.....     90,661     87,712    34,373    28,305
Savings deposits.....................     22,473     20,875     7,398     7,294
Time deposits........................    210,869    245,685    70,736    79,029
Certificates of deposit of $100,000
 or more.............................     35,757     38,246    12,105    12,296
Federal funds purchased and
 securities sold under agreements to
 repurchase..........................     58,377     68,645    19,050    24,343
Other borrowed funds.................     42,868     29,820    11,860    10,806
Long-term Federal Home Loan Bank ad-
 vances..............................     38,218     13,560    13,091     8,680
Other long-term debt.................     24,094     23,789     8,208     7,765
                                      ---------- ---------- --------- ---------
 Total interest expense..............    523,317    528,332   176,821   178,518
                                      ---------- ---------- --------- ---------
NET INTEREST INCOME..................    506,255    482,915   169,462   165,055
Provision for loan losses............     51,619     46,674    16,102    17,505
                                      ---------- ---------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES.....................    454,636    436,241   153,360   147,550
                                      ---------- ---------- --------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts..     73,313     70,826    24,564    23,819
Trust income.........................     45,531     42,465    15,552    14,566
Consumer investment services income..     17,550     12,613     6,281     4,802
Credit card income...................     11,071     10,723     3,802     3,821
Interchange income...................      8,701      6,308     3,035     2,305
Mortgage income......................      4,774      2,409     1,831       578
Letters of credit income.............      5,980      5,840     1,932     1,886
Portfolio income.....................      6,629      6,585     1,321     2,633
Other operating revenues.............     21,506     16,828     7,231     5,685
                                      ---------- ---------- --------- ---------
 Total noninterest revenues..........    195,055    174,597    65,549    60,095
                                      ---------- ---------- --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits.......    185,017    173,275    62,481    58,921
Net occupancy expense................     41,714     40,202    13,909    13,903
Equipment expense....................     41,883     39,257    14,171    13,191
Marketing expense....................     13,600     13,387     4,424     4,522
Postage and office supplies..........     16,863     17,465     5,864     5,794
Communications expense...............     15,269     11,691     5,279     4,046
Professional fees....................      8,120      8,249     2,497     2,649
FDIC premiums........................      2,215      7,875       797     2,637
SAIF assessment......................        -0-     24,196       -0-    24,196
Amortization expense.................     13,889     13,073     4,672     4,471
Other operating expenses.............     52,521     54,412    16,993    17,657
                                      ---------- ---------- --------- ---------
 Total noninterest expenses..........    391,091    403,082   131,087   151,987
                                      ---------- ---------- --------- ---------
INCOME BEFORE INCOME TAXES...........    258,600    207,756    87,822    55,658
Income taxes.........................     91,325     76,695    31,020    20,465
                                      ---------- ---------- --------- ---------
 NET INCOME.......................... $  167,275 $  131,061 $  56,802 $  35,193
                                      ========== ========== ========= =========
Average common shares outstanding*...     82,532     85,075    81,149    84,934
Earnings per common share*........... $     2.03 $     1.54 $    0.70 $    0.41

--------
*Restated for three-for-two common stock split.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                       UNREALIZED
                                COMMON   CAPITAL   RETAINED  TREASURY     DEFERRED   GAINS/(LOSSES)
                                 STOCK   SURPLUS   EARNINGS    STOCK    COMPENSATION ON SECURITIES    TOTAL
                                -------  --------  --------  ---------  ------------ -------------- ----------
                                                              (IN THOUSANDS)
BALANCE AT JANUARY 1, 1997....  $60,023  $592,470  $858,329  $(128,889)   $(10,400)     $24,296     $1,395,829
Adjustment for the effect of
 3-for-2 common stock split...   30,011   (30,011)      -0-        -0-         -0-          -0-            -0-
                                -------  --------  --------  ---------    --------      -------     ----------
BALANCE AT JANUARY 1, 1997
 RESTATED.....................   90,034   562,459   858,329   (128,889)    (10,400)      24,296      1,395,829
Net income....................      -0-       -0-   167,275        -0-         -0-          -0-        167,275
Cash dividends declared ($0.84
 per common share)*...........      -0-       -0-   (69,365)       -0-         -0-          -0-        (69,365)
Common stock transactions:
 Purchase of common stock.....      -0-       -0-       -0-   (155,627)        -0-          -0-       (155,627)
 Employee stock plans.........      (13)       44    (6,756)    22,709         763          -0-         16,747
 Dividend reinvestment........      -0-        68      (139)     3,972         -0-          -0-          3,901
Unrealized gains on available-
 for-sale securities, net of
 deferred taxes...............      -0-       -0-       -0-        -0-         -0-        4,709          4,709
                                -------  --------  --------  ---------    --------      -------     ----------
BALANCE AT SEPTEMBER 30, 1997.  $90,021  $562,571  $949,344  $(257,835)   $ (9,637)     $29,005     $1,363,469
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

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                         ---------------------
                                                           1997        1996
                                                         ---------  ----------
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.............................................  $ 167,275  $  131,061
Adjustments to reconcile net income to net cash pro-
 vided by operating activities:
 Provision for loan losses.............................     51,619      46,674
 Provision for foreclosed property losses..............        343         301
 Depreciation and amortization of premises and equip-
  ment.................................................     25,400      20,698
 Amortization of premiums and discounts on held-to-ma-
  turity securities
  and available-for-sale securities....................     (1,747)     (2,398)
 Net decrease in mortgage loans held for sale..........        635      12,470
 Net decrease (increase) in trading securities.........      1,032      (1,260)
 Net gains on sales of available-for-sale securities...     (6,136)     (4,936)
 Net gains on calls of held-to-maturity securities.....        -0-        (288)
 Net (increase) decrease in accrued interest receivable
  and other assets.....................................   (146,319)     18,167
 Net increase in accrued expenses and other liabili-
  ties.................................................      7,688      40,937
 Provision for deferred income taxes...................     33,770      27,408
 Amortization of intangible assets.....................     12,417      12,858
 Other.................................................      6,838       2,558
                                                         ---------  ----------
  Net cash provided by operating activities............    152,815     304,250
                                                         ---------  ----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities...................................    243,463     433,504
Proceeds from sales of available-for-sale securities...    911,627   1,174,447
Purchases of available-for-sale securities.............   (667,373) (1,114,678)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities...........................    375,277     308,565
Purchases of held-to-maturity securities...............    (43,063)   (863,501)
Net decrease (increase) in federal funds sold and secu-
 rities purchased under
 agreements to resell..................................     12,225     (24,625)
Net increase in loans..................................   (299,131)   (860,412)
Net purchases of premises and equipment................    (38,701)    (38,239)
                                                         ---------  ----------
  Net cash provided (used) by investing activities.....    494,324    (984,939)
                                                         ---------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts..............................................    155,556    (289,836)
Net decrease in time deposits..........................    (10,108)   (667,815)
Net decrease in federal funds purchased and securities
 sold under
 agreements to repurchase..............................   (987,452)   (602,185)
Net increase in other borrowed funds...................    283,658   1,467,942
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt..............................    940,000   1,045,000
Payments for maturing long-term debt...................   (890,753)   (176,861)
Cash dividends paid....................................    (69,365)    (67,850)
Proceeds from employee stock plans and dividend rein-
 vestment plan.........................................     17,490      14,124
Purchase of common stock...............................   (155,627)    (61,354)
                                                         ---------  ----------
  Net cash (used) provided by financing activities.....   (716,601)    661,165
                                                         ---------  ----------
Decrease in cash and cash equivalents..................    (69,462)    (19,524)
Cash and cash equivalents at beginning of period.......    648,494     651,641
                                                         ---------  ----------
Cash and cash equivalents at end of period.............   $579,032  $  632,117
                                                         =========  ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

  On January 1, 1997, AmSouth adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125), except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125," (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of Statement 125 resulted in no material impact on AmSouth's financial condition or results of operations. Statement 127 will be adopted as required in 1998 and is not expected to have a material impact on AmSouth's financial condition or results of operations.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (Statement 128) which is required to be adopted on December 31, 1997. At that time, AmSouth will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the nine months and the three months ended September 30, 1997 and 1996 is not expected to have a material impact on AmSouth's financial condition or results of operations.

  In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rules require that enterprises classify items of other comprehensive income separately from retained earnings and capital surplus in the equity section of the statement of condition. This Statement is effective for fiscal years beginning after December 15, 1997.

  FASB Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued in June 1997. This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. This Statement is effective for fiscal years beginning after December 15, 1997.

  Cash Flows--For the nine months ended September 30, 1997 and 1996, AmSouth paid interest of $516,113,000 and $522,674,000, respectively, and income taxes of $48,770,000 and $59,442,000, respectively.

Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1997 and 1996 were $13,066,000 and $15,333,000, respectively, and noncash transfers from foreclosed properties to loans were $2,290,000 and $942,000, respectively. For the nine months ended September 30, 1997 and 1996, noncash transfers from loans to available-for-sale securities of approximately $205,000,000 and $704,525,000, respectively, and noncash transfers from loans to other assets of approximately $1,546,000 and $5,309,000, respectively, were made in connection with mortgage loan securitizations. For the nine months ended September 30, 1996, a $4,131,000 transfer from long-term debt to shareholders' equity was made due to the redemption of convertible debt.

  Shareholders' Equity--During the first nine months of 1997, AmSouth purchased 4,052,000 shares of its common stock at a cost of $155,627,000 for the purpose of making shares available for employee benefit plans, dividend reinvestment plans and general corporate purposes. At September 30, 1997, approximately 3,675,000 shares remained authorized for purchase under a plan approved by AmSouth's Board of Directors (Board) in March 1997.

  On March 20, 1997, AmSouth's Board approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend was paid April 30 to shareholders of record as of April 4.

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, the consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

November 14, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $167.3 million for the nine months ended September 30, 1997, a 27.6% increase over net income of $131.0 million for the same period of 1996. On a per common share basis, earnings were $2.03 and $1.54, respectively. Included in year-to-date net income for 1996 was a one-time, pre-tax charge of $24.2 million, or $.18 per share net of tax, required under federal legislation to recapitalize the Savings Association Insurance Fund (SAIF). Year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.24% and an annualized return on average equity (ROE) of 16.30% for 1997 compared to .97% and 12.74%, respectively, for the first nine months of 1996. Exclusive of the one-time SAIF Assessment, ROA and ROE for 1996 were 1.09% and 14.14%, respectively. AmSouth's year-to-date operating efficiency ratio improved to 55.33% for 1997 compared to 60.64% for the prior year. Exclusive of the one-time SAIF Assessment, 1996 year-to-date operating efficiency ratio was 57.00%.

  Net income for the third quarter of 1997 was $56.8 million, or $.70 per common share, compared to $35.1 million, or $.41 per common share, for the same period of 1996. Exclusive of the one-time SAIF assessment, 1996 third quarter net income was $50.4 million, or $.59 per common share. ROA and ROE for the third quarter of 1997 were 1.26% and 16.64%, respectively, compared to
 .77% and 10.08%, respectively, for the third quarter of 1996. Third quarter 1996 ROA and ROE were 1.10% and 14.42%, respectively, exclusive of the one-time SAIF assessment.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1997 was $511.8 million, a 4.4% increase over the same period of 1996. A combination of the higher rate earned on average earning assets and the lower rate paid on average interest-bearing liabilities resulted in a 20 basis point improvement in the net interest margin and a 24 basis point improvement in the incremental interest spread. The improvement was primarily the result of a $363.9 million increase in average loans net of unearned income (net loans) combined with a 12 basis point increase in the yield earned on net loans. Also contributing to the improvement was a $564.5 million decline in average time deposits combined with a 26 basis point decrease in the average rate paid on time deposits. These changes were partially offset by an $898.3 million increase in average other interest-bearing liabilities, primarily the result of a $674.9 million increase in Federal Home Loan Bank advances.

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

As of September 30, 1997, the earnings simulation model results indicated that the corporation was in a relatively neutral interest rate risk position with the net interest income differential in a plus or minus 200 basis point scenario being approximately two percent when compared to net interest income in a stable interest rate scenario. This level of interest rate risk is well within the company's policy guidelines. A very important factor in determining this interest rate risk position is the extent to which pricing on administered rate deposit products, including interest checking, savings and money market accounts, would be affected under varying interest rate scenarios. At AmSouth, pricing for these products is assumed to be more variable in rising rate scenarios than in declining rate scenarios. While these assumptions are somewhat subjective, management reviews the anticipated pricing for these products on a regular basis and alters these assumptions whenever trends or market conditions dictate.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1997, AmSouth entered into additional interest rate swaps in the notional amount of $650.0 million and terminated interest rate swaps in the notional amount of $75.0 million. Additionally, interest rate swaps in the notional amount of $75.0 million were called. AmSouth terminated interest rate caps in the notional amount of $1.0 billion. See Table 4. The swaps added in 1997 as hedges were designated to certain commercial loans, available-for-sale securities and certificates of deposit. At September 30, 1997, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial. At September 30, 1997, AmSouth held foreign exchange contracts in the notional amount of $57.7 million for trading purposes.

Credit Quality

  AmSouth maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Loan Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by senior management and the Audit and Community Responsibility Committee of the Board of Directors.

  Table 7 presents a five quarter analysis of the allowance for loan losses. At September 30, 1997, the allowance for loan losses was $179.1 million, or 1.48% of loans net of unearned income, compared to $179.4 million, or 1.52%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 221.40% at September 30, 1996 to 265.83% for the same period in 1997 as the level of nonperforming loans decreased $13.6 million.

  For the nine months ended September 30, 1997, net charge-offs were $51.5 million, an increase of $5.8 million compared to the same period of 1996. Increases occurred primarily in the revolving credit segment of the consumer loan portfolio. Consumer annualized net charge-offs rose to 1.06% of average consumer loans at September 30, 1997 compared to .97% for the prior year. Declining trends in credit quality in the consumer sector of the economy contributed to the increase in net charge-offs. Annualized net charge-offs to average loans net of unearned income for the nine months ended September 30, 1997 was .53% compared to .57% for the same period of the prior year. The provision for loan losses for the nine months ended September 30, 1997 was $51.6 million and approximated net charge-offs. Net charge-offs of impaired loans for the nine months ended September 30, 1997 and 1996 totaled $3.8 million and $2.3 million, respectively.

  Table 8 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets improved from
 .82% at September 30, 1996 to .66% at September 30, 1997. The level of nonperforming assets decreased $17.7 million during the same period.

  Included in nonperforming assets at September 30, 1997 and 1996 was $37.5 million and $47.4 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At September 30, 1997, there was $8.4 million in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 1997 and 1996 was $40.3 million and $44.3 million, respectively, and $41.8 million and $50.0 million, respectively, for the nine months ended September 30, 1997 and 1996. AmSouth recorded no material interest income on its impaired loans during the nine months ended September 30, 1997.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $195.1 million at September 30, 1997 compared to $174.6 million for the prior year. Compared to the prior year, service charges on deposit accounts increased $2.5 million due to increased account activity and decreased fee waivers. Trust income increased $3.1 million primarily from new employee benefit plan administration and personal trust accounts. Consumer investment services income increased $4.9 million primarily as a result of a higher sales volume of mutual funds and annuity products. The expansion of AmSouth's ATM network and an increase in check card usage were the primary reasons for a 37.9% increase in interchange income. Mortgage income increased $2.8 million primarily as a result of increases in servicing fees on loans sold and higher gains on the sale of mortgages. Other noninterest revenues increased $4.7 million primarily due to income generated from bank owned life insurance policies.

  Noninterest revenues for the third quarter of 1997 were $65.5 million, a 9.1% increase over the same period of the prior year. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses decreased 3.0% to $391.1 million at September 30, 1997 compared to $403.1 million for the prior year. Exclusive of the one-time SAIF assessment in 1996, noninterest expenses increased 3.2%. Salaries and employee benefits increased $11.7 million primarily due to merit increases and increases in staffing in income producing areas. Net occupancy expense increased $1.5 million primarily due to higher lease payments related to increased occupancy in a new office complex. Equipment expense increased $2.6 million primarily reflecting the costs of investments in technology for the consumer and commercial lines of business. Communications expense increased $3.6 million as the network was established for these consumer and commercial technology projects. FDIC premiums decreased $5.7 million as a result of the Federal Deposit Insurance Corporation reducing the premium assessment rate on insured deposits beginning January 1997.

  Noninterest expenses for the third quarter were $131.1 million compared to $152.0 million for the same period of the prior year. Net of the effects of the SAIF assessment, noninterest expenses increased $3.3 million, or 2.6% over the third quarter of 1996. Changes were primarily for the same reasons discussed in the year-to-date analysis.

  AmSouth has established a company-wide task force to review all computer-based systems and applications and develop a company-wide preparation and action plan to ensure that its computer and information systems will function properly in the year 2000. AmSouth's goal is to have all systems and applications Year 2000 compliant by December 31, 1998. At this time, management believes that the implementation of its action plan for Year 2000 issues will not materially affect AmSouth's operations in the future. However, AmSouth could possibly be affected by the century change to the extent other entities not affiliated with AmSouth are unsuccessful in addressing this issue. Preliminary expense estimates associated with Year 2000 compliance have been incorporated into technology budgets and are not considered to be material.

Capital Adequacy

  At September 30, 1997, shareholders' equity totaled $1.4 billion or 7.55% of total assets. Since December 31, 1996, shareholders' equity has decreased $32.4 million as the increase from net income of $167.3 million was offset by dividends of $69.4 million and the purchase of 4,052,000 shares of AmSouth common stock for $155.6 million.

  Table 11 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 1997 and 1996. At September 30, 1997, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums and the bank was well-capitalized at September 30, 1997.

                           TABLE 1--FINANCIAL SUMMARY

                                   SEPTEMBER 30
                         ----------------------------------
                               1997              1996         % CHANGE
                         ----------------  ----------------  ----------------
                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned
   income............... $     12,107,273  $     11,832,637         2.3%
  Total investment secu-
   rities *.............        4,433,809         5,411,609       (18.1)
  Total assets..........       18,058,198        18,615,080        (3.0)
  Total deposits........       12,612,633        12,456,219         1.3
  Shareholders' equity..        1,363,469         1,398,466        (2.5)
Year-to-date average
 balances:
  Loans net of unearned
   income............... $     12,022,588  $     11,658,708         3.1%
  Total investment secu-
   rities *.............        4,594,108         5,013,547        (8.4)
  Total assets..........       18,007,394        17,969,164         0.2
  Total deposits........       12,509,595        13,074,206        (4.3)
  Shareholders' equity..        1,372,227         1,374,003        (0.1)
                                                                           THREE MONTHS
                                                                               ENDED
                          NINE MONTHS ENDED SEPTEMBER 30                   SEPTEMBER 30
                         ----------------------------------               ----------------    %
                               1997              1996         % CHANGE     1997     1996    CHANGE
                         ----------------  ----------------  -----------  -------  ------   ------
EARNINGS SUMMARY
  Net income............ $        167,275  $        131,061        27.6%  $56,802  $35,193   61.4%
  Per common share **...             2.03              1.54        31.8      0.70     0.41   70.7
SELECTED RATIOS
  Return on average
   assets (annualized)..             1.24%             0.97%                 1.26%    0.77%
  Return on average eq-
   uity (annualized)....            16.30             12.74                 16.64    10.08
  Average equity to as-
   sets.................             7.62              7.65                  7.57     7.62
  End of period equity
   to assets............             7.55              7.51                  7.55     7.51
  End of period tangible
   equity to assets.....             6.22              6.14                  6.22     6.14
  Allowance for loan
   losses to loans net
   of unearned income...             1.48              1.52                  1.48     1.52
  Efficiency ratio......            55.33             60.64                 55.39    66.85
COMMON STOCK DATA **
  Cash dividends
   declared............. $           0.84  $           0.80               $  0.28  $  0.27
  Book value at end of
   period...............            16.89             16.46                 16.89    16.46
  Market value at end of
   period...............            48.44             29.67                 48.44    29.67
  Average common shares
   outstanding..........           82,532            85,075                81,149   84,934
WITHOUT SAIF ASSESSMENT
  Net income............ $        167,275  $        146,280        14.4%  $56,802  $50,412   12.7%
  Per common share **...             2.03              1.72        18.0      0.70     0.59   18.6
  Return on average as-
   sets (annualized)....             1.24%             1.09%                 1.26%    1.10%
  Return on average eq-
   uity (annualized)....            16.30             14.14                 16.64    14.42
  Efficiency ratio......            55.33             57.00                 55.39    56.21

--------
 * Excludes adjustment for market valuation on available-for-sale securities. ** Restated for three-for-two common stock split in April 1997.

         TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE EARNING ASSETS
             AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                     1997                            1996
                         ------------------------------  ------------------------------
                                  NINE MONTHS                     NINE MONTHS
                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                         ------------------------------  ------------------------------
                           AVERAGE     REVENUE/  YIELD/    AVERAGE     REVENUE/  YIELD/
                           BALANCE     EXPENSE    RATE     BALANCE     EXPENSE    RATE
                         -----------  ---------- ------  -----------  ---------- ------
                              (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................ $12,022,588  $  785,476  8.74%  $11,658,708  $  752,607  8.62%
 Available-for-sale
  securities............   2,083,268     115,112  7.39     2,414,356     122,392  6.77
 Held-to-maturity
  securities:...........
  Taxable...............   2,357,316     119,652  6.79     2,396,223     120,952  6.74
  Tax-free..............     153,524      12,613 10.98       202,968      16,612 10.93
                         -----------  ----------         -----------  ----------
  Total held-to-maturity
   securities...........   2,510,840     132,265  7.04     2,599,191     137,564  7.07
                         -----------  ----------         -----------  ----------
   Total investment
    securities..........   4,594,108     247,377  7.20     5,013,547     259,956  6.93
 Other earning assets...      65,622       2,278  4.64       123,133       5,869  6.37
                         -----------  ----------         -----------  ----------
  Total earning assets..  16,682,318   1,035,131  8.30    16,795,388   1,018,432  8.10
                                      ----------                      ----------
Cash and other assets...   1,473,038                       1,330,009
Allowance for loan
 losses.................    (179,845)                       (178,548)
Market valuation on
 available-for-sale
 securities.............      31,883                          22,315
                         -----------                     -----------
                         $18,007,394                     $17,969,164
                         ===========                     ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $ 3,679,371      90,661  3.29   $ 3,710,368      87,712  3.16
 Savings deposits.......   1,050,441      22,473  2.86     1,028,268      20,875  2.71
 Time deposits..........   5,128,856     210,869  5.50     5,693,388     245,685  5.76
 Certificates of deposit
  of $100,000 or more...     846,443      35,757  5.65       887,055      38,246  5.76
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............   1,471,987      58,377  5.30     1,771,159      68,645  5.18
 Other interest-bearing
  liabilities...........   2,426,567     105,180  5.80     1,528,263      67,169  5.87
                         -----------  ----------         -----------  ----------
  Total interest-bearing
   liabilities..........  14,603,665     523,317  4.79    14,618,501     528,332  4.83
                                      ---------- -----                ---------- -----
INCREMENTAL INTEREST
 SPREAD.................                          3.51%                           3.27%
                                                 =====                           =====
Noninterest-bearing
 demand deposits........   1,804,484                       1,755,127
Other liabilities.......     227,018                         221,533
Shareholders' equity....   1,372,227                       1,374,003
                         -----------                     -----------
                         $18,007,394                     $17,969,164
                         ===========                     ===========
NET INTEREST
 INCOME/MARGIN ON A
 TAXABLE EQUIVALENT
 BASIS..................                 511,814  4.10%                  490,100  3.90%
                                                 =====                           =====
Taxable equivalent
 adjustment:
 Loans..................                   1,348                           1,704
 Securities.............                   4,211                           5,481
                                      ----------                      ----------
  Total taxable
   equivalent
   adjustment...........                   5,559                           7,185
                                      ----------                      ----------
   Net interest income..              $  506,255                      $  482,915
                                      ==========                      ==========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                                           1997
                    ----------------------------------------------------------------------------------------
                           THIRD QUARTER                SECOND QUARTER                 FIRST QUARTER
                    ----------------------------  ----------------------------  ----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------  -----------  -------- ------  -----------  -------- ------
                                                            (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
  unearned income.  $12,056,663  $267,195  8.79%  $12,085,579  $263,645  8.75%  $11,924,065  $254,640  8.66%
 Available-for-
  sale securities.    2,026,440    37,867  7.41     2,163,439    39,789  7.38     2,060,299    37,456  7.37
 Held-to-maturity
  securities:
 Taxable..........    2,272,106    38,416  6.71     2,366,941    40,138  6.80     2,434,686    41,098  6.85
 Tax-free.........      136,758     3,693 10.71       155,744     4,240 10.92       168,419     4,679 11.27
                    -----------  --------         -----------  --------         -----------  --------
 Total held-to-
  maturity
  securities......    2,408,864    42,109  6.94     2,522,685    44,378  7.06     2,603,105    45,777  7.13
                    -----------  --------         -----------  --------         -----------  --------
  Total investment
   securities.....    4,435,304    79,976  7.15     4,686,124    84,167  7.20     4,663,404    83,233  7.24
 Other earning
  assets..........       67,961       757  4.42        59,722       709  4.76        69,198       809  4.74
                    -----------  --------         -----------  --------         -----------  --------
 Total earning
  assets..........   16,559,928   347,928  8.34    16,831,425   348,521  8.31    16,656,667   338,682  8.25
                                 --------                      --------                      --------
Cash and other
 assets...........    1,479,162                     1,475,669                     1,464,118
Allowance for loan
 losses...........     (179,827)                     (179,075)                     (180,643)
Market valuation
 on available-for-
 sale securities..       41,515                        21,917                        32,112
                    -----------                   -----------                   -----------
                    $17,900,778                   $18,149,936                   $17,972,254
                    ===========                   ===========                   ===========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing
liabilities:
 Interest-bearing
  demand deposits.  $ 3,901,202    34,373  3.50   $ 3,606,363    29,238  3.25   $ 3,526,430    27,050  3.11
 Savings deposits.    1,029,446     7,398  2.85     1,048,497     7,471  2.86     1,073,866     7,603  2.87
 Time deposits....    5,060,864    70,736  5.55     5,155,529    70,548  5.49     5,171,390    69,585  5.46
 Certificates of
  deposit of
  $100,000 or
  more............      846,684    12,105  5.67       885,565    12,444  5.64       806,641    11,209  5.64
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...    1,408,515    19,050  5.37     1,493,231    20,037  5.38     1,515,388    19,290  5.16
 Other interest-
  bearing
  liabilities.....    2,223,116    33,159  5.92     2,559,769    37,257  5.84     2,499,857    34,764  5.64
                    -----------  --------         -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities.....   14,469,827   176,821  4.85    14,748,954   176,995  4.81    14,593,572   169,501  4.71
                                 -------- -----                -------- -----                -------- -----
INCREMENTAL
 INTEREST SPREAD..                         3.49%                         3.50%                         3.54%
                                          =====                         =====                         =====
Noninterest-
 bearing demand
 deposits.........    1,835,568                     1,805,781                     1,771,399
Other liabilities.      240,772                       221,575                       218,464
Shareholders'
 equity...........    1,354,611                     1,373,626                     1,388,819
                    -----------                   -----------                   -----------
                    $17,900,778                   $18,149,936                   $17,972,254
                    ===========                   ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON
 A TAXABLE
 EQUIVALENT BASIS.                171,107  4.10%                171,526  4.09%                169,181  4.12%
                                          =====                         =====                         =====
Taxable equivalent
 adjustment:
 Loans............                    417                           463                           468
 Securities.......                  1,228                         1,437                         1,546
                                 --------                      --------                      --------
 Total taxable
  equivalent
  adjustment......                  1,645                         1,900                         2,014
                                 --------                      --------                      --------
  Net interest
   income.........               $169,462                      $169,626                      $167,167
                                 ========                      ========                      ========

                                              1996
                     ----------------------------------------------------------
                           FOURTH QUARTER                 THIRD QUARTER
                     ----------------------------  ----------------------------
                       AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                       BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                     -----------  -------- ------  -----------  -------- ------

ASSETS
Earning assets:
 Loans net of
  unearned income.   $11,802,480  $254,051  8.56%  $11,726,594  $252,951  8.58%
 Available-for-
  sale securities.     2,324,417    42,081  7.20     2,468,474    43,008  6.93
 Held-to-maturity
  securities:
 Taxable..........     2,502,510    42,208  6.71     2,566,379    43,162  6.69
 Tax-free.........       183,722     5,590 12.10       191,680     5,106 10.60
                     -----------  --------         -----------  --------
 Total held-to-
  maturity
  securities......     2,686,232    47,798  7.08     2,758,059    48,268  6.96
                     -----------  --------         -----------  --------
  Total investment
   securities.....     5,010,649    89,879  7.14     5,226,533    91,276  6.95
 Other earning
  assets..........        60,354       742  4.89       102,270     1,556  6.05
                     -----------  --------         -----------  --------
 Total earning
  assets..........    16,873,483   344,672  8.13    17,055,397   345,783  8.07
                                  --------                      --------
Cash and other
 assets...........     1,321,914                     1,332,692
Allowance for loan
 losses...........      (178,725)                     (178,764)
Market valuation
 on available-for-
 sale securities..        33,873                        13,767
                     -----------                   -----------
                     $18,050,545                   $18,223,092
                     ===========                   ===========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing
liabilities:
 Interest-bearing
  demand deposits.   $ 3,552,445    27,480  3.08   $ 3,586,774    28,305  3.14
 Savings deposits.     1,059,981     7,557  2.84     1,044,721     7,294  2.78
 Time deposits....     5,292,106    72,724  5.47     5,586,983    79,029  5.63
 Certificates of
  deposit of
  $100,000 or
  more............       777,307    11,066  5.66       853,058    12,296  5.73
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase...     1,771,740    23,146  5.20     1,870,288    24,343  5.18
 Other interest-
  bearing
  liabilities.....     2,170,005    31,138  5.71     1,894,780    27,251  5.72
                     -----------  --------         -----------  --------
 Total interest-
  bearing
  liabilities.....    14,623,584   173,111  4.71    14,836,604   178,518  4.79
                                  -------- -----                -------- -----
INCREMENTAL
 INTEREST SPREAD..                          3.42%                         3.28%
                                           =====                         =====
Noninterest-
 bearing demand
 deposits.........     1,804,129                     1,781,474
Other liabilities.       234,204                       216,683
Shareholders'
 equity...........     1,388,628                     1,388,331
                     -----------                   -----------
                     $18,050,545                   $18,223,092
                     ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON
 A TAXABLE
 EQUIVALENT BASIS.                 171,561  4.04%                167,265  3.90%
                                           =====                         =====
Taxable equivalent
 adjustment:
 Loans............                     474                           528
 Securities.......                   1,621                         1,682
                                  --------                      --------
 Total taxable
  equivalent
  adjustment......                   2,095                         2,210
                                  --------                      --------
  Net interest
   income.........                $169,466                      $165,055
                                  ========                      ========
----
NOTE: The taxable equivalent adjustment has been computed based on a 35%
federal income tax rate.


                 TABLE 4--INTEREST RATE SWAPS, CAPS AND FLOORS

                                                    RECEIVE
                                                   FIXED RATE   CAPS
                                                     SWAPS    & FLOORS   TOTAL
                                                   ---------- --------  -------
                                                          (IN MILLIONS)
Balance at January 1, 1997........................    $370    $ 1,077   $ 1,447
  Additions.......................................     650        -0-       650
  Maturities......................................     -0-        -0-       -0-
  Calls...........................................     (75)       -0-       (75)
  Terminations....................................     (75)    (1,000)   (1,075)
                                                      ----    -------   -------
Balance at September 30, 1997.....................    $870    $    77   $   947
                                                      ====    =======   =======

       TABLE 5--MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                                      MATURE DURING
                                              ---------------------------------
                                              1997   1998   1999   2000   TOTAL
                                              -----  -----  -----  -----  -----
                                                  (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount............................ $  65  $ 385  $ 395  $  25  $ 870
  Receive rate...............................  6.89%  6.68%  6.80%  7.15%  6.76%
  Pay rate...................................  5.72%  5.70%  5.67%  5.57%  5.69%
Caps:
  Notional amount............................ $  77  $ -0-  $ -0-  $ -0-  $  77

--------
NOTE:
  The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from average September 1997 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 6--LOANS AND CREDIT QUALITY

                                                                        NET CHARGE-OFFS
                                 LOANS*          NONPERFORMING LOANS** NINE MONTHS ENDED
                              SEPTEMBER 30           SEPTEMBER 30        SEPTEMBER 30
                         ----------------------- --------------------- ------------------
                            1997        1996        1997       1996      1997      1996
                         ----------- ----------- ---------- ---------- --------  --------
                                                 (IN THOUSANDS)
Commercial.............. $ 3,553,058 $ 3,447,498 $   17,673 $   17,410 $  3,533  $  2,331
Commercial real estate:
 Commercial real estate
  mortgages.............   1,744,102   1,617,776     15,870     26,361      346       (75)
 Real estate construc-
  tion..................     808,449     688,892      2,163      1,930      (69)     (274)
                         ----------- ----------- ---------- ---------- --------  --------
  Total commercial real
   estate...............   2,552,551   2,306,668     18,033     28,291      277      (349)
                         ----------- ----------- ---------- ---------- --------  --------
Consumer:
 Residential first mort-
  gages.................   2,752,288   2,961,780     22,536     27,637    1,234     2,045
 Other residential mort-
  gages.................   1,059,471     820,425      3,692      1,061    1,257       301
 Dealer indirect........   1,221,110   1,181,503      3,845      4,647    9,094    10,922
 Revolving credit.......     444,222     476,654        -0-        -0-   24,258    20,924
 Other consumer.........     524,573     638,109      1,605      1,961   11,889     9,601
                         ----------- ----------- ---------- ---------- --------  --------
  Total consumer........   6,001,664   6,078,471     31,678     35,306   47,732    43,793
                         ----------- ----------- ---------- ---------- --------  --------
                         $12,107,273 $11,832,637 $   67,384 $   81,007 $ 51,542  $ 45,775
                         =========== =========== ========== ========== ========  ========

--------
*Net of unearned income.
**Exclusive of accruing loans 90 days past due.

                       TABLE 7--ALLOWANCE FOR LOAN LOSSES

                                         1997                          1996
                          ----------------------------------- -----------------------
                          3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,081    $179,049    $179,049    $179,350    $178,724
Loans charged off.......    (24,280)    (24,209)    (22,632)    (23,009)    (21,202)
Recoveries of loans
 previously charged off.      8,223       6,441       4,915       4,211       4,323
                           --------    --------    --------    --------    --------
Net charge-offs.........    (16,057)    (17,768)    (17,717)    (18,798)    (16,879)
Addition to allowance
 charged to expense.....     16,102      17,800      17,717      18,497      17,505
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $179,126    $179,081    $179,049    $179,049    $179,350
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.48%       1.48%       1.49%       1.48%       1.52%
Allowance for loan
 losses to nonperforming
 loans..................     265.83%     245.17%     225.31%     229.41%     221.40%
Allowance for loan
 losses to nonperforming
 assets.................     224.16%     201.53%     189.69%     189.84%     183.67%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.53%       0.59%       0.60%       0.63%       0.57%

                         TABLE 8--NONPERFORMING ASSETS

                                      1997                          1996
                          ------------------------------  ------------------------
                          SEPTEMBER 30 JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30
                          ------------ -------  --------  ----------- ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans........    $67,384    $73,044  $79,469     $78,048     $81,007
Foreclosed properties...     11,518     13,546   12,890      14,445      13,874
Repossessions...........      1,008      2,272    2,030       1,822       2,769
                            -------    -------  -------     -------     -------
  Total nonperforming
   assets*..............    $79,910    $88,862  $94,389     $94,315     $97,650
                            =======    =======  =======     =======     =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........       0.66%      0.73%    0.78%       0.78%       0.82%
Accruing loans 90 days
 past due...............    $33,466    $42,918  $32,535     $36,382     $39,535

--------
* Exclusive of accruing loans 90 days past due.

                        TABLE 9--INVESTMENT SECURITIES

                              SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                         ---------------------------- ----------------------------
                         CARRYING AMOUNT MARKET VALUE CARRYING AMOUNT MARKET VALUE
                         --------------- ------------ --------------- ------------
                                              (IN THOUSANDS)
HELD-TO-MATURITY:
 U.S. Treasury and
  federal agency
  securities............   $1,979,601     $1,987,841    $2,267,306     $2,243,054
 State, county and
  municipal securities..      131,873        136,473       191,773        199,774
 Other securities.......      230,187        229,836       263,582        260,623
                           ----------     ----------    ----------     ----------
                           $2,341,661     $2,354,150    $2,722,661     $2,703,451
                           ==========     ==========    ==========     ==========
AVAILABLE-FOR-SALE:
 U.S. Treasury and
  federal agency
  securities............   $2,016,618                   $2,431,074
 Other securities.......      122,178                      281,123
                           ----------                   ----------
                           $2,138,796                   $2,712,197
                           ==========                   ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 1997 were approximately 3.6 years and 7.08%, respectively. Included in the combined portfolios was $3.6 billion of mortgage-backed securities, $723 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at September 30, 1997 were approximately 3.8 years and 7.09%, respectively. The duration of the combined portfolios which considers the repricing frequency of variable rate securities is approximately 2.0 years.

2. The available-for-sale portfolio included net unrealized gains of $46.6 million and $23.2 million at September 30, 1997 and 1996, respectively.

                  TABLE 10--OTHER INTEREST-BEARING LIABILITIES

                                                              SEPTEMBER 30
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                             (IN THOUSANDS)
OTHER BORROWED FUNDS:
 Treasury, tax and loan notes............................ $  765,000 $1,779,946
 Short-term Federal Home Loan Bank advances..............    225,000    155,000
 Short-term bank notes...................................    325,000        -0-
 Other short-term debt...................................     19,041     17,125
                                                          ---------- ----------
  Total other borrowed funds............................. $1,334,041 $1,952,071
                                                          ========== ==========
OTHER LONG-TERM DEBT:
 6 3/4% Subordinated Debentures Due 2025................. $  149,858 $  149,841
 7 3/4% Subordinated Notes Due 2004......................    149,389    149,297
 Subordinated Capital Notes Due 1999.....................     99,795     99,666
 Long-term notes payable.................................     37,987     22,883
                                                          ---------- ----------
  Total other long-term debt............................. $  437,029 $  421,687
                                                          ========== ==========

                      TABLE 11--CAPITAL AMOUNTS AND RATIOS


                                                       SEPTEMBER 30
                                             ----------------------------------
                                                   1997              1996
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
 AmSouth.................................... $1,078,686  7.31% $1,111,233  8.14%
 AmSouth Bank...............................  1,442,500  9.78   1,391,196 10.17
TOTAL CAPITAL:
 AmSouth.................................... $1,577,018 10.68% $1,620,905 11.88%
 AmSouth Bank...............................  1,621,626 10.99   1,562,285 11.42
LEVERAGE:
 AmSouth.................................... $1,078,686  6.11% $1,111,233  6.19%
 AmSouth Bank...............................  1,442,500  8.18   1,391,196  7.76

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

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth subsidiaries, due to their complexity and for other reasons. It is not possible to determine with any certainty at this time the corporation's potential exposure from the proceedings. At times, class actions are settled by defendants without admission or even an actual finding of any wrongdoing but with payment of some compensation to purported class members and large attorney's fees to plaintiff class counsel. Nonetheless, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A) -- EXHIBITS

  The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B) -- REPORTS ON FORM 8-K

  No report on Form 8-K was filed by AmSouth during the period July 1, 1997 to September 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    /s/ C. Dowd Ritter
November 14, 1997                         By: _________________________________
                                                      C. Dowd Ritter
                                             Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

                                                /s/ Robert R. Windelspecht
November 14, 1997                         By: _________________________________
                                                  Robert R. Windelspecht
                                                 Executive Vice President
                                                        Controller

                                 EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

 3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)

 3-b By-Laws of AmSouth Bancorporation (2)

 11  Statement Re: Computation of Earnings per Share

 15  Letter Re: Unaudited Interim Financial Information

 27  Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.