Form 10-K405
period 1997-12-31
AMSOUTH BANCORPORATION
filed 1998-03-30
CIK 3133

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------
               DELAWARE                              63-0591257
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          AMSOUTH-SONAT TOWER                           35203
        1900 FIFTH AVENUE NORTH                       (ZIP CODE)
          BIRMINGHAM, ALABAMA
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)
                                (205) 320-7151
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------       -----------------------------------------
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

                               Yes  X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common equity held by nonaffiliates of the registrant as of February 17, 1998 was $4,359,580,000. (Note 1)

  As of February 28, 1998 AmSouth Bancorporation had 80,631,759 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference herein:

  Annual Report to Shareholders for the year ended December 31, 1997: Part I,
  Part II

  Proxy Statement for Annual Meeting to be held April 16, 1998: Part III

  Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 17, 1998 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans. AmSouth has not treated stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no non-voting common equity outstanding at February 17, 1998. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-K

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I
Item 1.   Business.......................................................    1
Item 2.   Properties.....................................................    7
Item 3.   Legal Proceedings..............................................    7
Item 4.   Submission of Matters to a Vote of Security Holders............    7
Executive Officers of the Registrant.....................................    7
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................    9
Item 6.   Selected Financial Data........................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   11
Item 7A.Quantitative and Qualitative Disclosures about Market Risk.......   11
Item 8.   Financial Statements and Supplementary Data....................   11
Item 9.   Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   11
PART III
Item 10.   Directors and Executive Officers of the Registrant............   11
Item 11.   Executive Compensation........................................   11
Item 12.   Security Ownership of Certain Beneficial Owners and
 Management..............................................................   11
Item 13.   Certain Relationships and Related Transactions................   11
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
 8-K.....................................................................   12
SIGNATURES...............................................................   13
EXHIBIT INDEX............................................................   15

                                    PART I

ITEM 1. BUSINESS

GENERAL

  AmSouth Bancorporation (AmSouth) is a bank holding company which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1997, AmSouth had total consolidated assets of approximately $18.6 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal subsidiary is AmSouth Bank (the Bank).

  The Bank is a banking corporation organized under the laws of the State of Alabama and a wholly-owned subsidiary of AmSouth. As of December 31, 1997, the Bank had total consolidated assets of $18.6 billion, total consolidated deposits of $12.9 billion and total consolidated equity capital of $1.7 billion. As of December 31, 1997, the assets of the Bank constituted virtually all of the assets of AmSouth.

  The Bank offers a complete range of consumer and commercial banking and trust services to businesses and individuals through approximately 275 banking offices located in Alabama, Florida, Tennessee and Georgia. The Consumer Banking Group of the Bank provides a wide variety of transaction, credit and financial services to meet the needs of its retail customer base. The Bank's Commercial Banking Group offers a variety of products and services, including commercial lending, international banking and cash management sales and operations. The Bank operates a network of over 600 automated teller machines that are linked with shared automated tellers in all 50 states. The Capital Management Group of the Bank offers a complete array of trust services, including estate and trust planning, investment management for individuals and corporations, land and natural resources management, employee benefit administration and management and administration, as corporate trustee, of debt issues and provision of transfer agent services for corporations.

  The Bank's subsidiaries include AmSouth Leasing Corporation, a specialized lender providing equipment leasing, and AmSouth Investment Services, Inc., a registered broker-dealer that provides securities brokerage services. At December 31, 1997, the Bank also had an equity investment in an investment management firm called Rockhaven Asset Management, LLC.

  As of February 28, 1998, AmSouth and its subsidiaries had 6,407 employees.

COMPETITION

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee and Georgia, as well as large banks in other major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies and financial service operations of major retailers. Competition is based on a number of factors, including prices, interest rates, services and availability of products. AmSouth also competes with the other bank holding companies headquartered in Alabama, Florida, Tennessee, Georgia and other states for the acquisition of financial institutions.

  At December 31, 1997, AmSouth was the third largest bank holding company headquartered in Alabama in terms of equity capital and total assets. However, in some geographic areas of Alabama, AmSouth's market share is smaller than that of other banks and financial institutions competing in those areas. Also, AmSouth is significantly smaller than many of the financial institutions competing in Florida, Tennessee and Georgia.

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

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the relevant states had opted out of interstate branching by May 31, 1997. A bank may also establish and operate a de novo branch in a state in which the bank does not already maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. None of the states in which AmSouth had subsidiary banks on June 1, 1997 "opted out" of the provisions of the IBBEA permitting interstate branching by acquisition. Accordingly, on June 25, 1997, AmSouth merged its subsidiary banks in Alabama, Florida, Tennessee and Georgia to form AmSouth Bank, as permitted by the IBBEA. Although the management of AmSouth cannot predict with certainty the full effect of the IBBEA on AmSouth, it is probable that the IBBEA will result in greater consolidation within the banking industry.

BUSINESS COMBINATIONS

  AmSouth continually evaluates business combination and acquisition opportunities and sometimes conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations take place, and transactions involving cash, debt or equity securities can be expected. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirers.

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

  The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama. The Bank is also an insured depository institution, and, therefore, is also subject to regulation by the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

 PAYMENT OF DIVIDENDS

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth's capital stock and to pay interest and principal on any debt of AmSouth, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Bank also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See "Capital Adequacy and Related Matters" below.

  Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank's surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

  In addition, as a member of the Federal Reserve System, the Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year would exceed the total of (a) the Bank's net profits (as defined and interpreted by regulation) for that year, plus (b) the Bank's retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock, if any is outstanding. The Bank also can pay dividends only to the extent that its retained net profits (including the portion transferred to surplus) exceed its losses and bad debts.

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes additional restrictions on the payment of dividends by the Bank, as described under "Capital Adequacy and Related Matters--Prompt Corrective Action" below. Moreover, the Federal Reserve Board has issued a policy statement which provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

  At December 31, 1997, under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends of approximately $157 million.

 CAPITAL ADEQUACY AND RELATED MATTERS

 Capital Guidelines

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, certain other types of debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1997, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.16 percent and
10.38 percent, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1997 was
6.19 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  The Federal Reserve Board adopted modifications to the Tier 1 Capital and Total Capital ratios applicable to both banks and bank holding companies that are intended to address "market risk" arising from large trading portfolios. These modifications are applicable only to banks and bank holding companies whose trading activities exceed certain thresholds, and to those who voluntarily comply with the market risk capital requirement. AmSouth does not anticipate that it will be subject to, nor voluntarily adopt, these new requirements.

  Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels, and several proposals are under consideration that would modify the capital guidelines to address particular issues. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a state member bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital ratio of at least 4 percent and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered:
(a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and
(c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 1997, the Bank had capital ratios sufficient to qualify as "well capitalized".

  The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank, and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category based on its capital ratios calculated under the guidelines that apply to it, it would qualify as well-capitalized as of December 31, 1997.

  The FDI Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized insured depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If an insured depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

 Brokered Deposits and Pass-Through Insurance

  The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 1997, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity the Bank.

 HOLDING COMPANY STRUCTURE

  There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank and non-savings bank affiliates to the following amounts: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of the Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

  Under Federal Reserve Board policy, AmSouth is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, AmSouth may not be inclined to provide it. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

  The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against the institution including any claims of the bank's holding company as a creditor. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including a parent holding company such as AmSouth, in its capacity as creditor, in order of priority of payment.

 FDIC DEPOSIT INSURANCE ASSESSMENTS

  The Bank is subject to FDIC deposit insurance assessments pursuant to two separate assessment schedules, one applicable to those deposits insured by the Bank Insurance Fund (BIF) and another applicable to those deposits insured by the Savings Association Insurance Fund (SAIF). The FDIC has reduced the assessments it charges on bank deposits insured by the BIF and the SAIF to the statutory minimum of $2,000.00 for most "well-capitalized" banks.

  In addition, the Deposit Insurance Fund Act of 1996 requires that depository institutions pay assessments to pay for the cost of Financing Corporation or "FICO" bonds. The assessments to be imposed on insured depository institutions for this purpose through January 1, 2000 are $1.30 per $100.00 with respect to deposits insured by the BIF and $6.48 per $100.00 with respect to deposits insured by the SAIF. Currently, all of AmSouth's deposits are insured by the BIF. Beginning January 1, 2000, the FICO-related assessment rates for BIF and SAIF deposits will both be $2.43 per $100.00.

 LIABILITY FOR AFFILIATE INSURED DEPOSITORY INSTITUTIONS

  Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. AmSouth currently has no depository institutions subsidiaries other than the Bank; however, it may in the future.

ITEM 2. PROPERTIES

  The executive offices of AmSouth are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by the Bank through an unincorporated joint venture. The Bank is a principal tenant of this building. The Bank is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama, and of another office complex in the Birmingham area. The Bank's headquarters and most of its operations are located in these facilities. The Bank also has other banking and operational offices located in Alabama, Florida, Tennessee and Georgia.

  At December 31, 1997, AmSouth and its subsidiaries had 290 offices (principally bank buildings) of which 178 were owned and 112 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, servicing, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damages awards in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama state courts have made large punitive damage awards in such cases. Legislation which would limit these lawsuits has been proposed from time to time in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

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

  There were no matters brought to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter       50        Chairman (September 1996 to date) and President
                               and Chief Executive Officer (January 1996 to date) of AmSouth and AmSouth Bank; Director of AmSouth and AmSouth Bank. Formerly, President and Chief Operating Officer, AmSouth and
                               AmSouth Bank of Alabama (August 1994 to
                               December 1995), Vice Chairman of the Board of
                               AmSouth and AmSouth Bank of Alabama (July 1993 to August 1994), and Senior Executive Vice
                               President of AmSouth and Senior Executive Vice
                               President and General Banking Group Head of
                               AmSouth Bank of Alabama (May 1991 to July
                               1993).

Michael C. Baker    50         Senior Executive Vice President and Capital
                               Management Group Head of AmSouth and AmSouth
                               Bank (October 1995 to date).
                               Formerly, President and Chief Executive Officer of Barnett Banks Trust Co., N.A. (1989 to July
                               1995).

Sloan D. Gibson, IV 44         Senior Executive Vice President (October 1994
                               to date), Chief Financial Officer (October 1997 to date) and Finance, Commercial and Credit
                               Group Head (October 1993 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice
                               President (1993 to October 1994), Head of
                               Consumer Banking Administration (July 1993 to
                               October 1993) and Senior Vice President,
                               General Banking Group (1992 to 1993), all of
                               AmSouth Bank of Alabama.

W. Charles Mayer, III
                    43 Senior Executive Vice President of AmSouth (October 1994 to date),
                               Alabama/Tennessee/Georgia Banking Group Head of AmSouth Bank (November 1997 to date) and Birmingham City President of AmSouth Bank (May 1995 to date). Formerly, Alabama Banking Group Head of AmSouth (May 1995 to October 1997), President and Chief Executive Officer of AmSouth Bank of Tennessee (January 1993 to April 1995) and Executive Vice President of AmSouth (January 1993 to October 1994).

Candice W. Rogers   48         Senior Executive Vice President and Consumer
                               Banking Group Head of AmSouth and AmSouth Bank
                               (August 1995 to date). Formerly, Executive Vice
                               President and Director of Marketing of AmSouth and AmSouth Bank of Alabama (July 1994 to
                               August 1995) and Senior Vice President and
                               Director of Marketing, Bank One Texas (February
                               1991 to July 1994).

E. W. Stephenson, Jr.
                    51 Senior Executive Vice President of AmSouth (July 1993 to date) and Senior Executive Vice President of AmSouth Bank and Florida Banking Group Head (July 1997 to date). Formerly, Chairman of the Board and Chief Executive Officer of AmSouth Bank of Florida (July 1993 to June 1997) and Executive Vice President and Consumer and Marketing Division Head of AmSouth Bank of Alabama (May 1991 to July 1993).

Alfred W. Swan, Jr. 55         Senior Executive Vice President of AmSouth and
                               West Coast of Florida Area Executive (1994 to date) and Senior Executive Vice President of
                               AmSouth Bank (July 1997 to date). Formerly,
                               Chief Executive Officer of AmSouth Bank of
                               Florida (1992 to July 1993) and Executive Vice
                               President of AmSouth (1992 to October 1994).

David B. Edmonds    44         Executive Vice President and Human Resources
                               Director of AmSouth and AmSouth Bank (October
                               1994 to date). Formerly, Director Human
                               Resources, Southeast Business Unit of Pepsi-
                               Cola, Inc. (1986 to September 1994).

O. B. Grayson Hall, Jr.
                    40 Executive Vice President (June 1994 to date) and Operations and Technology Division Head (January 1993 to date) of AmSouth and AmSouth Bank.

Stephen A. Yoder    44         Executive Vice President and General Counsel of
                               AmSouth and AmSouth Bank (August 1995 to date).
                               Formerly, Assistant General Counsel (1992 to
                               1995) of Mellon Bank Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. The following table sets forth certain common stock data for the last five years.

COMMON STOCK DATA*                  1997     1996     1995     1994     1993
------------------                --------  -------  -------  -------  -------
Cash dividends declared.........  $   1.14  $  1.08  $  1.03  $  0.95  $  0.81
Book value......................     17.20    16.61    16.11    15.05    14.32
Tangible book value.............     14.07    13.42    12.79    10.99    12.23
Market value at year end........     54.31    32.25    26.92    17.17    20.83
Market price range:
  High..........................     57.06    33.92    27.59    23.25    23.92
  Low...........................     31.50    22.92    17.17    16.92    18.25
Total trading volume (In thou-
 sands).........................    43,926   37,007   49,566   31,448   31,589
Dividend yield at year end......      2.21%    3.47%    3.96%    5.90%    4.48%
Dividend payout ratio...........     41.30    50.15    51.33    63.56    42.21
Price earnings ratio**..........     19.89X   15.14X   13.60X   11.60X   10.96X
Shareholders of record at year
 end............................    12,480   13,165   14,037   14,674   12,985
Average shares outstanding (In
 thousands).....................    82,039   84,908   87,393   84,791   76,272
Average diluted shares outstand-
 ing (In thousands).............    82,746   85,843   88,639   85,964   77,507

--------
 * Restated for three-for-two common stock split in April 1997.
** Calculated using diluted earnings per common share.

  Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Note V of the Notes to Consolidated Financial Statements, which are incorporated by reference into Item 8 of this Form 10-K.

  As of February 17, 1998, there were approximately 14,000 holders of record of AmSouth's common stock.

  Restrictions on the ability of the Bank to transfer funds to the holding company at December 31, 1997 are set forth in Note Q of the Notes to Consolidated Financial Statements, which are incorporated by reference into
Item 8 of this Form 10-K.

  A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the headings "Supervision and Regulation--Payment of Dividends" and "Supervision and Regulation--Capital Adequacy and Related Matters."

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                             1997         1996         1995         1994         1993
                          -----------  -----------  -----------  -----------  -----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Revenue from earning as-
 sets...................  $ 1,377,788  $ 1,353,823  $ 1,272,939  $ 1,047,741  $   840,617
Interest expense........      701,511      701,442      679,396      480,414      339,326
                          -----------  -----------  -----------  -----------  -----------
Net interest income.....      676,277      652,381      593,543      567,327      501,291
Provision for loan loss-
 es.....................       67,399       65,171       40,139       30,103       27,966
                          -----------  -----------  -----------  -----------  -----------
Net interest income af-
 ter provision for loan
 losses.................      608,878      587,210      553,404      537,224      473,325
Noninterest revenues....      266,004      235,274      231,671      175,355      199,237
Noninterest expenses....      526,192      534,232      509,898      519,239      453,999
                          -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................      348,690      288,252      275,177      193,340      218,563
Income taxes............      122,523      105,576      100,222       66,050       71,843
                          -----------  -----------  -----------  -----------  -----------
  Net income............  $   226,167  $   182,676  $   174,955  $   127,290  $   146,720
                          ===========  ===========  ===========  ===========  ===========
COMMON STOCK DATA*
Net income per common
 share..................  $      2.76  $      2.15  $      2.00  $      1.50  $      1.92
Diluted net income per
 common share...........  $      2.73  $      2.13  $      1.98  $      1.48  $      1.90
Cash dividends declared
 per common share.......  $      1.14  $      1.08  $      1.03  $      0.95  $      0.81
Average shares outstand-
 ing....................       82,039       84,908       87,393       84,791       76,272
Average diluted shares
 outstanding............       82,746       85,843       88,639       85,964       77,507
SELECTED YEAR END BAL-
 ANCES
Loans net of unearned
 income.................  $12,237,668  $12,080,246  $11,743,273  $11,429,907  $ 8,540,412
Assets..................   18,622,256   18,407,264   17,738,795   16,777,951   13,469,621
Deposits................   12,945,197   12,467,599   13,420,287   13,203,101   10,374,183
Long-term Federal Home
 Loan Bank advances.....    1,198,146    1,023,729       15,014      103,092        1,745
Other long-term debt....      435,078      411,946      425,885      275,581      163,446
Shareholders' equity....    1,385,245    1,395,829    1,383,475    1,310,458    1,142,725
SELECTED AVERAGE BAL-
 ANCES
Loans net of unearned
 income.................  $12,059,249  $11,694,849  $11,747,385  $ 9,918,274  $ 7,634,984
Assets..................   18,042,143   17,989,621   16,942,326   15,293,985   12,377,333
Deposits................   12,564,197   12,926,343   13,304,092   11,572,725    9,543,705
Long-term Federal Home
 Loan Bank advances.....      989,802      511,583       54,000      112,550          555
Other long-term debt....      428,657      423,623      298,945      219,229      159,152
Shareholders' equity....    1,369,777    1,380,532    1,357,336    1,243,151    1,031,373
SELECTED RATIOS
Return on average as-
 sets...................         1.25%        1.02%        1.03%        0.83%        1.19%
Return on average equi-
 ty.....................        16.51        13.23        12.89        10.24        14.23
Net interest margin.....         4.09         3.93         3.87         4.14         4.56
Operating efficiency....        55.43        59.56        60.98        68.72        63.48
Allowance for loan
 losses to loans net of
 unearned income........         1.46         1.48         1.52         1.50         1.54
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........         0.68         0.78         0.98         1.16         1.00
Ending equity to ending
 assets.................         7.44         7.58         7.80         7.81         8.48
Average equity to aver-
 age assets.............         7.59         7.67         8.01         8.13         8.33
WITHOUT 1996 SAIF AS-
 SESSMENT
Net income..............  $   226,167  $   197,895  $   174,955  $   127,290  $   146,720
Net income per common
 share*.................         2.76         2.33         2.00         1.50         1.92
Diluted net income per
 common share*..........         2.73         2.31         1.98         1.48         1.90
Return on average as-
 sets...................         1.25%        1.10%        1.03%        0.83%        1.19%
Return on average equi-
 ty.....................        16.51        14.26        12.89        10.24        14.23
Operating efficiency....        55.43        56.86        60.98        68.72        63.48

--------
*  Restated for three-for-two common stock split in April 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is included on page 40 of "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein pursuant to Item 7, above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8, and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998 (the Proxy Statement) is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 13 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 13 through 22 of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings "Executive Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1997 Annual Report to Shareholders are incorporated by reference in Item 8.

  Management's Statement on Responsibility for Financial Reporting
  Report of Ernst & Young LLP, Independent Auditors
  Consolidated Statement of Condition--December 31, 1997 and 1996
  Consolidated Statement of Earnings--Years ended December 31, 1997, 1996 and
  1995
  Consolidated Statement of Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995
  Consolidated Statement of Cash Flows--Years ended December 31, 1997, 1996 and 1995
  Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

  One report on Form 8-K was filed during the fourth quarter of 1997. On December 18, 1997 AmSouth filed a report on Form 8-K regarding the approval by the Board of Directors of the extension and updating of AmSouth's stockholder protection rights plan.

(C) EXHIBITS

  The exhibits listed in the Exhibit Index at page 15 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AmSouth Bancorporation

                                                   /s/ C. Dowd Ritter
                                          By __________________________________
                                                     C. DOWD RITTER
                                          Chairman of the Board, President and
                                                 Chief Executive Officer
                                          Date: March 30, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ C. Dowd Ritter                   /s/ Sloan D. Gibson, IV
By ________________________________    By ________________________________
          C. DOWD RITTER                       SLOAN D. GIBSON, IV
 Chairman of the Board, President        Senior Executive Vice President
  and Chief Executive Officer                Chief Financial Officer
 (Principal Executive Officer)            (Principal Financial Officer)
Date: March 30, 1998                   Date: March 30, 1998


                                           /s/ Robert R. Windelspecht
                                       By ________________________________
                                             ROBERT R. WINDELSPECHT
                                            Executive Vice President
                                                   Controller
                                         (Principal Accounting Officer)
                                       Date: March 30, 1998

                 *                                        *
By ________________________________    By ____________________________________
        J. HAROLD CHANDLER                      RONALD L. KUEHN, JR.
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998


                 *
By ________________________________    By ____________________________________
       JAMES E. DALTON, JR.                        JAMES R. MALONE
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998


                 *                                        *
By ________________________________    By ____________________________________
         RODNEY C. GILBERT                        FRANCIS A. NEWMAN
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998


                 *                                        *
By ________________________________    By ____________________________________
    VICTORIA JACKSON GREGORICUS                   CLAUDE B. NIELSEN
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998


                 *                                        *
By ________________________________    By ____________________________________
          ELMER B. HARRIS                     BENJAMIN F. PAYTON, PH.D
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998


                 *                                        *
By ________________________________    By ____________________________________
          DONALD E. HESS                         HERBERT A. SKLENAR
            A Director                               A Director
Date: March 30, 1998                   Date: March 30, 1998

--------
* Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                                 /s/ Carl L. Gorday
                                       By ____________________________________
                                                   CARL L. GORDAY
                                                  Attorney in Fact

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

  3-a   Restated Certificate of Incorporation of AmSouth Bancorporation (1)
  3-b   Bylaws of AmSouth Bancorporation, as amended (2)
  4-a   Instruments defining the rights of security holders (3)
  4-b   Stockholder Protection Rights Agreement dated as of December 18, 1997 between
        AmSouth Bancorporation and AmSouth Bank, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the
        form of Certificate of Designation and Terms of the Preferred Stock (4)
*10-a   AmSouth Bancorporation Executive Incentive Plan
*10-b   AmSouth Bancorporation Relocation Policy for Executive Officers (5)
*10-c   AmSouth Bancorporation Supplemental Retirement Plan (6)
*10-d   AmSouth Bancorporation Long Term Incentive Compensation Plan (7)
*10-e   Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (8)
*10-f   Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (9)
*10-g   Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (10)
*10-h   Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (11)
*10-i   Amendment No. 5 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (12)
*10-j   Amendment No. 6 to the AmSouth Bancorporation Long Term Incentive Compensation
        Plan (13)
*10-k   1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (14)
*10-l   Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (15)
*10-m   Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
        Compensation Plan (16)
*10-n   Director Restricted Stock Plan (17)
*10-o   1997 Performance Incentive Plan (18)
*10-p   1996 Long Term Incentive Compensation Plan (19)
*10-q   Amended and Restated Deferred Compensation Plan for Directors of AmSouth
        Bancorporation
*10-r   AmSouth Bancorporation Supplemental Thrift Plan (20)
*10-s   Amendment Number One to the AmSouth Bancorporation Supplemental Thrift Plan (21)
*10-t   Employment Agreement for C. Dowd Ritter
*10-u   Form of Executive Severance Agreement for Certain Executive Officers (22)
*10-v   AmSouth Bancorporation Deferred Compensation Plan
*10-w   Additional Agreement for Executive Officer
 11     Statement Regarding Computation of Earnings per Share
 13     AmSouth Bancorporation's 1997 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
 21     List of Subsidiaries of AmSouth Bancorporation
 23     Consent of Ernst & Young LLP, Independent Auditors
 24     Powers of Attorney
 27     Financial Data Schedule

                               NOTES TO EXHIBITS

 (1)   Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       March 31, 1993, incorporated herein by reference
 (2)   Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       June 30, 1997, incorporated herein by reference
 (3)   Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
 (4)   Filed as Exhibit 4.l to AmSouth's Report on Form 8-K filed on December 18, 1997, incorporated herein by reference
 (5)   Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1996, incorporated herein by reference
 (6)   Filed as Exhibit 10-c to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1995, incorporated herein by reference.
 (7)   Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-
       6907)
 (8)   Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1985, incorporated herein by reference (filed with the Securities and
       Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)
 (9)   Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       March 31, 1987, incorporated herein by reference (filed with the Securities and
       Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)
(10)   Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       September 30, 1988, incorporated herein by reference (filed with the Securities and
       Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)
(11)   Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1988, incorporated herein by reference (filed with the Securities and
       Exchange Commission in Washington D.C., SEC File No. 1-7476, former File No. 0-6907)
(12)   Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1994, incorporated herein by reference
(13)   Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       September 30, 1995, incorporated herein by reference
(14)   Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       March 31, 1993, incorporated herein by reference
(15)   Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1994, incorporated herein by reference
(16)   Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended
       September 30, 1995, incorporated herein by reference
(17)   Filed as Exhibit 4.1 to AmSouth's Registration Statement on Form S-8 (Registration
       No. 33-58777), incorporated herein by reference
(18)   Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the
       Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
(19)   Filed as Exhibit 10-p to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1996, incorporated herein by reference
(20)   Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1995, incorporated herein by reference
(21)   Filed as Exhibit 10-r to AmSouth's Form 10-K Annual Report for the year ended
       December 31, 1995, incorporated herein by reference
(22)   Agreements in this form have been entered into with the following Executive
       Officers: Michael C. Baker, David B. Edmonds, Sloan D. Gibson, IV, O.B. Grayson
       Hall, Jr., W. Charles Mayer, III, Candice W. Rogers, E. W. Stephenson, Jr., Alfred
       W. Swan, Jr. and Stephen A. Yoder