Form 10-Q
period 1998-03-31
AMSOUTH BANCORPORATION
filed 1998-04-24
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998     COMMISSION FILE NUMBER 1-7476

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

YES   X   NO

AS OF APRIL 17, 1998 AMSOUTH BANCORPORATION HAD 80,802,761 SHARES OF COMMON STOCK OUTSTANDING ON A PRE-SPLIT BASIS, 121,204,142 ON A POST-SPLIT BASIS.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
 Part I.  Financial Information
          Item 1. Financial Statements (Unaudited)
                  Consolidated Statement of Condition--March 31, 1998,
                   December 31, 1997 and March 31, 1997.................     3
                  Consolidated Statement of Earnings--Three months ended
                   March 31, 1998 and 1997..............................     4
                  Consolidated Statement of Shareholders' Equity--Three
                   months ended March 31, 1998..........................     5
                  Consolidated Statement of Cash Flows--Three months
                   ended March 31, 1998 and 1997........................     6
                  Notes to Consolidated Financial Statements............     7
                  Independent Accountants' Review Report................     9
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    10
 Part II. Other Information
          Item 1. Legal Proceedings.....................................    19
          Item 6. Exhibits and Reports on Form 8-K......................    19
 Signatures..............................................................   20
 Exhibit Index...........................................................   21

  FORWARD LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses and the effect of legal proceedings on AmSouth's financial condition and results of operations. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

  Various factors could cause actual results to differ materially from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. With regard to the effect of legal proceedings, various uncertainties are discussed in "Part II, Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                           MARCH 31    DECEMBER 31   MARCH 31
                                             1998         1997         1997
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   604,244  $   658,500  $   585,108
Federal funds sold and securities
 purchased under agreements to resell...          825       19,000        2,275
Trading securities......................        1,194        1,406        5,346
Available-for-sale securities...........    3,049,531    2,507,690    2,022,396
Held-to-maturity securities (market
 value of $2,493,889, $2,287,004 and
 $2,541,803, respectively)..............    2,480,571    2,272,154    2,567,247
Mortgage loans held for sale............      110,460       80,820       41,822
Loans...................................   12,308,247   12,342,825   12,107,303
Less: Allowance for loan losses.........      179,347      179,197      179,049
  Unearned income.......................      101,305      105,157       82,426
                                          -----------  -----------  -----------
  Net loans.............................   12,027,595   12,058,471   11,845,828
Premises and equipment, net.............      312,766      314,200      311,158
Customers' acceptance liability.........        4,262       10,926        2,236
Accrued interest receivable and other
 assets.................................      798,613      699,089      631,036
                                          -----------  -----------  -----------
                                          $19,390,061  $18,622,256  $18,014,452
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
  Noninterest-bearing demand............  $ 2,139,111  $ 2,062,906  $ 1,907,841
  Interest-bearing demand...............    3,937,019    3,960,968    3,531,330
  Savings...............................    1,042,521    1,027,557    1,073,954
  Time..................................    4,847,027    5,000,535    5,071,932
  Certificates of deposit of $100,000 or
   more.................................    1,024,050      893,231      804,511
                                          -----------  -----------  -----------
  Total deposits........................   12,989,728   12,945,197   12,389,568
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,309,036    1,435,925    1,165,664
 Other borrowed funds...................      469,883      985,918    1,344,238
 Long-term Federal Home Loan Bank
  advances..............................    2,137,293    1,198,146    1,073,436
 Other long-term debt...................      740,170      435,078      411,910
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   17,646,110   17,000,264   16,384,816
Acceptances outstanding.................        4,262       10,926        2,236
Accrued expenses and other liabilities..      313,259      225,821      251,107
                                          -----------  -----------  -----------
  Total liabilities.....................   17,963,631   17,237,011   16,638,159
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares;
  Issued and outstanding--none..........          -0-          -0-          -0-
 Common stock--par value $1 a share:
  Authorized--200,000,000 shares
  Issued--134,996,130, 135,031,989 and
   135,049,989 shares, respectively.....      134,996      135,032      135,050
 Capital surplus........................      516,383      517,464      517,303
 Retained earnings......................    1,018,738      983,371      887,247
 Cost of common stock in treasury--
  13,879,469, 14,227,007 and 10,333,116
  shares, respectively..................     (257,128)    (268,019)    (160,361)
 Deferred compensation on restricted
  stock.................................      (10,141)      (9,196)     (11,780)
 Accumulated other comprehensive
  income................................       23,582       26,593        8,834
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,426,430    1,385,245    1,376,293
                                          -----------  -----------  -----------
                                          $19,390,061  $18,622,256  $18,014,452
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
                                                            (IN THOUSANDS
                                                       EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans................................................. $   264,733 $   254,172
Available-for-sale securities.........................      48,447      37,456
Held-to-maturity securities...........................      41,051      44,231
Trading securities....................................          17          21
Mortgage loans held for sale..........................       1,067         487
Federal funds sold and securities purchased under
 agreements to resell.................................         167         301
                                                       ----------- -----------
  Total revenue from earning assets...................     355,482     336,668
                                                       ----------- -----------
INTEREST EXPENSE
Interest-bearing demand deposits......................      33,635      27,050
Savings deposits......................................       7,417       7,603
Time deposits.........................................      68,453      69,585
Certificates of deposit of $100,000 or more...........      13,592      11,209
Federal funds purchased and securities sold under
 agreements to repurchase.............................      17,596      19,290
Other borrowed funds..................................       8,397      12,954
Long-term Federal Home Loan Bank advances.............      24,038      14,149
Other long-term debt..................................      10,687       7,661
                                                       ----------- -----------
  Total interest expense..............................     183,815     169,501
                                                       ----------- -----------
NET INTEREST INCOME...................................     171,667     167,167
Provision for loan losses.............................      14,400      17,717
                                                       ----------- -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...     157,267     149,450
                                                       ----------- -----------
NONINTEREST REVENUES
Service charges on deposit accounts...................      26,059      24,331
Trust income..........................................      16,979      14,795
Consumer investment services income...................       7,231       5,338
Other noninterest revenues............................      25,536      19,218
                                                       ----------- -----------
  Total noninterest revenues..........................      75,805      63,682
                                                       ----------- -----------
NONINTEREST EXPENSES
Salaries and employee benefits........................      67,717      61,159
Net occupancy expense.................................      13,875      13,714
Equipment expense.....................................      15,190      13,564
Marketing expense.....................................       5,008       4,593
Postage and office supplies...........................       5,459       5,746
Communications expense................................       5,675       4,601
Amortization expense..................................       4,526       4,545
Other noninterest expenses............................      19,464      20,702
                                                       ----------- -----------
  Total noninterest expenses..........................     136,914     128,624
                                                       ----------- -----------
INCOME BEFORE INCOME TAXES............................      96,158      84,508
Income taxes..........................................      34,135      29,935
                                                       ----------- -----------
  NET INCOME.......................................... $    62,023 $    54,573
                                                       =========== ===========
Average common shares outstanding*....................     120,976     125,683
Earnings per common share*............................ $      0.51 $      0.43
Diluted average common shares outstanding*............     122,198     126,626
Diluted earnings per common share*.................... $      0.51 $      0.43

--------
* Restated for three-for-two common stock split in April 1998.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER
                           COMMON   CAPITAL    RETAINED   TREASURY     DEFERRED   COMPREHENSIVE
                           STOCK    SURPLUS    EARNINGS     STOCK    COMPENSATION    INCOME       TOTAL
                          --------  --------  ----------  ---------  ------------ ------------- ----------
                                                         (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1998...................  $ 90,021  $562,475  $  983,371  $(268,019)   $ (9,196)     $26,593    $1,385,245
Adjustment for the
 effect of 3-for-2
 common stock split.....    45,011   (45,011)        -0-        -0-         -0-          -0-           -0-
                          --------  --------  ----------  ---------    --------      -------    ----------
BALANCE AT JANUARY 1,
 1998 RESTATED..........   135,032   517,464     983,371   (268,019)     (9,196)      26,593     1,385,245
                          --------  --------  ----------  ---------    --------      -------    ----------
Comprehensive income:
 Net income.............       -0-       -0-      62,023        -0-         -0-          -0-        62,023
 Other comprehensive
  income,
  net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-       -0-         -0-        -0-         -0-       (3,011)       (3,011)
                                                                                                ----------
 Other comprehensive
  income................                                                                            (3,011)
                                                                                                ----------
Comprehensive income....                                                                            59,012
Cash dividends declared
 ($0.20 per common
 share)*................       -0-       -0-     (24,021)       -0-         -0-          -0-       (24,021)
Common stock
 transactions:
 Special rights and
  warrants..............       -0-      (355)        -0-        -0-         -0-          -0-          (355)
 Purchase of common
  stock.................       -0-       -0-         -0-       (536)        -0-          -0-          (536)
 Employee stock plans...       (36)     (877)     (2,635)    10,298        (945)         -0-         5,805
 Dividend reinvestment..       -0-       151         -0-      1,129         -0-          -0-         1,280
                          --------  --------  ----------  ---------    --------      -------    ----------
BALANCE AT MARCH 31,
 1998...................  $134,996  $516,383  $1,018,738  $(257,128)   $(10,141)     $23,582    $1,426,430
                          ========  ========  ==========  =========    ========      =======    ==========
DISCLOSURE OF
 RECLASSIFICATION
 AMOUNT:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                             $(1,923)
Less: reclassification
 adjustment for gains
 realized in net
 income.................                                                               1,088
                                                                                     -------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                             $(3,011)
                                                                                     =======

--------
* Restated for three-for-two common stock split in April 1998.

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $  62,023  $  54,573
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses...............................     14,400     17,717
 Depreciation and amortization of premises and
  equipment..............................................      9,216      8,123
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale securities..     (1,060)      (402)
 Net (increase) decrease in mortgage loans held for
  sale...................................................    (29,640)    18,760
 Net decrease (increase) in trading securities...........        212     (1,504)
 Net gains on sales of available-for-sale securities.....     (1,743)    (2,406)
 Net increase in accrued interest receivable and other
  assets.................................................   (102,356)   (94,707)
 Net increase in accrued expenses and
  other liabilities......................................     56,248     34,675
 Provision for deferred income taxes.....................      8,000      3,139
 Amortization of intangible assets.......................      4,129      4,141
 Other operating activities, net.........................      2,505      1,974
                                                           ---------  ---------
  Net cash provided by operating activities..............     21,934     44,083
                                                           ---------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities.....................................    128,661     68,070
Proceeds from sales of available-for-sale securities.....    167,955    378,435
Purchases of available-for-sale securities...............   (792,994)  (185,150)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities..................................    182,127     77,726
Purchases of held-to-maturity securities.................   (389,979)       -0-
Net decrease in federal funds sold and securities
 purchased under agreements to resell....................     18,175     12,725
Net (increase) decrease in loans.........................     (9,988)    33,652
Net purchases of premises and equipment..................     (7,782)   (17,689)
                                                           ---------  ---------
  Net cash (used) provided by investing activities.......   (703,825)   367,769
                                                           ---------  ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
 accounts................................................     67,220   (106,960)
Net (decrease) increase in time deposits.................    (22,622)    29,142
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase.....................   (126,889)  (706,622)
Net (decrease) increase in other borrowed funds..........   (516,035)   293,759
Issuance of long-term Federal Home Loan Bank advances and
 other long-term debt....................................  1,295,120     75,000
Payments for maturing long-term debt.....................    (50,842)      (261)
Cash dividends paid......................................    (24,021)   (23,604)
Cash payment for special rights and warrants on stock....       (355)       -0-
Proceeds from employee stock plans and dividend
 reinvestment plan.......................................      6,595      6,778
Purchase of common stock.................................       (536)   (42,470)
                                                           ---------  ---------
  Net cash provided (used) by financing activities.......    627,635   (475,238)
                                                           ---------  ---------
Decrease in cash and cash equivalents....................    (54,256)   (63,386)
Cash and cash equivalents at beginning of period.........    658,500    648,494
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 604,244  $ 585,108
                                                           =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income. All common share data presented reflect a three-for-two stock split which will be completed April 30, 1998. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1997 annual report on Form 10-K.

  On January 1, 1998, AmSouth adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125," (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on AmSouth's financial condition or results of operations.

  On January 1, 1998, AmSouth also adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on AmSouth's financial condition or results of operations.

  In February 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosures about Pension and Other Postretirement Benefits-- an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. These disclosure requirements will have no material impact on AmSouth's financial position or results of operations.

  Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                          (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
Earnings per common share computation:
 Numerator:
  Net income............................................. $   62,023 $   54,573
 Denominator:
  Average common shares outstanding......................    120,976    125,683
Earnings per common share................................ $     0.51 $     0.43
Diluted earnings per common share computation:
 Numerator:
  Net income............................................. $   62,023 $   54,573
 Denominator:
  Average common shares outstanding......................    120,976    125,683
  Dilutive stock options.................................      1,222        943
                                                          ---------- ----------
  Diluted average common shares outstanding..............    122,198    126,626
  Diluted earnings per common share...................... $     0.51 $     0.43

  Cash Flows--For the three months ended March 31, 1998 and 1997, AmSouth paid interest of $168,736,000 and $159,048,000, respectively. Amsouth received a refund of income taxes of $6,303,000 for the three months ended March 31, 1998 and paid income taxes of $629,000 for the three months ended March 31, 1997. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1998 and 1997 were $2,504,000 and $3,432,000, respectively, and noncash transfers from foreclosed properties to loans were $241,000 and $331,000, respectively. For the three months ended March 31, 1998, a noncash transfer from loans to available-for-sale securities of approximately $22,481,000 was made in connection with a mortgage loan securitization.

  Shareholders' Equity--On March 19, 1998, AmSouth's Board of Directors approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend will be paid April 30 to shareholders of record as of April 3.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statement of earnings for the three-month periods ended March 31, 1998 and 1997, the consolidated statement of cash flows for the three-month periods ended March 31, 1998 and 1997 and the consolidated statement of shareholders' equity for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                                  /s/ ERNST & YOUNG LLP

April 24, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $62.0 million for the three months ended March 31, 1998, a 13.7% increase over net income of $54.6 million for the same period of 1997. Diluted earnings per common share, restated for the three-for-two stock split, were $.51 and $.43 for the three month periods ended March 31, 1998 and 1997, respectively. Year-to-date earnings resulted in an annualized return on average assets of 1.33% and an annualized return on average equity of 17.97% for 1998 compared to 1.23% and 15.94%, respectively, for the first three months of 1997. AmSouth's 1998 year-to-date operating efficiency ratio improved to 54.97% compared to 55.24% for the prior year.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1998 was $173.2 million, a 2.4% increase over the same period of 1997. The higher rate paid on average interest-bearing liabilities, which was partially offset by a higher rate earned on average earning assets, resulted in an eight basis point decrease in the net interest margin and a nine basis point decrease in the incremental interest spread. The decrease was primarily the result of increased rates paid across almost all categories of interest-bearing liabilities. The decrease was partially offset by a 16 basis point increase in the yield earned on net loans.

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

  A number of measures are used to monitor and manage interest rate risk, including earnings simulation and interest sensitivity (gap) analysis. An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income (NII) resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit sensitivity; customer preferences and management's financial and capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

  Based on the results of the simulation model as of March 31, 1998, AmSouth would expect an increase in NII of $1.4 million and a decrease in NII of $4.3 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the company's policy guidelines.

  During the quarter AmSouth extended the maturities of its borrowings by increasing its level of long-term Federal Home Loan Bank debt by $939.1 million. This increase enhanced NII while creating a better match of maturities with an increased level of investment securities.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During the first three months of 1998, AmSouth entered into additional interest rate swaps in the notional amount of $315.0 million. There were no maturities or terminations of interest rate swaps in the first three months of 1998. Additionally, interest rate swaps in the notional amount of $90.0 million were called. See Table 3. The swaps added in 1998 as hedges were designated to certain commercial loans, available-for-sale securities and bank debt. At March 31, 1998, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

  Table 6 presents a five quarter analysis of the allowance for loan losses. At March 31, 1998, the allowance for loan losses was $179.3 million, or 1.47% of loans net of unearned income, compared to $179.0 million, or 1.49%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 225.31% at March 31, 1997 to 202.06% for the same period in 1998 as the level of nonperforming loans increased $9.3 million.

  For the three months ended March 31, 1998, net charge-offs were $14.3 million, a decrease of $3.5 million compared to the same period of 1997. Decreases occurred primarily in dealer indirect, revolving credit and other consumer segments of the loan portfolio. Consumer annualized net charge-offs fell to .88% of average consumer loans at March 31, 1998 compared to 1.12% for the prior year. Centralization and significant changes in underwriting over the past two years have contributed to the decrease in net charge-offs in the consumer loan portfolio. Annualized net charge-offs to average loans net of unearned income for the three months ended March 31, 1998 was .47% compared to
 .60% for the same period of the prior year. The provision for loan losses for the three months ended March 31, 1998 was $14.4 million and approximated net charge-offs. Net charge-offs of impaired loans for the three months ended March 31, 1998 and 1997 totaled $1.5 million and $816 thousand, respectively.

  Table 7 presents a five quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets increased from
 .78% at March 31, 1997 to .82% at March 31, 1998. The level of nonperforming assets increased $5.4 million during the same period, primarily due to a single large commercial loan that was placed on nonaccrual status during the first quarter of 1998.

  Included in nonperforming assets at March 31, 1998 and 1997 was $57.2 million and $43.1 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At March 31, 1998 and 1997, there was $9.7 million and $9.5 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended March 31, 1998 and 1997 was $49.1 million and $41.7 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 1998.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $75.8 million at March 31, 1998 compared to $63.7 million for the prior year. Trust income increased $2.2 million primarily due to new employee benefit plan administration and personal trust accounts and selected fee increases. Consumer investment services income increased $1.9 million primarily as a result of a higher sales volume of mutual funds and annuity products. Other noninterest revenues increased $6.3 million primarily due to income generated from bank-owned life insurance policies and increases in mortgage income.

  Year-to-date noninterest expenses increased 6.4% to $136.9 million at March 31, 1998 compared to $128.6 million for the prior year. Salaries and employee benefits increased $6.6 million primarily due to merit increases, bonuses and incentives. Equipment expense increased $1.6 million primarily reflecting the costs of investments in technology for the consumer and commercial lines of business. Communications expense increased $1.1 million primarily due to increasing expenses associated with the wide area network to support the technology for the consumer and commercial lines of business.

Capital Adequacy

  At March 31, 1998, shareholders' equity totaled $1.4 billion or 7.36% of total assets. Since December 31, 1997, shareholders' equity has increased $41.2 million primarily as the result of $62.0 million of net income, which was partially offset by dividends of $24.0 million.

  Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 1998 and 1997. At March 31, 1998, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums and the bank was well-capitalized at March 31, 1998.

                           TABLE 1--FINANCIAL SUMMARY

                                               MARCH 31
                                     --------------------------------     %
                                          1998             1997        CHANGE
                                     ---------------  ---------------  -------
                                                (IN THOUSANDS)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income...... $    12,206,942  $    12,024,877      1.5%
  Total investment securities *.....       5,492,081        4,576,077     20.0
  Total assets......................      19,390,061       18,014,452      7.6
  Total deposits....................      12,989,728       12,389,568      4.8
  Shareholders' equity..............       1,426,430        1,376,293      3.6
Year-to-date average balances:
  Loans net of unearned income...... $    12,197,427  $    11,924,065      2.3%
  Total investment securities *.....       5,095,110        4,663,404      9.3
  Total assets......................      18,882,051       17,972,254      5.1
  Total deposits....................      12,791,102       12,349,726      3.6
  Shareholders' equity..............       1,400,141        1,388,819      0.8
                                      THREE MONTHS ENDED MARCH 31
                                     --------------------------------     %
                                          1998             1997        CHANGE
                                     ---------------  ---------------  -------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
  Net income........................ $        62,023  $        54,573     13.7%
  Per common share **...............            0.51             0.43     18.6
  Per common share-diluted **.......            0.51             0.43     18.6
SELECTED RATIOS
  Return on average assets
   (annualized).....................            1.33%            1.23%
  Return on average equity
   (annualized).....................           17.97            15.94
  Average equity to assets..........            7.42             7.73
  End of period equity to assets....            7.36             7.64
  End of period tangible equity to
   assets...........................            6.16             6.27
  Allowance for loan losses to loans
   net of unearned income...........            1.47             1.49
  Efficiency ratio..................           54.97            55.24
COMMON STOCK DATA **
  Cash dividends declared........... $          0.20  $          0.19
  Book value at end of period.......           11.78            11.03
  Market value at end of period.....           39.38            21.45
  Average common shares outstand-
   ing..............................         120,976          125,683
  Average common shares outstanding-
   diluted..........................         122,198          126,626

--------
*Excludes adjustment for market valuation on available-for-sale securities. **Restated for three-for-two common stock split in April 1998.

TABLE 2--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                               1998                                               1997
                    ----------------------------   ------------------------------------------------------------
                           FIRST QUARTER                 FOURTH QUARTER                 THIRD QUARTER
                    ----------------------------   ----------------------------- -----------------------------
                      AVERAGE    REVENUE/ YIELD/     AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------   ------------ -------- ------- ------------ -------- -------
                                      (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income..  $12,197,427  $265,129  8.82%   $12,168,038  $268,361  8.75%  $12,056,663  $267,195  8.79%
 Available-for-
 sale securities..    2,694,502    48,447  7.29      2,202,087    40,488  7.29     2,026,440    37,867  7.41
 Held-to-maturity
 securities:
 Taxable..........    2,286,392    38,659  6.86      2,151,095    36,486  6.73     2,272,106    38,416  6.71
 Tax-free.........      114,216     3,572 12.68        123,758     3,376 10.82       136,758     3,693 10.71
                    -----------  --------          ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......    2,400,608    42,231  7.13      2,274,853    39,862  6.95     2,408,864    42,109  6.94
                    -----------  --------          ------------ --------         ------------ --------
  Total investment
  securities......    5,095,110    90,678  7.22      4,476,940    80,350  7.12     4,435,304    79,976  7.15
 Other earning
 assets...........       89,915     1,251  5.64         93,150       987  4.20        67,961       757  4.42
                    -----------  --------          ------------ --------         ------------ --------
  Total earning
  assets..........   17,382,452   357,058  8.33     16,738,128   349,698  8.29    16,559,928   347,928  8.34
                                 --------                       --------                      --------
Cash and other
assets............    1,634,825                      1,541,105                     1,479,162
Allowance for loan
losses............     (180,050)                      (179,095)                     (179,827)
Market valuation
on available-for-
sale securities...       44,824                         45,118                        41,515
                    -----------                    ------------                  ------------
                    $18,882,051                    $18,145,256                   $17,900,778
                    ===========                    ============                  ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 3,905,855    33,635  3.49    $ 3,871,949    32,925  3.37   $ 3,901,202    34,373  3.50
 Savings
 deposits.........    1,034,900     7,417  2.91      1,029,337     7,455  2.87     1,029,446     7,398  2.85
 Time deposits....    4,946,323    68,453  5.61      5,050,259    70,969  5.58     5,060,864    70,736  5.55
 Certificates of
 deposit of
 $100,000 or
 more.............      968,818    13,592  5.69        907,105    12,978  5.68       846,684    12,105  5.67
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,351,583    17,596  5.28      1,497,408    20,083  5.32     1,408,515    19,050  5.37
 Other interest-
 bearing
 liabilities......    3,059,910    43,122  5.72      2,284,497    33,784  5.87     2,223,116    33,159  5.92
                    -----------  --------          ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   15,267,389   183,815  4.88     14,640,555   178,194  4.83    14,469,827   176,821  4.85
                                 -------- -----                 -------- -------              -------- -------
INCREMENTAL
INTEREST SPREAD...                         3.45%                          3.46%                         3.49%
                                          =====                          =======                       =======
Noninterest-
bearing demand
deposits..........    1,935,206                      1,867,575                     1,835,568
Other
liabilities.......      279,315                        274,620                       240,772
Shareholders'
equity............    1,400,141                      1,362,506                     1,354,611
                    -----------                    ------------                  ------------
                    $18,882,051                    $18,145,256                   $17,900,778
                    ===========                    ============                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............                173,243  4.04%                 171,504  4.07%                171,107  4.10%
                                          =====                          =======                       =======
Taxable equivalent
adjustment:
 Loans............                    396                            364                           417
 Securities.......                  1,180                          1,118                         1,228
                                 --------                       --------                      --------
 Total taxable
 equivalent
 adjustment.......                  1,576                          1,482                         1,645
                                 --------                       --------                      --------
  Net interest
  income..........               $171,667                       $170,022                      $169,462
                                 ========                       ========                      ========

                                               1997
                    -----------------------------------------------------------
                          SECOND QUARTER                 FIRST QUARTER
                    ----------------------------- ----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    ------------ -------- ------- ------------ -------- -------
                        (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
                                                                        <C
ASSETS
Earning assets:
 Loans net of
 unearned income..  $12,085,579  $263,645  8.75%  $11,924,065  $254,640  8.66%
 Available-for-
 sale securities..    2,163,439    39,789  7.38     2,060,299    37,456  7.37
 Held-to-maturity
 securities:
 Taxable..........    2,366,941    40,138  6.80     2,434,686    41,098  6.85
 Tax-free.........      155,744     4,240 10.92       168,419     4,679 11.27
                    ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......    2,522,685    44,378  7.06     2,603,105    45,777  7.13
                    ------------ --------         ------------ --------
  Total investment
  securities......    4,686,124    84,167  7.20     4,663,404    83,233  7.24
 Other earning
 assets...........       59,722       709  4.76        69,198       809  4.74
                    ------------ --------         ------------ --------
  Total earning
  assets..........   16,831,425   348,521  8.31    16,656,667   338,682  8.25
                                 --------                      --------
Cash and other
assets............    1,475,669                     1,464,118
Allowance for loan
losses............     (179,075)                     (180,643)
Market valuation
on available-for-
sale securities...       21,917                        32,112
                    ------------                  ------------
                    $18,149,936                   $17,972,254
                    ============                  ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 3,606,363    29,238  3.25   $ 3,526,430    27,050  3.11
 Savings
 deposits.........    1,048,497     7,471  2.86     1,073,866     7,603  2.87
 Time deposits....    5,155,529    70,548  5.49     5,171,390    69,585  5.46
 Certificates of
 deposit of
 $100,000 or
 more.............      885,565    12,444  5.64       806,641    11,209  5.64
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,493,231    20,037  5.38     1,515,388    19,290  5.16
 Other interest-
 bearing
 liabilities......    2,559,769    37,257  5.84     2,499,857    34,764  5.64
                    ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   14,748,954   176,995  4.81    14,593,572   169,501  4.71
                                 -------- -------              -------- -------
INCREMENTAL
INTEREST SPREAD...                         3.50%                         3.54%
                                          =======                       =======
Noninterest-
bearing demand
deposits..........    1,805,781                     1,771,399
Other
liabilities.......      221,575                       218,464
Shareholders'
equity............    1,373,626                     1,388,819
                    ------------                  ------------
                    $18,149,936                   $17,972,254
                    ============                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............                171,526  4.09%                169,181  4.12%
                                          =======                       =======
Taxable equivalent
adjustment:
 Loans............                    463                           468
 Securities.......                  1,437                         1,546
                                 --------                      --------
 Total taxable
 equivalent
 adjustment.......                  1,900                         2,014
                                 --------                      --------
  Net interest
  income..........               $169,626                      $167,167
                                 ========                      ========

----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented.

                          TABLE 3--INTEREST RATE SWAPS

                                                                      RECEIVE
                                                                    FIXED RATE
                                                                       SWAPS
                                                                   -------------
                                                                   (IN MILLIONS)
Balance at January 1, 1998........................................    $  895
  Additions.......................................................       315
  Maturities......................................................       -0-
  Calls...........................................................       (90)
  Terminations....................................................       -0-
                                                                      ------
Balance at March 31, 1998.........................................    $1,120
                                                                      ======

           TABLE 4--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS

                                                  MATURE DURING
                                             --------------------------
                                             1998   1999   2000   2008   TOTAL
                                             -----  -----  -----  -----  ------
                                                 (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount........................... $ 295  $ 600  $  75  $ 150  $1,120
  Receive rate..............................  6.64%  6.64%  6.69%  6.11%   6.57%
  Pay rate..................................  5.66%  5.67%  5.63%  5.65%   5.66%

--------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from March 31, 1998 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                                                         NET CHARGE-OFFS
                                 LOANS*          NONPERFORMING LOANS** THREE MONTHS ENDED
                                MARCH 31               MARCH 31             MARCH 31
                         ----------------------- --------------------- --------------------
                            1998        1997        1998       1997      1998       1997
                         ----------- ----------- ---------- ---------- ---------  ---------
                                                  (IN THOUSANDS)
Commercial.............. $ 3,595,908 $ 3,620,446 $   39,099 $   15,561 $   1,597  $     322
Commercial real estate:
  Commercial real estate
   mortgages............   1,665,618   1,683,402     15,548     23,854        (4)       492
  Real estate
   construction.........   1,065,964     622,490      1,680      1,665      (117)         2
                         ----------- ----------- ---------- ---------- ---------  ---------
    Total commercial
     real estate........   2,731,582   2,305,892     17,228     25,519      (121)       494
                         ----------- ----------- ---------- ---------- ---------  ---------
Consumer:
  Residential first
   mortgages............   2,566,273   2,961,672     24,715     26,380       414        381
  Other residential
   mortgages............   1,135,881     929,753      5,366      5,106       373        398
  Dealer indirect.......   1,272,241   1,205,451      1,332      5,148     2,357      3,753
  Revolving credit......     426,075     461,208        -0-        -0-     7,593      8,554
  Other consumer........     478,982     540,455      1,020      1,755     2,037      3,815
                         ----------- ----------- ---------- ---------- ---------  ---------
    Total consumer......   5,879,452   6,098,539     32,433     38,389    12,774     16,901
                         ----------- ----------- ---------- ---------- ---------  ---------
                         $12,206,942 $12,024,877 $   88,760 $   79,469 $  14,250  $  17,717
                         =========== =========== ========== ========== =========  =========

--------
 * Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                       TABLE 6--ALLOWANCE FOR LOAN LOSSES

                             1998                          1997
                          ----------- -----------------------------------------------
                          1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,197    $179,126    $179,081    $179,049    $179,049
Loans charged off.......    (20,880)    (22,864)    (24,280)    (24,209)    (22,632)
Recoveries of loans
 previously charged
 off....................      6,630       7,155       8,223       6,441       4,915
                           --------    --------    --------    --------    --------
Net charge-offs.........    (14,250)    (15,709)    (16,057)    (17,768)    (17,717)
Addition to allowance
 charged to expense.....     14,400      15,780      16,102      17,800      17,717
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $179,347    $179,197    $179,126    $179,081    $179,049
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.47%       1.46%       1.48%       1.48%       1.49%
Allowance for loan
 losses to nonperforming
 loans..................     202.06%     251.12%     265.83%     245.17%     225.31%
Allowance for loan
 losses to nonperforming
 assets.................     179.68%     214.81%     224.16%     201.53%     189.69%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.47%       0.51%       0.53%       0.59%       0.60%

                         TABLE 7--NONPERFORMING ASSETS

                               1998                      1997
                             --------  ------------------------------------------
                             MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30  MARCH 31
                             --------  ----------- ------------ -------  --------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans...........  $88,760     $71,358     $67,384    $73,044  $79,469
Foreclosed properties......    9,902      11,433      11,518     13,546   12,890
Repossessions..............    1,154         632       1,008      2,272    2,030
                             -------     -------     -------    -------  -------
  Total nonperforming
   assets*.................  $99,816     $83,423     $79,910    $88,862  $94,389
                             =======     =======     =======    =======  =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions.............     0.82%       0.68%       0.66%      0.73%    0.78%
Accruing loans 90 days past
 due.......................  $32,363     $37,797     $33,466    $42,918  $32,535

--------
* Exclusive of accruing loans 90 days past due.

                        TABLE 8--INVESTMENT SECURITIES

                                       MARCH 31, 1998        MARCH 31, 1997
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY:
  U.S. Treasury and federal agency
   securities...................... $2,145,884 $2,156,232 $2,159,255 $2,131,235
  State, county and municipal
   securities......................    108,117    111,508    162,941    168,413
  Other securities.................    226,570    226,149    245,051    242,155
                                    ---------- ---------- ---------- ----------
                                    $2,480,571 $2,493,889 $2,567,247 $2,541,803
                                    ========== ========== ========== ==========
AVAILABLE-FOR-SALE:
  U.S. Treasury and federal agency
   securities...................... $2,843,550            $1,831,993
  Other securities.................    205,981               190,403
                                    ----------            ----------
                                    $3,049,531            $2,022,396
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 1998 were approximately 3.6 years and 6.95%, respectively. Included in the combined portfolios was $4.8 billion of mortgage-backed securities, $718 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at March 31, 1998 were approximately 3.7 years and 6.95%, respectively. The duration of the combined portfolios which considers the repricing frequency of variable rate securities is approximately 1.9 years.

2. The available-for-sale portfolio included net unrealized gains of $38.0 million and $13.6 million at March 31, 1998 and 1997, respectively.

                  TABLE 9--OTHER INTEREST-BEARING LIABILITIES

                                                                 MARCH 31
                                                            -------------------
                                                              1998      1997
                                                            -------- ----------
                                                              (IN THOUSANDS)
OTHER BORROWED FUNDS:
  Treasury, tax and loan notes............................. $175,879 $  849,730
  Short-term Federal Home Loan Bank advances...............      -0-    185,000
  Short-term bank notes....................................  275,000    200,000
  Other short-term debt....................................   19,004    109,508
                                                            -------- ----------
    Total other borrowed funds............................. $469,883 $1,344,238
                                                            ======== ==========
OTHER LONG-TERM DEBT:
  6.75% Subordinated Debentures Due 2025................... $149,867 $  149,849
  6.45% Subordinated Notes Due 2018........................  305,032        -0-
  7.75% Subordinated Notes Due 2004........................  149,435    149,343
  Subordinated Capital Notes Due 1999......................   99,860     99,731
  Long-term notes payable..................................   35,976     12,987
                                                            -------- ----------
    Total other long-term debt............................. $740,170 $  411,910
                                                            ======== ==========

                      TABLE 10--CAPITAL AMOUNTS AND RATIOS

                                                         MARCH 31
                                             ----------------------------------
                                                   1998              1997
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
  AmSouth................................... $1,155,302  7.22% $1,103,443  7.82%
  AmSouth Bank..............................  1,467,730  9.18   1,423,293 10.12
TOTAL CAPITAL:
  AmSouth................................... $1,953,923 12.21% $1,619,015 11.47%
  AmSouth Bank..............................  1,947,077 12.18   1,599,138 11.37
LEVERAGE:
  AmSouth................................... $1,155,302  6.20% $1,103,443  6.23%
  AmSouth Bank..............................  1,467,730  7.87   1,423,293  8.05

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

  It may take a number of years to finally resolve some of these legal proceedings pending against AmSouth subsidiaries, due to their complexity and for other reasons. It is not possible to determine with any certainty at this time the corporation's potential exposure from the proceedings. At times, class actions are settled by defendants without admission or even an actual finding of wrongdoing but with payment of some compensation to purported class members and large attorney's fees to plaintiff class counsel. Nonetheless, based upon the advice of legal counsel, AmSouth's management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A) -- EXHIBITS

  The exhibits listed in the Exhibit Index at page 21 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B) -- REPORTS ON FORM 8-K

  Two reports on Form 8-K were filed by AmSouth during the period January 1, 1998 to March 31, 1998:

    (a) A report was filed on January 30, 1998 to report AmSouth's preliminary results of operations for the fourth quarter of 1997 and for the fiscal year ended December 31, 1997.

    (b) A report was filed on March 31, 1998 to report that AmSouth's Board of Directors had approved a three-for-two stock split with respect to the company's common stock with a record date of April 3, 1998 and a payable date of April 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 1998                                     /s/ C. Dowd Ritter
                                          By: _________________________________
                                                      C. Dowd Ritter
                                             Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

April 24, 1998                                 /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                  Robert R. Windelspecht
                                               Executive Vice President and
                                                        Controller

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

       3-a Restated Certificate of Incorporation of AmSouth Bancorporation(1)
       3-b By-Laws of AmSouth Bancorporation(2)
     *10-a Life Insurance Agreement
     *10-b Supplemental Long-Term Disability Plan
      11   Statement Re: Computation of Earnings per Share
      15   Letter Re: Unaudited Interim Financial Information
      27   Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.