Form 10-K405/A
period 1997-12-31
AMSOUTH BANCORPORATION
filed 1998-08-12
CIK 3133

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997   Commission File Number 1-7476

                            AMSOUTH BANCORPORATION
-------------------------------------------------------------------------------
(Exact Name of registrant as specified in its charter)

           DELAWARE                                     63-0591257
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


AMSOUTH-SONAT TOWER
1900 FIFTH AVENUE NORTH
BIRMINGHAM, ALABAMA                                          35203
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (205) 320-7151
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
-------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE         NEW YORK STOCK EXCHANGE
FLOATING RATE NOTES DUE 1999                    NEW YORK STOCK EXCHANGE
STOCK PURCHASE RIGHTS                           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                                                                NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----     ----

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




Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 17, 1998 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans. AmSouth has not treated stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at February 17, 1998. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

This report is an amendment to AmSouth Bancorporation's annual report on Form 10-K for the year ended December 31, 1997. The report amends Exhibit 27 and adds Exhibits 27.1 to 27.8, which exhibits include restated financial data schedules for the (1) nine month period ended September 30, 1997, (2) six month period ended June 30, 1997, (3) three month period ended March 31, 1997, (4) year ended December 31, 1996, (5) nine month period ended September 30, 1996,
(6) six month period ended June 30, 1996, (7) three month period ended March 31, 1996, and (8) year ended December, 31, 1995. The earnings per share amounts in these schedules have been restated in connection with AmSouth Bancorporation's adoption of Financial Accounting Standard No. 128, "Earnings Per Share."

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMSOUTH BANCORPORATION




                                      By    /s/ C. Dowd Ritter
                                         --------------------------------------
                                            C. Dowd Ritter
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                      Date:  August 12, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ C. Dowd Ritter           By       /s/ Sloan D. Gibson, IV
  ---------------------------------     --------------------------------------
   C. Dowd Ritter                           Sloan D. Gibson, IV
   Chairman of the Board, President         Senior Executive Vice President
   and Chief Executive Officer              Chief Financial Officer
   (Principal Executive Officer)            (Principal Financial Officer)

Date:  August 12, 1998                  Date:  August 12, 1998


                                      By     /s/ Robert R. Windelspecht
                                        --------------------------------------
                                            Robert R. Windelspecht
                                            Executive Vice President
                                            Controller
                                            (Principal Accounting Officer)

                                      Date:  August 12, 1998

By *                                     By *
  --------------------------------         ----------------------------------
   J. Harold Chandler                        Ronald L. Kuehn, Jr.
   A Director                                A Director

Date: August 12, 1998                    Date: August 12, 1998

By *                                     By
  --------------------------------         ----------------------------------
   James E. Dalton, Jr.                      James R. Malone
   A Director                                A Director

Date: August 12, 1998                    Date: August 12, 1998

By *                                     By *
  --------------------------------         ----------------------------------
   Rodney C. Gilbert                         Francis A. Newman
   A Director                                A Director

Date: August 12, 1998                    Date: August 12, 1998

By *                                     By *
  --------------------------------         ----------------------------------
   Victoria Jackson Gregoricus               Claude B. Nielsen
   A Director                                A Director

Date: August 12, 1998                    Date: August 12, 1998

By *                                     By *
  --------------------------------         ----------------------------------
   Elmer B. Harris                           Benjamin F. Payton, Ph.D.
   A Director                                A Director

Date: August 12, 1998                    Date: August 12, 1998

                                         By *
                                           ----------------------------------
                                             Herbert A. Sklenar
                                             A Director

                                         Date: August 12, 1998



* Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                         By   /s/ Carl L. Gorday
                                           ----------------------------------
                                             Carl L. Gorday
                                             Attorney in Fact