Form 10-Q
period 1998-06-30
AMSOUTH BANCORPORATION
filed 1998-08-14
CIK 3133

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

 FOR THE QUARTERLY PERIOD ENDED JUNE          COMMISSION FILE NUMBER 1-7476
              30, 1998

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

  As of August 10, 1998 AmSouth Bancorporation had 120,183,906 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
    Consolidated Statement of Condition--June 30, 1998, December 31, 1997,
     and June 30, 1997....................................................   3
    Consolidated Statement of Earnings--Six months and three months ended
     June 30, 1998 and 1997...............................................   4
    Consolidated Statement of Shareholders' Equity--Six months ended June
     30, 1998.............................................................   5
    Consolidated Statement of Cash Flows--Six months ended June 30, 1998
     and 1997.............................................................   6
    Notes to Consolidated Financial Statements............................   7
    Independent Accountants' Review Report................................   9
  Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  10
Part II. Other Information
  Item 1. Legal Proceedings...............................................  21
  Item 4. Submission of Matters to a Vote of Security Holders.............  21
  Item 5. Other Information...............................................  21
  Item 6. Exhibits and Reports on Form 8-K................................  21
Signatures................................................................  22
Exhibit Index.............................................................  23

  Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on AmSouth's financial condition and results of operations and the Year 2000 issue. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management.

  Various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors of the economy and in the real estate markets, the performance of the stock and bond markets and the potential effects of the Year 2000 issue. With regard to the effect of legal proceedings, various uncertainties are discussed in "Part II, Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The information regarding Year 2000 compliance is based on management's current assessment. However, this is an ongoing process involving continual evaluation, and unanticipated problems could develop that could cause compliance to be more difficult or costly than currently anticipated.

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                            JUNE 30    DECEMBER 31    JUNE 30
                                             1998         1997         1997
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   577,138  $   658,500  $   639,588
Federal funds sold and securities
 purchased under agreements to resell...       11,850       19,000        3,075
Trading securities......................        2,370        1,406        3,790
Available-for-sale securities...........    3,337,235    2,507,690    2,264,214
Held-to-maturity securities (market
 value of $2,562,259, $2,287,004 and
 $2,475,229, respectively)..............    2,544,386    2,272,154    2,475,095
Mortgage loans held for sale............       83,176       80,820       44,857
Other earning assets....................       34,318          -0-          -0-
Loans...................................   12,535,316   12,342,825   12,203,520
Less: Allowance for loan losses.........      174,079      179,197      179,081
  Unearned income.......................       98,781      105,157       85,880
                                          -----------  -----------  -----------
   Net loans............................   12,262,456   12,058,471   11,938,559
Premises and equipment, net.............      321,563      314,200      314,898
Customers' acceptance liability.........        1,806       10,926        2,059
Accrued interest receivable and other
 assets.................................      805,846      699,089      667,196
                                          -----------  -----------  -----------
                                          $19,982,144  $18,622,256  $18,353,331
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 2,063,417  $ 2,062,906  $ 1,912,532
 Interest-bearing demand................    3,979,689    3,960,968    3,809,161
 Savings................................    1,014,260    1,027,557    1,028,198
 Time...................................    4,815,941    5,000,535    5,017,586
 Certificates of deposit of $100,000 or
  more..................................    1,084,947      893,231      846,209
                                          -----------  -----------  -----------
  Total deposits........................   12,958,254   12,945,197   12,613,686
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,125,065    1,435,925    1,132,381
 Other borrowed funds...................      988,472      985,918    1,736,941
 Long-term Federal Home Loan Bank
  advances..............................    2,406,279    1,198,146      798,245
 Other long-term debt...................      739,899      435,078      436,970
                                          -----------  -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   18,217,969   17,000,264   16,718,223
Acceptances outstanding.................        1,806       10,926        2,059
Accrued expenses and other liabilities..      341,380      225,821      250,276
                                          -----------  -----------  -----------
  Total liabilities.....................   18,561,155   17,237,011   16,970,558
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares; Issued
  and outstanding--none.................          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--200,000,000 shares;
  Issued--135,106,014, 135,031,989 and
  135,049,989 shares, respectively......      135,106      135,032      135,050
 Capital surplus........................      516,037      517,464      517,954
 Retained earnings......................    1,058,941      983,371      918,340
 Cost of common stock in treasury--
  15,029,163, 14,227,007 and 11,952,753
  shares, respectively..................     (304,840)    (268,019)    (201,270)
 Deferred compensation on restricted
  stock.................................       (9,788)      (9,196)     (11,050)
 Accumulated other comprehensive
  income................................       25,533       26,593       23,749
                                          -----------  -----------  -----------
  Total shareholders' equity............    1,420,989    1,385,245    1,382,773
                                          -----------  -----------  -----------
                                          $19,982,144  $18,622,256  $18,353,331
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                             SIX MONTHS         THREE MONTHS
                                            ENDED JUNE 30       ENDED JUNE 30
                                         ------------------- -------------------
                                           1998      1997      1998      1997
                                         --------- --------- --------- ---------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM EARNING ASSETS
Loans..................................  $ 534,677 $ 517,350 $ 269,944 $ 263,182
Available-for-sale securities..........    103,307    77,245    54,860    39,789
Held-to-maturity securities............     82,705    87,173    41,654    42,941
Trading securities.....................         48        53        31        29
Mortgage loans held for sale...........      2,503       985     1,436       498
Federal funds sold and securities
 purchased under agreements to resell..        404       483       237       182
Other earning assets...................        121       -0-       121       -0-
                                         --------- --------- --------- ---------
 Total revenue from earning assets.....    723,765   683,289   368,283   346,621
                                         --------- --------- --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits.......     68,638    56,288    35,003    29,238
Savings deposits.......................     14,945    15,075     7,528     7,471
Time deposits..........................    136,417   140,133    67,964    70,548
Certificates of deposit of $100,000 or
 more..................................     28,294    23,652    14,702    12,444
Federal funds purchased and securities
 sold under agreements to repurchase...     34,080    39,327    16,484    20,037
Other borrowed funds...................     18,359    31,008     9,962    18,054
Long-term Federal Home Loan Bank
 advances..............................     53,392    25,127    29,354    10,977
Other long-term debt...................     23,351    15,886    12,664     8,226
                                         --------- --------- --------- ---------
 Total interest expense................    377,476   346,496   193,661   176,995
                                         --------- --------- --------- ---------
NET INTEREST INCOME....................    346,289   336,793   174,622   169,626
Provision for loan losses..............     37,834    35,517    23,434    17,800
                                         --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...........................    308,455   301,276   151,188   151,826
                                         --------- --------- --------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts....     51,947    48,749    25,888    24,418
Trust income...........................     35,132    29,979    18,153    15,184
Consumer investment services income....     15,286    11,269     8,055     5,932
Bank owned life insurance policies.....      9,922     4,402     5,886     2,213
Net gain on sale of businesses.........     27,974       -0-    27,974       -0-
Other noninterest revenues.............     43,916    35,107    22,416    18,077
                                         --------- --------- --------- ---------
 Total noninterest revenues............    184,177   129,506   108,372    65,824
                                         --------- --------- --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits.........    144,631   122,536    76,914    61,377
Net occupancy expense..................     28,086    27,805    14,211    14,092
Equipment expense......................     32,066    27,712    16,876    14,148
Marketing expense......................     10,036     9,176     5,028     4,583
Postage and office supplies............     11,961    10,999     6,502     5,253
Communications expense.................     11,479     9,990     5,804     5,389
Amortization expense...................      8,722     9,217     4,196     4,672
Other noninterest expenses.............     48,147    42,569    28,683    21,866
                                         --------- --------- --------- ---------
 Total noninterest expenses............    295,128   260,004   158,214   131,380
                                         --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES.............    197,504   170,778   101,346    86,270
Income taxes...........................     70,011    60,305    35,876    30,370
                                         --------- --------- --------- ---------
 NET INCOME............................  $ 127,493 $ 110,473 $  65,470 $  55,900
                                         ========= ========= ========= =========
Average common shares outstanding......    120,168   124,852   119,369   124,031
Earnings per common share..............  $    1.06 $    0.88 $    0.55 $    0.45
Diluted average common shares
 outstanding...........................    122,176   125,804   122,154   124,991
Diluted earnings per common share......  $    1.04 $    0.88 $    0.54 $    0.45

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER
                           COMMON   CAPITAL    RETAINED   TREASURY     DEFERRED   COMPREHENSIVE
                           STOCK    SURPLUS    EARNINGS     STOCK    COMPENSATION    INCOME       TOTAL
                          --------  --------  ----------  ---------  ------------ ------------- ----------
                                                         (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1998...................  $ 90,021  $562,475  $  983,371  $(268,019)   $(9,196)      $26,593    $1,385,245
Adjustment for the
 effect of 3-for-2
 common stock split.....    45,011   (45,011)        -0-        -0-        -0-           -0-           -0-
                          --------  --------  ----------  ---------    -------       -------    ----------
BALANCE AT JANUARY 1,
 1998 RESTATED..........   135,032   517,464     983,371   (268,019)    (9,196)       26,593     1,385,245
                          --------  --------  ----------  ---------    -------       -------    ----------
Comprehensive income:
 Net income.............       -0-       -0-     127,493        -0-        -0-           -0-       127,493
 Other comprehensive
  income, net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-       -0-         -0-        -0-        -0-        (1,060)       (1,060)
                                                                                                ----------
 Other comprehensive
  income................                                                                            (1,060)
                                                                                                ----------
Comprehensive income....                                                                           126,433
Cash dividends declared
 ($0.40 per common
 share).................       -0-       -0-     (48,201)       -0-        -0-           -0-       (48,201)
Common stock
 transactions:
 Special rights and
  warrants..............       -0-      (355)        -0-        -0-        -0-           -0-          (355)
 Purchase of common
  stock.................       140      (202)        -0-    (56,868)       -0-           -0-       (56,930)
 Employee stock plans...       (66)   (1,430)     (3,722)    17,982       (592)          -0-        12,172
 Dividend reinvestment..       -0-       560         -0-      2,065        -0-           -0-         2,625
                          --------  --------  ----------  ---------    -------       -------    ----------
BALANCE AT JUNE 30,
 1998...................  $135,106  $516,037  $1,058,941  $(304,840)   $(9,788)      $25,533    $1,420,989
                          ========  ========  ==========  =========    =======       =======    ==========
DISCLOSURE OF
 RECLASSIFICATION
 AMOUNT:
Unrealized holding gains
 on available-for-sale
 securities arising
 during the period......                                                             $   474
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                               1,534
                                                                                     -------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                             $(1,060)
                                                                                     =======


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30
                                                    ---------------------------
                                                        1998          1997
                                                    -------------  ------------
                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income......................................... $     127,493  $   110,473
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.........................        37,834       35,517
 Depreciation and amortization of premises and
  equipment........................................        18,650       16,689
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale
  securities.......................................        (1,662)        (930)
 Net (increase) decrease in mortgage loans held for
  sale.............................................        (2,356)      15,725
 Net (increase) decrease in trading securities.....          (964)          87
 Net gains on sales of available-for-sale
  securities.......................................        (2,458)      (4,941)
 Net increase in accrued interest receivable and
  other assets.....................................      (111,594)    (104,576)
 Net increase (decrease) in accrued expenses and
  other liabilities................................        67,084      (22,610)
 Provision for deferred income taxes...............        16,155       18,441
 Amortization of intangible assets.................         8,246        8,279
 Other.............................................         4,838        4,465
                                                    -------------  -----------
  Net cash provided by operating activities........       161,266       76,619
                                                    -------------  -----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of
 available-for-sale securities.....................       345,019      138,499
Proceeds from sales of available-for-sale
 securities........................................       298,285      635,838
Purchases of available-for-sale securities.........    (1,420,939)    (541,612)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities.......................       432,874      170,214
Purchases of held-to-maturity securities...........      (671,744)         -0-
Net decrease in federal funds sold and securities
 purchased under agreements to resell..............         7,150       11,925
Net increase in other earning assets...............       (34,318)         -0-
Net increase in loans..............................      (298,823)    (286,341)
Net purchases of premises and equipment............       (26,013)     (29,995)
                                                    -------------  -----------
  Net cash (used) provided by investing
   activities......................................    (1,368,509)      98,528
                                                    -------------  -----------
FINANCING ACTIVITIES
Net increase in demand deposits and savings
 accounts..........................................         5,935      129,806
Net increase in time deposits......................         7,256       16,605
Net decrease in federal funds purchased and
 securities sold under agreements to repurchase....      (310,860)    (739,905)
Net increase in other borrowed funds...............         2,554      686,558
Issuance of long-term Federal Home Loan Bank
 advances and other long-term debt.................     1,719,973      775,000
Payments for maturing long-term debt...............      (206,942)    (950,515)
Cash dividends paid................................       (48,201)     (23,208)
Cash payment for special rights and warrants on
 stock.............................................          (355)         -0-
Proceeds from employee stock plans and dividend
 reinvestment plan.................................        13,451       13,379
Purchase of common stock...........................       (56,930)     (91,773)
                                                    -------------  -----------
  Net cash provided (used) by financing
   activities......................................     1,125,881     (184,053)
                                                    -------------  -----------
Decrease in cash and cash equivalents..............       (81,362)      (8,906)
Cash and cash equivalents at beginning of period...       658,500      648,494
                                                    -------------  -----------
Cash and cash equivalents at end of period......... $     577,138  $   639,588
                                                    =============  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income. All common share data presented in the consolidated financial statements reflect a three-for-two stock split completed on April 30, 1998. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1997 annual report on Form 10-K.

  On January 1, 1998, AmSouth adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on AmSouth's financial condition or results of operations.

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

  In February 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosures about Pension and Other Postretirement Benefits-- an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for previous periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. These disclosure requirements will have no material impact on AmSouth's financial position or results of operations.

  In June 1998, Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," (Statement 133), was issued by the Financial Accounting Standards Board. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 is effective for fiscal years beginning after June 15, 1999. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations has not been determined at this time.

  Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                           THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30       ENDED JUNE 30
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------- --------- --------- ---------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
   Earnings per common share
    computation:
    Numerator:
     Net income.......................  $  65,470 $  55,900 $ 127,493 $ 110,473
    Denominator:
     Average common shares
      outstanding.....................    119,369   124,031   120,168   124,852
   Earnings per common share..........  $    0.55 $    0.45 $    1.06 $    0.88
   Diluted earnings per common share
    computation:
    Numerator:
     Net income.......................  $  65,470 $  55,900 $ 127,493 $ 110,473
    Denominator:
     Average common shares
      outstanding.....................    119,369   124,031   120,168   124,852
     Dilutive shares contingently
      issuable........................      2,785       960     2,008       952
                                        --------- --------- --------- ---------
      Average diluted common shares
       outstanding....................    122,154   124,991   122,176   125,804
   Diluted earnings per common share..  $    0.54 $    0.45 $    1.04 $    0.88

  Cash Flows--For the six months ended June 30, 1998 and 1997, AmSouth paid interest of $358,526,000 and $342,053,000, respectively, and income taxes of $29,787,000 and $38,273,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1998 and 1997 were $4,872,000 and $8,601,000, respectively, and noncash transfers from foreclosed properties to loans were $278,000 and $331,000, respectively. For the six months ended June 30, 1998, noncash transfers from loans to available-for-sale securities of approximately $49,183,000 were made in connection with mortgage loan securitizations.

  Shareholders' Equity--On March 20, 1997, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 9,000,000 shares of its common stock for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. AmSouth purchased 3,906,000 shares at a cost of $110,267,000 during 1997 and 1,421,000 shares at a cost of $56,931,000 during the first half of 1998 under this authorization. At June 30, 1998, approximately 3,700,000 shares remained authorized for purchase.

  On March 19, 1998, AmSouth's Board of Directors approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend was paid April 30 to shareholders of record as of April 3.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

  We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 1998 and 1997, the consolidated statement of cash flows for the six-month periods ended June 30, 1998 and 1997 and the consolidated statement of shareholders' equity for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ Ernst & Young LLP

August 14, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $127.5 million for the six months ended June 30, 1998, a 15.4% increase over net income of $110.5 million for the same period of 1997. Diluted earnings per common share were $1.04 and $.88 for the six month periods ended June 30, 1998 and 1997, respectively. Year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.34% and an annualized return on average equity (ROE) of 18.22% for 1998 compared to 1.23% and 16.13%, respectively, for the first six months of 1997. AmSouth's 1998 year-to-date operating efficiency ratio increased to 55.33% compared to 55.29% for the prior year.

  Net income for the second quarter of 1998 was $65.5 million compared to $55.9 million for the same period of 1997. Diluted earnings per common share were $.54 and $.45, respectively. ROA and ROE for the second quarter of 1998 were 1.34% and 18.48%, respectively, compared to 1.24% and 16.32%, respectively, for the second quarter of 1997.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1998 was $349.2 million, a 2.5% increase over the same period of 1997. The net interest margin decreased 12 basis points and the incremental interest spread decreased 13 basis points from the same period of the prior year. The decreases were primarily the result of increased rates paid across almost all categories of interest-bearing deposits and a higher level of investment securities.

  Net interest income on a fully taxable equivalent basis for the three months ended June 30, 1998 was $175.9 million, a 2.6% increase over the same period of 1997. Both the net interest margin and the incremental interest spread decreased 18 basis points from the prior year. The reasons for the decreases were primarily the same as those discussed in the year-to-date analysis.

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

  Based on the results of the simulation model as of June 30, 1998, AmSouth would expect decreases in NII of $2.8 million and $1.8 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the company's policy guidelines.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1998, AmSouth has entered into additional interest rate swaps in the notional amount of $415.0 million. There were no maturities or terminations of interest rate swaps in the first six months of 1998. Additionally, interest rate swaps in the notional amount of $90.0 million were called. At June 30, 1998, AmSouth had interest rate swaps, all of which were receive fixed rates, totaling a notional amount of $1.2 billion. The swaps added in 1998 as hedges were designated to certain commercial loans, available-for-sale securities and bank debt. At June 30, 1998, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

  Table 6 presents a five-quarter analysis of the allowance for loan losses. At June 30, 1998, the allowance for loan losses was $174.1 million, or 1.40% of loans net of unearned income, compared to $179.1 million, or 1.48%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 245.17% at June 30, 1997 to 230.57% for the same period in 1998. Over the same period the level of nonperforming loans increased $2.5 million.

  Net charge-offs for the quarter ended June 30, 1998 were $13.8 million, a decrease of $4.0 million or 22.3% from $17.8 million a year earlier. For the six months ended June 30, 1998, net charge-offs were $28.1 million, a decrease of $7.4 million, or 20.9%, from $35.5 million for the same period of 1997. Annualized net charge-offs to average loans net of unearned income were .45% and .46%, respectively, for the three months and six months ended June 30, 1998 compared to .59% and .60% for the same periods of the prior year. Decreases in net charge-offs occurred primarily in dealer indirect, revolving credit and other consumer loans. Consumer annualized net charge-offs fell to
 .72% and .80% of average consumer loans for the three months and six months ended June 30, 1998, respectively, compared to 1.11% and 1.11% for the prior year. Centralization of and significant changes in underwriting over the past two years have contributed to the decrease in net charge-offs in the consumer loan portfolio. Net charge-offs of impaired loans for the three months and six months ended June 30, 1998 totaled $3.4 million and $4.9 million, respectively, compared to $1.1 million and $1.9 million for the same periods in 1997.

  The provision for loan losses was $23.4 million for the second quarter and $37.8 million for the first six months of 1998 up $5.6 million or 31.7% and $2.3 million or 6.5%, respectively, from year-earlier periods. Compared with the first quarter, the second quarter provision was higher by $9.0 million. The Year 2000 assessment program was implemented as part of AmSouth's overall credit review process during the second quarter of 1998. The increase in the second quarter provision reflects additional allowances for customer credit exposures related to various factors including loan growth, economic conditions and AmSouth's assessment of Year 2000 compliance among its borrowers.

  Table 7 presents a five-quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets decreased from
 .73% at June 30, 1997 to .68% at June 30, 1998. The level of nonperforming assets decreased $4.6 million during the same period. The decrease of $15.5 million in the level of nonperforming assets from the first quarter of 1998 reflects the sale, in the second quarter, of a single large commercial loan which was put on nonaccrual status in the first quarter of 1998.

  Included in nonperforming assets at June 30, 1998 and 1997 was $46.2 million and $39.5 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis.

Collateral-dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At June 30, 1998 and 1997, there was $4.5 million and $7.8 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended June 30, 1998 and 1997 was $50.6 million and $43.3 million, respectively, and $49.9 million and $42.5 million, respectively, for the six months ended June 30, 1998 and 1997. AmSouth recorded no material interest income on its impaired loans during the three months and six months ended June 30, 1998.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $184.2 million at June 30, 1998 compared to $129.5 million for the prior year. Included in noninterest revenues was a $28.0 million net gain from the sale of AmSouth's bond administration and stock transfer businesses and the sale of certain credit card assets during the second quarter of 1998. Excluding the net gain from the sale of certain credit card assets and the bond administration and stock transfer businesses, year-to-date noninterest revenues rose $26.7 million or 20.6% compared to the same period a year earlier. Growth occurred in all major categories, including trust income, consumer investment services income, service charges on various commercial and consumer deposit accounts, and income from bank owned life insurance. Trust income increased $5.2 million primarily due to new employee benefit plan administration and personal trust accounts, fee increases and continued strength in financial markets. Consumer investment services income increased $4.0 million primarily as a result of a higher sales volume of mutual funds and annuity products. Bank owned life insurance policies were increased during the past year, which resulted in a $5.5 million increase in income. Other noninterest revenues increased $8.8 million primarily due to an increase in mortgage income.

  Noninterest revenues for the second quarter of 1998 were $108.4 million, a 64.6% increase over the same period of the prior year. Excluding the net gain from the sale of certain credit card assets and the sale of the bond administration and stock transfer businesses, noninterest revenue in the second quarter of 1998 increased $14.6 million or 22.1% over the second quarter of 1997. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses increased 13.5% to $295.1 million at June 30, 1998 compared to $260.0 million for the prior year. Salaries and employee benefits increased $22.1 million when compared to the same period a year ago. The increase is primarily due to merit increases, bonuses, incentives and additions to staff for new initiatives. Equipment expense increased $4.4 million primarily reflecting the costs of investments in technology for the consumer and commercial lines of business and costs associated with Year 2000 system compliance. Communications expense increased $1.5 million primarily due to increasing expenses associated with a wide area network to support the technology for the consumer and commercial lines of business. Other noninterest expenses increased $5.6 million due primarily to contributions to AmSouth's charitable foundation and operating costs associated with new revenue initiatives.

  Noninterest expenses for the second quarter were $158.2 million compared to $131.4 million for the same period of the prior year. Changes were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

  At June 30, 1998, shareholders' equity totaled $1.4 billion or 7.11% of total assets. Since December 31, 1997, shareholders' equity has increased $35.7 million as the increase from net income of $127.5 million was partially offset by dividends of $48.2 million and the purchase of 1,421,000 shares of AmSouth common stock for $56.9 million.

  Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 1998 and 1997. At June 30, 1998, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums and the bank was well capitalized at June 30, 1998.

Year 2000

  AmSouth is in the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by AmSouth as well as communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. Project teams consisting of professionals from all areas of the bank were created last year to plan and oversee AmSouth's Year 2000 compliance efforts. Modifications for critical systems began last year and are expected to be completed in advance of December 31, 1998. Integrated systems testing began in May 1998 and is scheduled to be substantially completed by October 1998. However, continued testing and validations are scheduled throughout 1999 to continuously reaffirm the Year 2000 compliance of mission critical systems. Non-critical systems are expected to be Year 2000 compliant either prior to or during 1999. In addition to testing and making appropriate changes to its own internal software systems, AmSouth is taking steps to review Year 2000 readiness on the part of important customers and suppliers of the Bank. There can be no guarantee, however, that the systems of other companies on which AmSouth's systems rely will be timely converted and not have an adverse impact on AmSouth's systems. Accordingly, the bank is assessing the extent to which its operations are vulnerable to other companies' systems and developing contingency plans to minimize the impact on AmSouth's operations should those organizations fail to remediate their systems properly. While AmSouth presently believes that its Year 2000 plans will mitigate the Year 2000 issue, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could impact AmSouth's operations.

  Incremental costs related to Year 2000 compliance, which exclude the cost to upgrade and replace systems in the ordinary course of business, are not expected to be material to the financial performance of the Company.

                           TABLE 1--FINANCIAL SUMMARY

                                                          JUNE 30
                                                  -----------------------   %
                                                     1998        1997     CHANGE
                                                  ----------- ----------- ------
                                                      (IN THOUSANDS)
BALANCE SHEET SUMMARY
End-of-period balances:
  Loans net of unearned income................... $12,436,535 $12,117,640   2.6%
  Total investment securities*...................   5,840,406   4,701,831  24.2
  Total assets...................................  19,982,144  18,353,331   8.9
  Total deposits.................................  12,958,254  12,613,686   2.7
  Shareholders' equity...........................   1,420,989   1,382,773   2.8
Year-to-date average balances:
  Loans net of unearned income................... $12,250,765 $12,005,268   2.0%
  Total investment securities*...................   5,346,879   4,674,827  14.4
  Total assets...................................  19,220,863  18,061,586   6.4
  Total deposits.................................  12,834,029  12,426,151   3.3
  Shareholders' equity...........................   1,410,787   1,381,181   2.1

                               SIX MONTHS               THREE MONTHS
                              ENDED JUNE 30             ENDED JUNE 30
                            ------------------    %    ----------------    %
                              1998      1997    CHANGE  1998     1997    CHANGE
                            --------  --------  ------ -------  -------  ------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
  Net income............... $127,493  $110,473   15.4% $65,470  $55,900   17.1%
  Per common share**.......     1.06      0.88   20.5     0.55     0.45   22.2
  Per common share--
   diluted**...............     1.04      0.88   18.2     0.54     0.45   20.0
SELECTED RATIOS
  Return on average assets
   (annualized)............     1.34%     1.23%           1.34%    1.24%
  Return on average equity
   (annualized)............    18.22     16.13           18.48    16.32
  Average equity to
   assets..................     7.34      7.65            7.27     7.57
  End of period equity to
   assets..................     7.11      7.53            7.11     7.53
  End of period tangible
   equity to assets........     5.97      6.12            5.97     6.12
  Allowance for loan losses
   to loans net of unearned
   income..................     1.40      1.48            1.40     1.48
  Efficiency ratio.........    55.33     55.29           55.65    55.35
COMMON STOCK DATA**
  Cash dividends declared.. $   0.40  $   0.37         $  0.20  $  0.19
  Book value at end of
   period..................    11.83     11.23           11.83    11.23
  Market value at end of
   period..................    39.31     25.21           39.31    25.21
  Average common shares
   outstanding.............  120,168   124,852         119,369  124,031
  Average common shares
   outstanding--diluted....  122,176   125,804         122,154  124,991

--------
 * Excludes adjustment for market valuation on available-for-sale securities. ** Restated for three-for-two common stock split in April 1998.

         TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE EARNING ASSETS
            AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                     1998                          1997
                          ----------------------------  ----------------------------
                                  SIX MONTHS                    SIX MONTHS
                                 ENDED JUNE 30                 ENDED JUNE 30
                          ----------------------------  ----------------------------
                            AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                          -----------  -------- ------  -----------  -------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................  $12,250,765  $535,501  8.81%  $12,005,268  $518,281  8.71%
 Available-for-sale
  securities............    2,899,223   103,307  7.19     2,112,154    77,245  7.37
 Held-to-maturity
  securities:
 Taxable................    2,339,091    78,488  6.77     2,400,627    81,236  6.82
 Tax-free...............      108,565     6,284 11.67       162,046     8,920 11.10
                          -----------  --------         -----------  --------
 Total held-to-maturity
  securities............    2,447,656    84,772  6.98     2,562,673    90,156  7.09
                          -----------  --------         -----------  --------
  Total investment
   securities...........    5,346,879   188,079  7.09     4,674,827   167,401  7.22
 Other earning assets...      108,285     3,076  5.73        64,433     1,521  4.76
                          -----------  --------         -----------  --------
 Total earning assets...   17,705,929   726,656  8.28    16,744,528   687,203  8.28
Cash and other assets...    1,650,114                     1,469,926
Allowance for loan
 losses.................     (176,070)                     (179,855)
Market valuation on
 available-for-sale
 securities.............       40,890                        26,987
                          -----------                   -----------
                          $19,220,863                   $18,061,586
                          ===========                   ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $ 3,930,887    68,638  3.52   $ 3,566,617    56,288  3.18
 Savings deposits.......    1,034,660    14,945  2.91     1,061,112    15,075  2.86
 Time deposits..........    4,897,154   136,417  5.62     5,163,416   140,133  5.47
 Certificates of deposit
  of $100,000 or more...    1,003,291    28,294  5.69       846,321    23,652  5.64
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    1,306,164    34,080  5.26     1,504,248    39,327  5.27
 Other interest-bearing
  liabilities...........    3,383,078    95,102  5.67     2,529,978    72,021  5.74
                          -----------  --------         -----------  --------
  Total interest-bearing
   liabilities..........   15,555,234   377,476  4.89    14,671,692   346,496  4.76
                                       -------- -----                -------- -----
INCREMENTAL INTEREST
 SPREAD.................                         3.39%                         3.52%
                                                =====                         =====
Noninterest-bearing
 demand deposits........    1,968,037                     1,788,685
Other liabilities.......      286,805                       220,028
Shareholders' equity....    1,410,787                     1,381,181
                          -----------                   -----------
                          $19,220,863                   $18,061,586
                          ===========                   ===========
NET INTEREST
 INCOME/MARGIN ON A
 TAXABLE EQUIVALENT
 BASIS..................                349,180  3.98%                340,707  4.10%
                                                =====                         =====
Taxable equivalent
 adjustment:
 Loans..................                    824                           931
 Securities.............                  2,067                         2,983
                                       --------                      --------
 Total taxable
  equivalent
  adjustment............                  2,891                         3,914
                                       --------                      --------
  Net interest income...               $346,289                      $336,793
                                       ========                      ========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE EARNING ASSETS AND RATES PAID ON
                     AVERAGE INTEREST-BEARING LIABILITIES

                                              1998                                             1997
                    ------------------------------------------------------------- ----------------------------
                          SECOND QUARTER                   FIRST QUARTER                  FOURTH QUARTER
                    ------------------------------- ----------------------------- -----------------------------
                      AVERAGE    REVENUE/   YIELD/    AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE     RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  --------   ------- ------------ -------- ------- ------------ -------- -------
                                                                (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income..  $12,303,518  $270,372    8.81%  $12,197,427  $265,129  8.82%  $12,168,038  $268,361  8.75%
 Available-for-
 sale securities..    3,101,694    54,860    7.09     2,694,502    48,447  7.29     2,202,087    40,488  7.29
 Held-to-maturity
 securities:
 Taxable..........    2,391,211    39,829    6.68     2,286,392    38,659  6.86     2,151,095    36,486  6.73
 Tax-free.........      102,976     2,712   10.56       114,216     3,572 12.68       123,758     3,376 10.82
                    -----------  --------           ------------ -------- ------ ------------ --------
 Total held-to-
 maturity
 securities.......    2,494,187    42,541    6.84     2,400,608    42,231  7.13     2,274,853    39,862  6.95
                    -----------  --------           ------------ -------- ------- ------------ --------
  Total investment
  securities......    5,595,881    97,401    6.98     5,095,110    90,678  7.22     4,476,940    80,350  7.12
 Other earning
 assets...........      126,453     1,825    5.79        89,915     1,251  5.64        93,150       987  4.20
                    -----------  --------           ------------ -------- ------- ------------ --------
 Total earning
 assets...........   18,025,852   369,598    8.22    17,382,452   357,058  8.33    16,738,128   349,698  8.29
Cash and other
assets............    1,665,235                       1,634,825                     1,541,105
Allowance for loan
losses............     (172,135)                       (180,050)                     (179,095)
Market valuation
on available-for-
sale securities...       37,000                          44,824                        45,118
                    -----------                     ------------                  ------------
                    $19,555,952                     $18,882,051                   $18,145,256
                    ===========                     ============                  ============
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 3,955,644    35,003    3.55   $ 3,905,855    33,635  3.49   $ 3,871,949    32,925  3.37
 Savings
 deposits.........    1,034,423     7,528    2.92     1,034,900     7,417  2.91     1,029,337     7,455  2.87
 Time deposits....    4,848,525    67,964    5.62     4,946,323    68,453  5.61     5,050,259    70,969  5.58
 Certificates of
 deposit of
 $100,000 or
 more.............    1,037,385    14,702    5.68       968,818    13,592  5.69       907,105    12,978  5.68
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,261,245    16,484    5.24     1,351,583    17,596  5.28     1,497,408    20,083  5.32
 Other interest-
 bearing
 liabilities......    3,702,694    51,980    5.63     3,059,910    43,122  5.72     2,284,497    33,784  5.87
                    -----------  --------           ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   15,839,916   193,661    4.90    15,267,389   183,815  4.88    14,640,555   178,194  4.83
                                 --------   -------              -------- -------              -------- ------

INCREMENTAL
INTEREST SPREAD...                           3.32%                         3.45%                         3.46%
Noninterest-                                =======                       =======                       ======
bearing demand
deposits..........    2,000,507                       1,935,206                     1,867,575
Other
liabilities.......      294,212                         279,315                       274,620
Shareholders'
equity............    1,421,317                       1,400,141                     1,362,506
                    -----------                     ------------                  ------------
                    $19,555,952                     $18,882,051                   $18,145,256
                    ===========                     ============                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............                175,937    3.91%                173,243  4.04%                171,504  4.07%
Taxable equivalent                          =======                       =======                       =======
adjustment:
 Loans............                    428                             396                           364
 Securities.......                    887                           1,180                         1,118
                                 --------                        --------                      --------
 Total taxable
 equivalent
 adjustment.......                  1,315                           1,576                         1,482
                                 --------                        --------                      --------
  Net interest
  income..........               $174,622                        $171,667                      $170,022
                                 ========                        ========                      ========

                                               1997
                    ----------------------------------------------------------
                             THIRD QUARTER                SECOND QUARTER
                    ----------------------------- ----------------------------
                     AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                   ------------ -------- ------- ------------ -------- -------

ASSETS
Earning assets:
 Loans net of
 unearned income.. $12,056,663  $267,195  8.79%  $12,085,579  $263,645  8.75%
 Available-for-
 sale securities..   2,026,440    37,867  7.41     2,163,439    39,789  7.38
 Held-to-maturity
 securities:
 Taxable..........   2,272,106    38,416  6.71     2,366,941    40,138  6.80
 Tax-free.........     136,758     3,693 10.71       155,744     4,240 10.92
                   ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......   2,408,864    42,109  6.94     2,522,685    44,378  7.06
                   ------------ --------         ------------ --------
  Total investment
  securities......   4,435,304    79,976  7.15     4,686,124    84,167  7.20
 Other earning
 assets...........      67,961       757  4.42        59,722       709  4.76
                   ------------ --------         ------------ --------
 Total earning
 assets...........  16,559,928   347,928  8.34    16,831,425   348,521  8.31
Cash and other
assets............   1,479,162                     1,475,669
Allowance for loan
losses............    (179,827)                     (179,075)
Market valuation
on available-for-
sale securities...      41,515                        21,917
                   ------------                  ------------
                   $17,900,778                   $18,149,936
                   ============                  ============

LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  3,901,202    34,373  3.50   $ 3,606,363    29,238  3.25
 Savings
 deposits.........  1,029,446     7,398  2.85     1,048,497     7,471  2.86
 Time deposits....  5,060,864    70,736  5.55     5,155,529    70,548  5.49
 Certificates of
 deposit of
 $100,000 or
 more.............    846,684    12,105  5.67       885,565    12,444  5.64
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....  1,408,515    19,050  5.37     1,493,231    20,037  5.38
 Other interest-
 bearing
 liabilities......  2,223,116    33,159  5.92     2,559,769    37,257  5.84
                   ----------- --------         ------------ --------
 Total interest-
 bearing
 liabilities...... 14,469,827   176,821  4.85    14,748,954   176,995  4.81
                               -------- -------              -------- -------
INCREMENTAL
INTEREST SPREAD...                       3.49%                         3.50%
                                        =======                       =======
Noninterest-
bearing demand
deposits..........  1,835,568                     1,805,781
Other
liabilities.......    240,772                       221,575
Shareholders'
equity............  1,354,611                     1,373,626
                  -----------                  ------------
                  $17,900,778                   $18,149,936
                  ===========                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............              171,107  4.10%                171,526  4.09%
                                        =======                       =======
Taxable equivalent
adjustment:
 Loans............                  417                           463
 Securities.......                1,228                         1,437
                               --------                      --------
 Total taxable
 equivalent
 adjustment.......                1,645                         1,900
                               --------                      --------
  Net interest
  income..........             $169,462                      $169,626
                               ========                      ========

----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented.

           TABLE 4--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS

                                                    MATURE DURING
                                                 ----------------------
                                                 1998  1999  2000  2008  TOTAL
                                                 ----  ----  ----  ----  ------
                                                   (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount............................... $295  $650  $100  $175  $1,220
  Receive rate.................................. 6.64% 6.63% 6.66% 6.13%   6.56%
  Pay rate...................................... 5.68% 5.65% 5.65% 5.69%   5.66%

--------
NOTE: Both the timing of the maturities and the variable interest payments and receipts vary as certain interest rates change. The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from June 30, 1998 rates. Accordingly, the information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                                                        NET CHARGE-OFFS
                                 LOANS*          NONPERFORMING LOANS** SIX MONTHS ENDED
                                 JUNE 30                JUNE 30             JUNE 30
                         ----------------------- --------------------- -----------------
                            1998        1997        1998       1997      1998     1997
                         ----------- ----------- ---------- ---------- -------- --------
                                                 (IN THOUSANDS)
Commercial.............. $ 3,710,708 $ 3,788,660 $   18,885 $   16,245 $  4,825 $  1,628
Commercial real estate:
  Commercial real estate
   mortgages............   1,779,213   1,692,761     23,572     19,620       21      281
  Real estate
   construction.........   1,168,734     664,529      1,972      2,098       10       25
                         ----------- ----------- ---------- ---------- -------- --------
    Total commercial
     real estate........   2,947,947   2,357,290     25,544     21,718       31      306
                         ----------- ----------- ---------- ---------- -------- --------
Consumer:
  Residential first
   mortgages............   2,517,951   2,769,810     24,086     23,880      938      836
  Other residential
   mortgages............   1,200,580   1,009,268      5,259      3,805      963      712
  Dealer indirect.......   1,347,032   1,212,045        987      5,078    3,195    6,790
  Revolving credit......     248,534     451,790        -0-        -0-   14,918   16,888
  Other consumer........     463,783     528,777        740      2,318    3,182    8,325
                         ----------- ----------- ---------- ---------- -------- --------
    Total consumer......   5,777,880   5,971,690     31,072     35,081   23,196   33,551
                         ----------- ----------- ---------- ---------- -------- --------
                         $12,436,535 $12,117,640 $   75,501 $   73,044 $ 28,052 $ 35,485
                         =========== =========== ========== ========== ======== ========

--------
 *  Net of unearned income.
**  Exclusive of accruing loans 90 days past due.

                       TABLE 6--ALLOWANCE FOR LOAN LOSSES

                                   1998                          1997
                          ----------------------- -----------------------------------
                          2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER 2ND QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $179,347    $179,197    $179,126    $179,081    $179,049
Loans charged off.......    (19,248)    (20,880)    (22,864)    (24,280)    (24,209)
Recoveries of loans
 previously charged
 off....................      5,446       6,630       7,155       8,223       6,441
                           --------    --------    --------    --------    --------
Net charge-offs.........    (13,802)    (14,250)    (15,709)    (16,057)    (17,768)
Addition to allowance
 charged to expense.....     23,434      14,400      15,780      16,102      17,800
Allowance sold..........    (14,900)        -0-         -0-         -0-         -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $174,079    $179,347    $179,197    $179,126    $179,081
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.40%       1.47%       1.46%       1.48%       1.48%
Allowance for loan
 losses to nonperforming
 loans..................     230.57%     202.06%     251.12%     265.83%     245.17%
Allowance for loan
 losses to nonperforming
 assets.................     206.51%     179.68%     214.81%     224.16%     201.53%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.45%       0.47%       0.51%       0.53%       0.59%

                         TABLE 7--NONPERFORMING ASSETS

                                   1998                       1997
                             -----------------  --------------------------------
                             JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30 JUNE 30
                             -------  --------  ----------- ------------ -------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans...........  $75,501  $88,760     $71,358     $67,384    $73,044
Foreclosed properties......    8,035    9,902      11,433      11,518     13,546
Repossessions..............      761    1,154         632       1,008      2,272
                             -------  -------     -------     -------    -------
 Total nonperforming
  assets*..................  $84,297  $99,816     $83,423     $79,910    $88,862
                             =======  =======     =======     =======    =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions.............     0.68%    0.82%       0.68%       0.66%      0.73%
Accruing loans 90 days past
 due.......................  $25,701  $32,363     $37,797     $33,466    $42,918

--------
* Exclusive of accruing loans 90 days past due.

                        TABLE 8--INVESTMENT SECURITIES

                                        JUNE 30, 1998         JUNE 30, 1997
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY:
  U.S. Treasury and federal agency
   securities...................... $2,189,913 $2,205,037 $2,092,291 $2,088,347
  State, county and municipal
   securities......................    119,667    122,535    150,394    155,506
  Other securities.................    234,806    234,687    232,410    231,376
                                    ---------- ---------- ---------- ----------
                                    $2,544,386 $2,562,259 $2,475,095 $2,475,229
                                    ========== ========== ========== ==========
AVAILABLE-FOR-SALE:
  U.S. Treasury and federal agency
   securities...................... $3,103,633            $2,124,857
  Other securities.................    233,602               139,357
                                    ----------            ----------
                                    $3,337,235            $2,264,214
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 1998 were approximately 3.6 years and 6.90%, respectively. Included in the combined portfolios was $5.0 billion of mortgage-backed securities, $681 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at June 30, 1998 were approximately 3.5 years and 6.90%, respectively. The duration of the combined portfolios which considers the repricing frequency of variable rate securities is approximately 1.9 years.
2. The available-for-sale portfolio included net unrealized gains of $41.2 million and $37.5 million at June 30, 1998 and 1997, respectively.

                  TABLE 9--OTHER INTEREST-BEARING LIABILITIES

                                                                  JUNE 30
                                                            -------------------
                                                              1998      1997
                                                            -------- ----------
                                                              (IN THOUSANDS)
OTHER BORROWED FUNDS:
  Treasury, tax and loan notes............................. $775,000 $1,030,060
  Short-term Federal Home Loan Bank advances...............      -0-    385,000
  Short-term bank notes....................................  175,000    275,000
  Other short-term debt....................................   38,472     46,881
                                                            -------- ----------
    Total other borrowed funds............................. $988,472 $1,736,941
                                                            ======== ==========
OTHER LONG-TERM DEBT:
  6.75% Subordinated Debentures Due 2025................... $149,871 $  149,854
  6.45% Subordinated Notes Due 2018........................  304,798        -0-
  7.75% Subordinated Notes Due 2004........................  149,458    149,366
  Subordinated Capital Notes Due 1999......................   99,892     99,763
  Long-term notes payable..................................   35,880     37,987
                                                            -------- ----------
    Total other long-term debt............................. $739,899 $  436,970
                                                            ======== ==========

                      TABLE 10--CAPITAL AMOUNTS AND RATIOS

                                                          JUNE 30
                                             ----------------------------------
                                                   1998              1997
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
  AmSouth................................... $1,151,949  6.83% $1,099,127  7.58%
  AmSouth Bank..............................  1,496,248  9.02   1,465,632 10.12
TOTAL CAPITAL:
  AmSouth................................... $1,902,003 11.27% $1,597,381 11.02%
  AmSouth Bank..............................  1,970,327 11.88   1,644,713 11.35
LEVERAGE:
  AmSouth................................... $1,151,949  5.96% $1,099,127  6.14%
  AmSouth Bank..............................  1,496,248  7.74   1,465,632  8.20

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, loan servicing, deposit taking, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama State courts have made large punitive damage awards in such cases. Legislation that would limit these lawsuits has been proposed from time to time in the Alabama legislature but has not been enacted into law. AmSouth cannot predict whether any such legislation will be enacted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The regular Annual Meeting of Shareholders of AmSouth was held on April 16, 1998, at which meeting the shareholders elected four nominees as directors. The following is a tabulation of the voting on this matter.

                             ELECTION OF DIRECTORS

                                                    VOTES                BROKER
NAMES                                   VOTES FOR  WITHHELD ABSTENTIONS NONVOTES
-----                                   ---------- -------- ----------- --------
Rodney C. Gilbert...................... 67,135,323 397,517      N/A         0
Victoria Jackson....................... 67,118,194 414,647      N/A         0
Claude B. Nielsen...................... 67,161,426 371,415      N/A         0
Benjamin F. Payton..................... 67,103,542 429,298      N/A         0

ITEM 5. OTHER INFORMATION

  Shareholder proposals submitted to AmSouth in compliance with SEC Rule 14a-8 with respect to AmSouth's 1999 Annual Meeting of Shareholders (which concerns shareholder proposals that are requested to be included in a company's proxy statement) must be received at AmSouth's executive offices on or before November 15, 1998. Pursuant to SEC Rules 14a-4 and 14a-5 (which, among other things, concern the exercise of discretionary voting authority with respect to shareholder proposals other than proposals that have been requested to be included in a company's proxy statement) shareholders are advised that under the advance notice provisions of AmSouth's bylaws a shareholder proposal with respect to AmSouth's 1999 Annual Meeting of Shareholders will be considered untimely if provided to AmSouth after February 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A)--EXHIBITS

  The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B)--REPORTS ON FORM 8-K

  No report on Form 8-K was filed by AmSouth during the period April 1, 1998 to June 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1998

                                                     /s/ C. Dowd Ritter
                                          By: _________________________________
                                                      C. Dowd Ritter
                                             Chairman of the Board, President
                                                and Chief Executive Officer

                                                 /s/ Robert R. Windelspecht
August 14, 1998                           By: _________________________________
                                                  Robert R. Windelspecht
                                               Executive Vice President and
                                                        Controller

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

      3-a Restated Certificate of Incorporation of AmSouth Bancorporation(1)
      3-b By-Laws of AmSouth Bancorporation(2)
      11  Statement Re: Computation of Earnings per Share
      15  Letter Re: Unaudited Interim Financial Information
      27  Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference.

(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.