Form 10-Q
period 1998-09-30
AMSOUTH BANCORPORATION
filed 1998-11-16
CIK 3133

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 1-7476

                            AMSOUTH BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                              63-0591257
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
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

  As of November 10, 1998 AmSouth Bancorporation had 118,899,276 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
    Consolidated Statement of Condition--September 30, 1998, December 31,
     1997, and September 30, 1997.........................................   3
    Consolidated Statement of Earnings--Nine months and three months ended
     September 30, 1998 and 1997..........................................   4
    Consolidated Statement of Shareholders' Equity--Nine months ended
     September 30, 1998...................................................   5
    Consolidated Statement of Cash Flows--Nine months ended September 30,
     1998 and 1997........................................................   6
    Notes to Consolidated Financial Statements............................   7
    Independent Accountants' Review Report................................   9
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
Part II. Other Information
    Item 1. Legal Proceedings.............................................  22
    Item 5. Other Information.............................................  22
    Item 6. Exhibits and Reports on Form 8-K..............................  22
Signatures................................................................  23
Exhibit Index.............................................................  24

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

                                     PART I
                             FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION
                                  (UNAUDITED)

                                          SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                              1998         1997          1997
                                          ------------  -----------  ------------
                                                     (IN THOUSANDS)
ASSETS
Cash and due from banks.................  $   532,758   $   658,500  $   579,032
Federal funds sold and securities pur-
 chased under agreements to resell......          500        19,000        2,775
Trading securities......................        2,689         1,406        2,847
Available-for-sale securities...........    3,281,129     2,507,690    2,138,796
Held-to-maturity securities (market
 value of $2,328,440, $2,287,004 and
 $2,354,150, respectively)..............    2,297,091     2,272,154    2,341,661
Mortgage loans held for sale............       81,483        80,820       59,947
Other interest earning assets...........       21,988           -0-          -0-
Loans...................................   12,622,913    12,342,825   12,205,892
Less:Allowance for loan losses..........      175,046       179,197      179,126
Unearned income.........................       95,745       105,157       98,619
                                          -----------   -----------  -----------
   Net loans............................   12,352,122    12,058,471   11,928,147
Premises and equipment, net.............      324,903       314,200      314,893
Customers' acceptance liability.........        1,047        10,926        8,154
Accrued interest receivable and other
 assets.................................      797,633       699,089      681,946
                                          -----------   -----------  -----------
                                          $19,693,343   $18,622,256  $18,058,198
                                          ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabili-
 ties:
 Deposits:
 Noninterest-bearing demand.............  $ 2,040,880   $ 2,062,906  $ 1,930,694
 Interest-bearing demand................    4,185,796     3,960,968    3,817,238
 Savings................................      990,272     1,027,557    1,027,709
 Time...................................    4,700,940     5,000,535    4,950,091
 Certificates of deposit of $100,000 or
  more..................................    1,099,279       893,231      886,901
                                          -----------   -----------  -----------
  Total deposits........................   13,017,167    12,945,197   12,612,633
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,283,025     1,435,925      884,834
 Other borrowed funds...................      312,156       985,918    1,334,041
 Long-term Federal Home Loan Bank ad-
  vances................................    2,515,118     1,198,146    1,022,974
 Other long-term debt...................      739,803       435,078      437,029
                                          -----------   -----------  -----------
  Total deposits and interest-bearing
   liabilities..........................   17,867,269    17,000,264   16,291,511
Acceptances outstanding.................        1,047        10,926        8,154
Accrued expenses and other liabilities..      387,070       225,821      395,064
                                          -----------   -----------  -----------
  Total liabilities.....................   18,255,386    17,237,011   16,694,729
                                          -----------   -----------  -----------
Shareholders' equity:
 Preferred stock -- no par value:
 Authorized -- 2,000,000 shares; Issued
  and outstanding -- none...............          -0-           -0-          -0-
 Common stock -- par value $1 a share:
 Authorized -- 200,000,000 shares; Is-
  sued -- 135,090,051, 135,031,989 and
  135,031,989 shares, respectively......      135,090       135,032      135,032
 Capital surplus........................      515,969       517,464      517,560
 Retained earnings......................    1,096,249       983,371      949,344
 Cost of common stock in treasury--
  15,849,495, 14,227,007 and 13,972,716
  shares, respectively..................     (333,797)     (268,019)    (257,835)
 Deferred compensation on restricted
  stock.................................       (9,054)       (9,196)      (9,637)
 Accumulated other comprehensive in-
  come..................................       33,500        26,593       29,005
                                          -----------   -----------  -----------
  Total shareholders' equity............    1,437,957     1,385,245    1,363,469
                                          -----------   -----------  -----------
                                          $19,693,343   $18,622,256  $18,058,198
                                          ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                             NINE MONTHS         THREE MONTHS
                                          ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                         --------------------- ------------------
                                            1998       1997      1998     1997
                                         ---------- ---------- -------- --------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE FROM INTEREST-EARNING ASSETS
Loans..................................  $  810,060 $  784,128 $275,383 $266,778
Available-for-sale securities..........     160,265    115,112   56,958   37,867
Held-to-maturity securities............     121,763    128,054   39,058   40,881
Trading securities.....................          85         65       37       12
Mortgage loans held for sale...........       3,435      1,504      932      519
Federal funds sold and securities pur-
 chased under agreements to resell.....         690        709      286      226
Other interest-earning assets..........         336        -0-      215      -0-
                                         ---------- ---------- -------- --------
  Total revenue from interest-earning
   assets..............................   1,096,634  1,029,572  372,869  346,283
                                         ---------- ---------- -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits.......     106,562     90,661   37,924   34,373
Savings deposits.......................      22,288     22,473    7,343    7,398
Time deposits..........................     204,286    210,869   67,869   70,736
Certificates of deposit of $100,000 or
 more..................................      44,263     35,757   15,969   12,105
Federal funds purchased and securities
 sold under agreements to repurchase...      54,128     58,377   20,048   19,050
Other borrowed funds...................      23,468     42,868    5,109   11,860
Long-term Federal Home Loan Bank ad-
 vances................................      85,842     38,218   32,450   13,091
Other long-term debt...................      35,994     24,094   12,643    8,208
                                         ---------- ---------- -------- --------
  Total interest expense...............     576,831    523,317  199,355  176,821
                                         ---------- ---------- -------- --------
NET INTEREST INCOME....................     519,803    506,255  173,514  169,462
Provision for loan losses..............      45,834     51,619    8,000   16,102
                                         ---------- ---------- -------- --------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...........................     473,969    454,636  165,514  153,360
                                         ---------- ---------- -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts....      78,236     73,313   26,289   24,564
Trust income...........................      50,846     45,531   15,714   15,552
Consumer investment services income....      23,148     17,550    7,862    6,281
Bank owned life insurance policies.....      13,874      7,016    3,952    2,614
Net gain on sale of businesses.........      27,974        -0-      -0-      -0-
Other noninterest revenues.............      67,296     51,645   23,380   16,538
                                         ---------- ---------- -------- --------
  Total noninterest revenues...........     261,374    195,055   77,197   65,549
                                         ---------- ---------- -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits.........     215,441    185,017   70,810   62,481
Net occupancy expense..................      42,524     41,714   14,438   13,909
Equipment expense......................      46,958     41,883   14,892   14,171
Marketing expense......................      15,306     13,600    5,270    4,424
Postage and office supplies............      18,017     16,863    6,056    5,864
Communications expense.................      17,250     15,269    5,771    5,279
Amortization expense...................      12,888     13,889    4,166    4,672
Other noninterest expenses.............      66,060     62,856   17,913   20,287
                                         ---------- ---------- -------- --------
  Total noninterest expenses...........     434,444    391,091  139,316  131,087
                                         ---------- ---------- -------- --------
INCOME BEFORE INCOME TAXES.............     300,899    258,600  103,395   87,822
Income taxes...........................     106,562     91,325   36,551   31,020
                                         ---------- ---------- -------- --------
  NET INCOME...........................  $  194,337 $  167,275 $ 66,844 $ 56,802
                                         ========== ========== ======== ========
Average common shares outstanding......     119,821    123,798  119,136  121,724
Earnings per common share..............  $     1.62 $     1.35 $    .56 $    .47
Diluted average common shares outstand-
 ing...................................     121,765    124,805  120,955  122,839
Diluted earnings per common share......  $     1.60 $     1.34 $    .55 $    .46

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER
                           COMMON   CAPITAL    RETAINED   TREASURY     DEFERRED   COMPREHENSIVE
                           STOCK    SURPLUS    EARNINGS     STOCK    COMPENSATION    INCOME       TOTAL
                          --------  --------  ----------  ---------  ------------ ------------- ----------
                                                         (IN THOUSANDS)
BALANCE AT JANUARY 1,
 1998...................  $ 90,021  $562,475  $  983,371  $(268,019)   $(9,196)      $26,593    $1,385,245
Adjustment for the
 effect of 3-for-2
 common stock split.....    45,011   (45,011)        -0-        -0-        -0-           -0-           -0-
                          --------  --------  ----------  ---------    -------       -------    ----------
BALANCE AT JANUARY 1,
 1998 RESTATED..........   135,032   517,464     983,371   (268,019)    (9,196)       26,593     1,385,245
                          --------  --------  ----------  ---------    -------       -------    ----------
Comprehensive income:
 Net income.............       -0-       -0-     194,337        -0-        -0-           -0-       194,337
 Other comprehensive in-
  come, net of tax:
  Unrealized gains on
   available-for-sale
   securities, net of
   reclassification
   adjustment...........       -0-       -0-         -0-        -0-        -0-         6,907         6,907
                                                                                                ----------
 Other comprehensive in-
  come..................                                                                             6,907
                                                                                                ----------
Comprehensive income....                                                                           201,244
Cash dividends declared
 ($.60 per common
 share).................       -0-       -0-     (72,061)       -0-        -0-           -0-       (72,061)
Common stock transac-
 tions:
 Special rights and war-
  rants.................       -0-      (355)        -0-        -0-        -0-           -0-          (355)
 Purchase of common
  stock.................       140      (202)       (143)   (97,934)       -0-           -0-       (98,139)
 Employee stock plans...       (82)   (1,498)     (9,189)    28,707        142           -0-        18,080
 Dividend reinvestment..       -0-       560         (66)     3,449        -0-           -0-         3,943
                          --------  --------  ----------  ---------    -------       -------    ----------
BALANCE AT SEPTEMBER 30,
 1998...................  $135,090  $515,969  $1,096,249  $(333,797)   $(9,054)      $33,500    $1,437,957
                          ========  ========  ==========  =========    =======       =======    ==========
Disclosure of reclassi-
 fication amount:
Unrealized holding gains
 on available-for-sale
 securities arising
 during the period......                                                             $10,389
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                               3,482
                                                                                     -------
Net unrealized gains on
 available-for-sale
 securities, net of
 tax....................                                                             $ 6,907
                                                                                     =======

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                        ----------------------
                                                           1998        1997
                                                        -----------  ---------
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................  $   194,337  $ 167,275
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses............................       45,834     51,619
 Depreciation and amortization of premises and equip-
  ment................................................       28,639     25,400
 Amortization of premiums and discounts on held-to-ma-
  turity securities and
  available-for-sale securities.......................       (2,113)    (1,747)
 Net (increase) decrease in mortgage loans held for
  sale................................................         (663)       635
 Net (increase) decrease in trading securities........       (1,283)     1,032
 Net gains on sales of available-for-sale securities..       (5,218)    (6,136)
 Net increase in accrued interest receivable and other
  assets..............................................     (106,172)  (146,319)
 Net increase in accrued expenses and other liabili-
  ties................................................       69,600      7,688
 Provision for deferred income taxes..................       27,683     33,770
 Amortization of intangible assets....................       12,342     12,417
 Other................................................        6,780      7,181
                                                        -----------  ---------
  Net cash provided by operating activities...........      269,766    152,815
                                                        -----------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities..................................      535,321    243,463
Proceeds from sales of available-for-sale securities..      630,135    911,627
Purchases of available-for-sale securities............   (1,838,659)  (667,373)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities..........................      885,245    375,277
Purchases of held-to-maturity securities..............     (880,140)   (43,063)
Net decrease in federal funds sold and securities pur-
 chased under agreements to resell....................       18,500     12,225
Net increase in other earning assets..................      (21,988)       -0-
Net increase in loans.................................     (401,353)  (299,131)
Net purchases of premises and equipment...............      (39,342)   (38,701)
                                                        -----------  ---------
  Net cash (used) provided by investing activities....   (1,112,281)   494,324
                                                        -----------  ---------
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts..      165,517    155,556
Net decrease in time deposits.........................      (93,346)   (10,108)
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase..................     (152,900)  (987,452)
Net (decrease) increase in other borrowed funds.......     (673,762)   283,658
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt.............................    1,878,973    940,000
Payments for maturing long-term debt..................     (256,942)  (890,753)
Cash dividends paid...................................      (72,061)   (69,365)
Cash payment for special rights and warrants on
 stock................................................         (355)       -0-
Proceeds from employee stock plans and dividend rein-
 vestment plan........................................       19,788     17,490
Purchase of common stock..............................      (98,139)  (155,627)
                                                        -----------  ---------
  Net cash provided (used) by financing activities....      716,773   (716,601)
                                                        -----------  ---------
Decrease in cash and cash equivalents.................     (125,742)   (69,462)
Cash and cash equivalents at beginning of period......      658,500    648,494
                                                        -----------  ---------
Cash and cash equivalents at end of period............  $   532,758  $ 579,032
                                                        ===========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for previous periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. These disclosure requirements will have no material impact on AmSouth's financial condition or results of operations.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," (Statement
133), was issued by the Financial Accounting Standards Board. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 is effective for fiscal years beginning after June 15, 1999. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations has not been determined at this time.

  Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                            THREE MONTHS     NINE MONTHS ENDED
                                         ENDED SEPTEMBER 30    SEPTEMBER 30
                                         ------------------- -----------------
                                           1998      1997      1998     1997
                                         --------- --------- -------- --------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Earnings per common share computation:
 Numerator:
  Net income............................ $  66,844 $  56,802 $194,337 $167,275
 Denominator:
  Average common shares outstanding.....   119,136   121,724  119,821  123,798
Earnings per common share............... $     .56 $     .47 $   1.62 $   1.35
Diluted earnings per common share
 computation:
 Numerator:
  Net income............................ $  66,844 $  56,802 $194,337 $167,275
 Denominator:
  Average common shares outstanding.....   119,136   121,724  119,821  123,798
  Dilutive shares contingently issua-
   ble..................................     1,819     1,115    1,944    1,007
                                         --------- --------- -------- --------
   Average diluted common shares out-
    standing............................   120,955   122,839  121,765  124,805
Diluted earnings per common share....... $     .55 $     .46 $   1.60 $   1.34

  Cash Flows--For the nine months ended September 30, 1998 and 1997, AmSouth paid interest of $557,583,000 and $516,113,000, respectively, and income taxes of $58,408,000 and $48,770,000, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1998 and 1997 were $8,523,000 and $13,066,000, respectively, and noncash transfers from foreclosed properties to loans were $364,000 and $2,290,000, respectively. For the nine months ended September 30, 1998, noncash transfers from loans to available-for-sale securities of approximately $49,183,000 were made in connection with mortgage loan securitizations.

  Shareholders' Equity--On March 20, 1997, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 9,000,000 shares of its common stock for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. AmSouth purchased 3,841,000 shares at a cost of $108,599,000 during 1997 and 2,551,000 shares at a cost of $98,139,000 during the first nine months of 1998 under this authorization. At September 30, 1998, approximately 2,608,000 shares remained authorized for purchase.

  On March 19, 1998, AmSouth's Board of Directors approved a three-for-two common stock split in the form of a 50 percent common stock dividend. The stock dividend was paid April 30 to shareholders of record as of April 3.

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, the consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997 and the consolidated statement of shareholders' equity for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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

November 10, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AmSouth reported net income of $194.3 million for the nine months ended September 30, 1998, a 16.2% increase over net income of $167.3 million for the same period of 1997. Diluted earnings per common share were $1.60 and $1.34 for the nine month periods ended September 30, 1998 and 1997, respectively. Year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.34% and an annualized return on average equity (ROE) of 18.37% for 1998 compared to 1.24% and 16.30%, respectively, for the first nine months of 1997. AmSouth's 1998 year-to-date operating efficiency ratio improved to 55.31% compared to 55.33% for the prior year.

  Net income for the third quarter of 1998 was $66.8 million compared to $56.8 million for the same period of 1997. Diluted earnings per common share were $.55 and $.46, respectively. ROA and ROE for the third quarter of 1998 were 1.34% and 18.65%, respectively, compared to 1.26% and 16.64%, respectively, for the third quarter of 1997.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1998 was $524.1 million, a 2.4% increase over the same period of 1997. Interest income earned on total interest-earning assets increased $65.8 million and was partially offset by a $53.5 million increase in interest paid on total interest-bearing liabilities. Average investment securities increased $838.9 million, compared to the prior year, contributing $37.6 million to the growth in interest income. A $347.7 million increase in average loans net of unearned income resulted in a $25.9 million increase in interest income. Managed loans, which includes loans sold to conduits, increased $874.0 million to $13.0 billion compared to the same period of 1997. Interest paid on other interest-bearing liabilities increased $40.1 million, primarily due to a $1.2 billion increase in average long-term Federal Home Loan Bank advances and the issuance of $304.6 million in 6.45% long-term subordinated debt during the first quarter of 1998. These changes combined with increased rates paid on interest-bearing deposits resulted in a 19 basis point decrease in both the net interest margin and the net interest spread compared to the first nine months of the prior year.

  Net interest income on a fully taxable equivalent basis for the three months ended September 30, 1998 was $175.0 million, a 2.3% increase over the same period of 1997. The net interest margin decreased 31 basis points and the net interest spread decreased 29 basis points compared to the prior year. The reasons for the decreases were primarily the same as those discussed in the year-to-date analysis. In addition, the net interest margin and incremental interest spread for the quarter were impacted by a decrease in loans net of unearned income resulting from the sale of approximately $170.0 million of credit card loans during the second quarter of 1998.

Asset/Liability Management

  AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income performance under varying interest rate environments and in compliance with specific liquidity and interest rate risk guidelines.

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

  Based on the results of the simulation model as of September 30, 1998, AmSouth would expect decreases in NII of $.2 million and $4.2 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the company's policy guidelines.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1998, AmSouth has entered into additional interest rate swaps in the notional amount of $419.0 million. There have been no maturities of interest rate swaps in 1998. Interest rate swaps in the notional amount of $50.0 million were terminated during the third quarter of 1998. Additionally, interest rate swaps in the notional amount of $225.0 million were called during the first nine months of 1998. At September 30, 1998, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $1.0 billion. The swaps added in 1998 as hedges were designated to certain commercial loans, available-for-sale securities and bank debt. At September 30, 1998, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

  Table 6 presents a five-quarter analysis of the allowance for loan losses. At September 30, 1998, the allowance for loan losses was $175.0 million, or 1.40% of loans net of unearned income, compared to $179.1 million, or 1.48%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 265.83% at September 30, 1997 to 236.10% for the same period in 1998. Over the same period, the level of nonperforming loans increased $6.8 million.

  Net charge-offs for the quarter ended September 30, 1998 were $7.0 million, a decrease of $9.0 million or 56.2% from $16.1 million a year earlier. For the nine months ended September 30, 1998, net charge-offs were $35.1 million, a decrease of $16.4 million, or 31.8%, from $51.5 million for the same period of 1997. Annualized net charge-offs to average loans net of unearned income were
 .22% and .38%, respectively, for the three months and nine months ended September 30, 1998 compared to .53% and .57%, respectively, for the same periods of the prior year. Decreases in net charge-offs occurred primarily in the consumer loan portfolio. Consumer annualized net charge-offs fell to .43% and .67% of average consumer loans for the three months and nine months ended September 30, 1998, respectively, compared to .94% and 1.06% for the prior year. The decrease occurred in all categories of consumer loans with the largest in revolving credit loans. The decline in revolving credit net charge-offs is the result of the sale of approximately $170.0 million of credit card loans in the second quarter of 1998. Net charge-offs of impaired loans for the three months and nine months ended September 30, 1998 totaled $611 thousand and $5.5 million, respectively, compared to $1.9 million and $3.8 million for the same periods in 1997. The provision for loan losses for the three months and nine months ended September 30, 1998 was $8.0 million and $45.8 million, respectively, compared to $16.1 million and $51.6 million, respectively, for year-earlier periods.

  Table 7 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 1998, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions, increased one basis point to .67% compared to September 30, 1997. The level of nonperforming assets increased $4.4 million during the same period.

  Included in nonperforming assets at September 30, 1998 and 1997 was $42.2 million and $37.5 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At September 30, 1998 and 1997, there was $4.8 million and $8.4 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 1998 and 1997 was $44.4 million and $40.3 million, respectively, and $48.1 million and $41.8 million, respectively, for the nine months ended September 30, 1998 and 1997. AmSouth recorded no material interest income on its impaired loans during the three months and nine months ended September 30, 1998.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $261.4 million at September 30, 1998 compared to $195.1 million for the prior year. Included in noninterest revenues was a $28.0 million net gain from the sale of AmSouth's bond administration and stock transfer businesses and the sale of certain credit card assets during the second quarter of 1998. Excluding this gain, year-to-date noninterest revenues rose $38.3 million or 19.7% compared to the same period a year earlier. Growth occurred in all major categories, including trust income, consumer investment services income, service charges on deposit accounts, and income from bank owned life insurance. Trust income increased $5.3 million primarily due to new employee benefit plan administration and personal trust accounts, fee increases and strength in financial markets during the first half of 1998. Consumer investment services income increased $5.6 million primarily as a result of a higher sales volume of mutual funds and annuity products. Bank owned life insurance revenue increased $6.9 million due primarily to an increase in policies outstanding. Other noninterest revenues increased $15.7 million primarily due to an increase in mortgage income.

  Noninterest revenues for the third quarter of 1998 were $77.2 million, a 17.8% increase over the same period of the prior year. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses increased 11.1% to $434.4 million at September 30, 1998 compared to $391.1 million for the prior year. Salaries and employee benefits increased $30.4 million when compared to the same period a year ago. The increase is primarily due to merit increases, bonuses, incentives and additions to staff for new initiatives. Equipment expense increased $5.1 million primarily reflecting the costs of investments in technology for the consumer and commercial lines of business and costs associated with Year 2000 system compliance. Communications expense increased $2.0 million primarily due to increasing expenses associated with a wide area network to support the technology for the consumer and commercial lines of business. Other noninterest expenses increased $3.2 million due primarily to contributions to AmSouth's charitable foundation and operating costs associated with new revenue initiatives.

  Noninterest expenses for the third quarter were $139.3 million compared to $131.1 million for the same period of the prior year. Changes were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

  At September 30, 1998, shareholders' equity totaled $1.4 billion or 7.30% of total assets. Since December 31, 1997, shareholders' equity has increased $52.7 million as the increase from net income of $194.3 million was partially offset by dividends of $72.1 million and the purchase of 2,551,000 shares of AmSouth common stock for $98.1 million.

  Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 1998 and 1997. At September 30, 1998, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the bank was well capitalized at September 30, 1998.

Year 2000

  The following information which appears in this section constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act.

  The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of AmSouth's computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999. This could result in a system failure, miscalculation or other computer errors causing disruptions of operations. AmSouth believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that it is unlikely that Year 2000 issues will cause any significant problems with customer service or otherwise have a material adverse impact on AmSouth's operations or financial performance.

  A Year 2000 project team, consisting of professionals from all areas of AmSouth, was created last year to plan and oversee AmSouth's Year 2000 efforts. A plan was developed which involves the following five phases: awareness, assessment, remediation, testing and implementation. The plan also involves communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, AmSouth has fully completed its assessment phase of all systems that could be affected by the Year 2000. As part of the assessment phase, systems which have the greatest impact on the operations of AmSouth were designated as mission critical systems.

  The remediation and testing phases for all internal mission critical systems is nearing completion. As of October 31, 1998, modifications of 100% of these systems have been completed. Once systems are modified, AmSouth conducts unit testing, integrated testing, and then completes implementation. These phases may run concurrently for different systems. To date, AmSouth has completed the testing of 95% of internal mission critical systems and has implemented 74% of its remediated mission critical systems. AmSouth expects all testing of internal mission critical systems to be completed prior to December 31, 1998. While implementation of these systems is required to be completed no later than June 30, 1999, AmSouth expects to have virtually all of its internal mission critical systems fully implemented by December 31, 1998, fully six months ahead of regulatory guidelines. Even after testing and implementation, AmSouth will continue testing throughout 1999 to reaffirm the Year 2000 compliance of mission critical systems.

  A small number of mission critical systems are provided by third parties on a service bureau basis, such as credit card processing and services supporting securities brokerage businesses. All such third party providers of mission critical services have certified their Year 2000 readiness and are all on schedule to complete their testing by March 31, 1999, as required by federal banking regulations. AmSouth expects all third party mission critical systems to be fully implemented by June 30, 1999.

  While AmSouth's greatest focus and efforts to date have been on preparing mission critical systems for the Year 2000, 82% of non-critical systems have been remediated, tested and implemented as of October 31, 1998. Eleven percent of non-critical systems have been remediated and are in the process of testing or implementation, and 7% of non-critical systems are awaiting remediation. Non-critical systems are expected to be Year 2000 compliant and in production either prior to or during 1999.

  In addition, AmSouth is in the process of determining the Year 2000 readiness of its significant customers, suppliers and counterparties. In December 1997, AmSouth began researching the issue of Year 2000 and the possible impact on its loan customers' liquidity and their ability to repay their loans. Earlier this year, AmSouth established an education and assessment program for all of its commercial loan customers with credit exposure of $100,000 or more. Meetings were held with these customers to assess their understanding, progress and estimated costs associated with preparing their systems to operate in the Year 2000. AmSouth plans to continue to assess and evaluate the impact of Year 2000 in its credit analysis of current and future loan customers throughout 1999 and into 2000.

  AmSouth has also used a survey process to review its exposure with respect to counterparties to various transactions. In domestic securities transactions, AmSouth only enters into transactions with recognized dealers that are monitored by U.S. regulators. AmSouth plans to suspend trading with any domestic dealers who cannot demonstrate their Year 2000 compliance by the fourth quarter of 1999. Annual lines with international securities dealers will be reviewed by the end of 1998.

  AmSouth has contacted all of its essential suppliers regarding their Year 2000 compliance and has completed an analysis of the possible impact of noncompliance on their ability to fulfill their commitments to AmSouth. To date, AmSouth is not aware of any external supplier with a Year 2000 issue that would materially impact AmSouth's results of operations, liquidity, or capital resources.

  The potential impact of the Year 2000 issue on AmSouth's responsibilities when it acts in a fiduciary capacity is also being considered. Assets will be reviewed with the degree of emphasis varying based on the risk profile of the asset. This will be combined with a review of accounts above a predetermined dollar amount. Consideration of Year 2000 issues will be a part of ongoing activities, including investment selection and acceptance of new accounts.

  In recent years, AmSouth has invested heavily in new technology to improve service and competitiveness. In addition, AmSouth utilizes common operating systems company-wide. As a result, AmSouth estimates that the total incremental cost of Year 2000 compliance, which excludes the cost to upgrade and replace systems in the ordinary course of business, will not exceed $10.0 million and will not be material to AmSouth's financial performance.

  As noted above, AmSouth believes that it has an effective program in place to resolve the Year 2000 issue. However, if appropriate modifications and conversions are not completed in a timely manner for some unexpected reason, the Year 2000 issue could impact AmSouth's operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially impact AmSouth. There can also be no guarantee that the systems of other companies on which AmSouth's systems rely will be converted in a timely manner and not have any adverse impact on AmSouth's systems. Accordingly, AmSouth is assessing the extent to which its operations are vulnerable to other companies' systems and is developing contingency plans to minimize the impact on AmSouth's operations if these organizations fail to remediate their systems properly. For more information regarding the uncertainties in estimating the cost and timing of Year 2000 compliance, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of AmSouth's Report on Form 10-K for the year ended December 31, 1997.

                           TABLE 1--FINANCIAL SUMMARY

                                                       SEPTEMBER 30
                                                  -----------------------   %
                                                     1998        1997     CHANGE
                                                  ----------- ----------- ------
                                                      (IN THOUSANDS)
BALANCE SHEET SUMMARY
End-of-period balances:
 Loans net of unearned income.................... $12,527,168 $12,107,273   3.5%
 Total investment securities*....................   5,524,204   4,433,809  24.6
 Total assets....................................  19,693,343  18,058,198   9.1
 Total deposits..................................  13,017,167  12,612,633   3.2
 Shareholders' equity............................   1,437,957   1,363,469   5.5
Year-to-date average balances:
 Loans net of unearned income.................... $12,370,269 $12,022,588   2.9%
 Total investment securities*....................   5,436,287   4,594,108  18.3
 Total assets....................................  19,432,513  18,007,394   7.9
 Total deposits..................................  12,890,941  12,509,595   3.0
 Shareholders' equity............................   1,414,533   1,372,227   3.1

                             NINE MONTHS                 THREE MONTHS
                         ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                         --------------------    %    --------------------    %
                           1998       1997     CHANGE   1998       1997     CHANGE
                         ---------  ---------  ------ ---------  ---------  ------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
 Net income............. $ 194,337  $ 167,275   16.2% $  66,844  $  56,802   17.7%
 Per common share **....      1.62       1.35   20.0       0.56       0.47   19.1
 Per common share--
  diluted **............      1.60       1.34   19.4       0.55       0.46   19.6
SELECTED RATIOS
 Return on average
  assets (annualized)...      1.34%      1.24%             1.34%      1.26%
 Return on average
  equity (annualized)...     18.37      16.30             18.65      16.64
 Average equity to
  assets................      7.28       7.62              7.16       7.57
 End of period equity to
  assets................      7.30       7.55              7.30       7.55
 End of period tangible
  equity to assets......      6.16       6.22              6.16       6.22
 Allowance for loan
  losses to loans net of
  unearned income.......      1.40       1.48              1.40       1.48
 Efficiency ratio.......     55.31      55.33             55.25      55.39
COMMON STOCK DATA **
 Cash dividends
  declared.............. $    0.60  $    0.56         $    0.20  $    0.19
 Book value at end of
  period................     12.06      11.26             12.06      11.26
 Market value at end of
  period................     34.13      32.30             34.13      32.30
 Average common shares
  outstanding...........   119,821    123,798           119,136    121,724
 Average common shares
  outstanding--diluted..   121,765    124,805           120,955    122,839

--------
* Excludes adjustment for market valuation on available-for-sale securities. ** Restated for three-for-two common stock split in April 1998.

     TABLE 2--YEAR-TO-DATE YIELDS EARNED ON AVERAGE INTEREST-EARNING ASSETS
             AND RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                     1998                           1997
                         -----------------------------  -----------------------------
                                 NINE MONTHS                    NINE MONTHS
                              ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                         -----------------------------  -----------------------------
                           AVERAGE    REVENUE/  YIELD/    AVERAGE    REVENUE/  YIELD/
                           BALANCE     EXPENSE   RATE     BALANCE     EXPENSE   RATE
                         -----------  --------- ------  -----------  --------- ------
                              (TAXABLE EQUIVALENT BASIS-DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of unearned
  income................ $12,370,269  $ 811,406  8.77%  $12,022,588  $ 785,476  8.74%
 Available-for-sale
  securities............   3,024,666    160,265  7.08     2,083,268    115,112  7.39
 Held-to-maturity
  securities:
 Taxable................   2,298,117    115,642  6.73     2,357,316    119,652  6.79
 Tax-free...............     110,267      9,118 11.06       153,524     12,613 10.98
                         -----------  ---------         -----------  ---------
 Total held-to-maturity
  securities............   2,408,384    124,760  6.93     2,510,840    132,265  7.04
                         -----------  ---------         -----------  ---------
  Total investment
   securities...........   5,433,050    285,025  7.01     4,594,108    247,377  7.20
 Other interest-earning
  assets................     113,045      4,546  5.38        65,622      2,278  4.64
                         -----------  ---------         -----------  ---------
 Total interest-earning
  assets................  17,916,364  1,100,977  8.22    16,682,318  1,035,131  8.30
Cash and other assets...   1,651,194                      1,473,038
Allowance for loan
 losses.................    (175,764)                      (179,845)
Market valuation on
 available-for-sale
 securities.............      40,719                         31,883
                         -----------                    -----------
                         $19,432,513                    $18,007,394
                         ===========                    ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.............. $ 3,998,916    106,562  3.56   $ 3,679,371     90,661  3.29
 Savings deposits.......   1,023,954     22,288  2.91     1,050,441     22,473  2.86
 Time deposits..........   4,860,101    204,286  5.62     5,128,856    210,869  5.50
 Certificates of deposit
  of $100,000 or more ..   1,039,599     44,263  5.69       846,443     35,757  5.65
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase ...........   1,378,322     54,128  5.25     1,471,987     58,377  5.30
 Other interest-bearing
  liabilities...........   3,448,590    145,304  5.63     2,426,567    105,180  5.80
                         -----------  ---------         -----------  ---------
 Total interest-bearing
  liabilities...........  15,749,482    576,831  4.90    14,603,665    523,317  4.79
                                      --------- -----                --------- -----
 NET INTEREST SPREAD....                         3.32%                          3.51%
                                                =====                          =====
 Noninterest-bearing
  demand deposits.......   1,968,371                      1,804,484
 Other liabilities......     300,127                        227,018
 Shareholders' equity...   1,414,533                      1,372,227
                         -----------                    -----------
                         $19,432,513                    $18,007,394
                         ===========                    ===========
 NET INTEREST
  INCOME/MARGIN ON A
  TAXABLE EQUIVALENT
  BASIS.................                524,146  3.91%                 511,814  4.10%
                                                =====                          =====
 Taxable equivalent
  adjustment:
 Loans..................                  1,346                          1,348
 Securities.............                  2,997                          4,211
                                      ---------                      ---------
  Total taxable
   equivalent
   adjustment...........                  4,343                          5,559
                                      ---------                      ---------
   Net interest income..              $ 519,803                      $ 506,255
                                      =========                      =========

--------
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.

 TABLE 3--QUARTERLY YIELDS EARNED ON AVERAGE INTEREST-EARNING ASSETS AND RATES
                 PAID ON AVERAGE INTEREST-BEARING LIABILITIES

                                                                              1998
                                                   -----------------------------------------------------------
                           THIRD QUARTER                 SECOND QUARTER                 FIRST QUARTER
                    ----------------------------   ----------------------------- -----------------------------
                      AVERAGE    REVENUE/ YIELD/     AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    -----------  -------- ------   ------------ -------- ------- ------------ -------- -------
                                                          (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income..  $12,605,379  $275,905  8.68%   $12,303,518  $270,372  8.81%  $12,197,427  $265,129  8.82%
 Available-for-
 sale securities..    3,271,460    56,958  6.91      3,101,694    54,860  7.09     2,694,502    48,447  7.29
 Held-to-maturity
 securities:
 Taxable..........    2,217,506    37,154  6.65      2,391,211    39,829  6.68     2,286,392    38,659  6.86
 Tax-free.........      113,616     2,834  9.90        102,976     2,712 10.56       114,216     3,572 12.68
                    -----------  --------          ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......    2,331,122    39,988  6.81      2,494,187    42,541  6.84     2,400,608    42,231  7.13
                    -----------  --------          ------------ --------         ------------ --------
  Total investment
  securities......    5,602,582    96,946  6.87      5,595,881    97,401  6.98     5,095,110    90,678  7.22
 Other interest-
 earning assets...      122,408     1,470  4.76        126,453     1,825  5.79        89,915     1,251  5.64
                    -----------  --------          ------------ --------         ------------ --------
 Total interest-
 earning assets...   18,330,369   374,321  8.10     18,025,852   369,598  8.22    17,382,452   357,058  8.33
Cash and other
assets............    1,653,319                      1,665,235                     1,634,825
Allowance for loan
losses............     (175,160)                      (172,135)                     (180,050)
Market valuation
on available-for-
sale securities...       40,383                         37,000                        44,824
                    -----------                    ------------                  ------------
                    $19,848,911                    $19,555,952                   $18,882,051
                    ===========                    ============                  ============
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 4,132,755    37,924  3.64    $ 3,955,644    35,003  3.55   $ 3,905,855    33,635  3.49
 Savings
 deposits.........    1,002,891     7,343  2.90      1,034,423     7,528  2.92     1,034,900     7,417  2.91
 Time deposits....    4,787,203    67,869  5.62      4,848,525    67,964  5.62     4,946,323    68,453  5.61
 Certificates of
 deposit of
 $100,000 or
 more.............    1,111,031    15,969  5.70      1,037,385    14,702  5.68       968,818    13,592  5.69
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,520,284    20,048  5.23      1,261,245    16,484  5.24     1,351,583    17,596  5.28
 Other interest-
 bearing
 liabilities......    3,577,479    50,202  5.57      3,702,694    51,980  5.63     3,059,910    43,122  5.72
                    -----------  --------          ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   16,131,643   199,355  4.90     15,839,916   193,661  4.90    15,267,389   183,815  4.88
                                 -------- -----                 -------- -------              -------- -------
NET INTEREST
SPREAD............                         3.20%                          3.32%                         3.45%
                                          =====                          =======                       =======
Noninterest-
bearing demand
deposits..........    1,969,029                      2,000,507                     1,935,206
Other
liabilities.......      326,336                        294,212                       279,315
Shareholders'
equity............    1,421,903                      1,421,317                     1,400,141
                    -----------                    ------------                  ------------
                    $19,848,911                    $19,555,952                   $18,882,051
                    ===========                    ============                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............                174,966  3.79%                 175,937  3.91%                173,243  4.04%
                                          =====                          =======                       =======
Taxable equivalent
adjustment:
 Loans............                    522                            428                           396
 Securities.......                    930                            887                         1,180
                                 --------                       --------                      --------
 Total taxable
 equivalent
 adjustment.......                  1,452                          1,315                         1,576
                                 --------                       --------                      --------
  Net interest
  income..........               $173,514                       $174,622                      $171,667
                                 ========                       ========                      ========


                                             1997
                    -----------------------------------------------------------
                          FOURTH QUARTER                 THIRD QUARTER
                    ----------------------------- -----------------------------
                      AVERAGE    REVENUE/ YIELD/    AVERAGE    REVENUE/ YIELD/
                      BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                    ------------ -------- ------- ------------ -------- -------
                           (TAXABLE EQUIVALENT BASIS--DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Loans net of
 unearned income..  $12,168,038  $268,361  8.75%  $12,056,663  $267,195  8.79%
 Available-for-
 sale securities..    2,202,087    40,488  7.29     2,026,440    37,867  7.41
 Held-to-maturity
 securities:
 Taxable..........    2,151,095    36,486  6.73     2,272,106    38,416  6.71
 Tax-free.........      123,758     3,376 10.82       136,758     3,693 10.71
                    ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......    2,274,853    39,862  6.95     2,408,864    42,109  6.94
                    ------------ --------         ------------ --------
  Total investment
  securities......    4,476,940    80,350  7.12     4,435,304    79,976  7.15
 Other interest-
 earning assets...       93,150       987  4.20        67,961       757  4.42
                    ------------ --------         ------------ --------
 Total interest-
 earning assets...   16,738,128   349,698  8.29    16,559,928   347,928  8.34
Cash and other
assets............    1,541,105                     1,479,162
Allowance for loan
losses............     (179,095)                     (179,827)
Market valuation
on available-for-
sale securities...       45,118                        41,515
                    ------------                  ------------
                    $18,145,256                   $17,900,778
                    ============                  ============
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 3,871,949    32,925  3.37   $ 3,901,202    34,373  3.50
 Savings
 deposits.........    1,029,337     7,455  2.87     1,029,446     7,398  2.85
 Time deposits....    5,050,259    70,969  5.58     5,060,864    70,736  5.55
 Certificates of
 deposit of
 $100,000 or
 more.............      907,105    12,978  5.68       846,684    12,105  5.67
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,497,408    20,083  5.32     1,408,515    19,050  5.37
 Other interest-
 bearing
 liabilities......    2,284,497    33,784  5.87     2,223,116    33,159  5.92
                    ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   14,640,555   178,194  4.83    14,469,827   176,821  4.85
                                 -------- -------              -------- -------
NET INTEREST
SPREAD............                         3.46%                         3.49%
                                          =======                       =======
Noninterest-
bearing demand
deposits..........    1,867,575                     1,835,568
Other
liabilities.......      274,620                       240,772
Shareholders'
equity............    1,362,506                     1,354,611
                    ------------                  ------------
                    $18,145,256                   $17,900,778
                    ============                  ============
NET INTEREST
INCOME/MARGIN ON A
TAXABLE EQUIVALENT
BASIS.............                171,504  4.07%                171,107  4.10%
                                          =======                       =======

Taxable equivalent
adjustment:
 Loans............                    364                           417
 Securities.......                  1,118                         1,228
                                 --------                      --------
 Total taxable
 equivalent
 adjustment.......                  1,482                         1,645
                                 --------                      --------
  Net interest
  income..........               $170,022                      $169,462
                                 ========                      ========

----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.

           TABLE 4--MATURITIES AND INTEREST RATES EXCHANGED ON SWAPS

                                                  MATURE DURING
                                             --------------------------
                                             1998   1999   2000   2008   TOTAL
                                             -----  -----  -----  -----  ------
                                                 (DOLLARS IN MILLIONS)
Receive fixed rate swaps:
  Notional amount........................... $ 160  $ 625  $  79  $ 175  $1,039
  Receive rate..............................  6.49%  6.62%  6.66%  6.13%   6.52%
  Pay rate..................................  5.64%  5.54%  5.43%  5.54%   5.55%

--------
NOTE: The maturities and interest rates exchanged are calculated assuming that interest rates remain unchanged from September 30, 1998 rates. The information presented could change as future interest rates increase or decrease.

                       TABLE 5--LOANS AND CREDIT QUALITY

                                                                      NET CHARGE-OFFS
                                  LOANS          NONPERFORMING LOANS NINE MONTHS ENDED
                              SEPTEMBER 30          SEPTEMBER 30       SEPTEMBER 30
                         ----------------------- ------------------- ------------------
                            1998        1997       1998      1997      1998      1997
                         ----------- ----------- --------- --------- --------  --------
                                                (IN THOUSANDS)
Commercial.............. $ 3,607,687 $ 3,553,058 $  19,224 $  17,673 $  5,357  $  3,533
Commercial real estate:
  Commercial real estate
   mortgages............   1,958,017   1,744,102    18,612    15,870      (39)      346
  Real estate
   construction.........   1,114,850     808,449     2,532     2,163      149       (69)
                         ----------- ----------- --------- --------- --------  --------
    Total commercial
     real estate........   3,072,867   2,552,551    21,144    18,033      110       277
                         ----------- ----------- --------- --------- --------  --------
Consumer:
  Residential first
   mortgages............   2,342,491   2,752,288    26,487    22,536    1,302     1,234
  Other residential
   mortgages............   1,264,023   1,059,471     5,135     3,692    1,523     1,257
  Dealer indirect.......   1,529,581   1,221,110     1,316     3,845    4,678     9,094
  Revolving credit......     251,606     444,222       -0-       -0-   17,485    24,258
  Other consumer........     458,913     524,573       835     1,605    4,630    11,889
                         ----------- ----------- --------- --------- --------  --------
    Total consumer......   5,846,614   6,001,664    33,773    31,678   29,618    47,732
                         ----------- ----------- --------- --------- --------  --------
                         $12,527,168 $12,107,273 $  74,141 $  67,384 $ 35,085  $ 51,542
                         =========== =========== ========= ========= ========  ========

--------
NOTE: Loans are net of unearned income. Nonperforming loans do not include accruing loans 90 days past due. Commercial real estate mortgages include loans of $574.2 million and $553.5 million at September 30, 1998 and 1997, respectively, secured by owner-occupied properties. Real estate construction loans include $289.0 million and $203.5 million, respectively, of loans secured by owner-occupied properties. Residential first mortgages include $459.0 million and $412.3 million at September 30, 1998 and 1997, respectively, of equity loans secured by first mortgages.

                       TABLE 6--ALLOWANCE FOR LOAN LOSSES

                                         1998                          1997
                          ----------------------------------- -----------------------
                          3RD QUARTER 2ND QUARTER 1ST QUARTER 4TH QUARTER 3RD QUARTER
                          ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................   $174,079    $179,347    $179,197    $179,126    $179,081
Loans charged off.......    (12,584)    (19,248)    (20,880)    (22,864)    (24,280)
Recoveries of loans pre-
 viously charged off....      5,551       5,446       6,630       7,155       8,223
                           --------    --------    --------    --------    --------
Net charge-offs.........     (7,033)    (13,802)    (14,250)    (15,709)    (16,057)
Addition to allowance
 charged to expense.....      8,000      23,434      14,400      15,780      16,102
Allowance sold..........        -0-     (14,900)        -0-         -0-         -0-
                           --------    --------    --------    --------    --------
Balance at end of peri-
 od.....................   $175,046    $174,079    $179,347    $179,197    $179,126
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.40%       1.40%       1.47%       1.46%       1.48%
Allowance for loan
 losses to nonperforming
 loans..................     236.10%     230.57%     202.06%     251.12%     265.83%
Allowance for loan
 losses to nonperforming
 assets.................     207.57%     206.51%     179.68%     214.81%     224.16%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.22%       0.45%       0.47%       0.51%       0.53%

                         TABLE 7--NONPERFORMING ASSETS

                                      1998                          1997
                          ------------------------------  ------------------------
                          SEPTEMBER 30 JUNE 30  MARCH 31  DECEMBER 31 SEPTEMBER 30
                          ------------ -------  --------  ----------- ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans........    $74,141    $75,501  $88,760     $71,358     $67,384
Foreclosed properties...      9,225      8,035    9,902      11,433      11,518
Repossessions...........        967        761    1,154         632       1,008
                            -------    -------  -------     -------     -------
 Total nonperforming as-
  sets*.................    $84,333    $84,297  $99,816     $83,423     $79,910
                            =======    =======  =======     =======     =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........       0.67%      0.68%    0.82%       0.68%       0.66%
Accruing loans 90 days
 past due...............    $29,586    $25,701  $32,363     $37,797     $33,466

--------
*  Exclusive of accruing loans 90 days past due.

                         TABLE 8--INVESTMENT SECURITIES

                                     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                    --------------------- ---------------------
                                     CARRYING    MARKET    CARRYING    MARKET
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY:
  U.S. Treasury and federal agency
   securities...................... $1,983,032 $2,010,063 $1,979,601 $1,987,841
  State, county and municipal
   securities......................    125,751    129,483    131,873    136,473
  Other securities.................    188,308    188,894    230,187    229,836
                                    ---------- ---------- ---------- ----------
                                    $2,297,091 $2,328,440 $2,341,661 $2,354,150
                                    ========== ========== ========== ==========
AVAILABLE-FOR-SALE:
  U.S. Treasury and federal agency
   securities...................... $2,967,937            $2,016,618
  Other securities.................    313,192               122,178
                                    ----------            ----------
                                    $3,281,129            $2,138,796
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30,1998 were approximately 2.8 years and 6.86%, respectively. Included in the combined portfolios was $4.9 billion of mortgage-backed securities, $618 million of which were variable rate. The weighted average remaining life and the weighted average yield of mortgage-backed securities at September 30, 1998 were approximately 2.5 years and 6.85% respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 1.9 years.
2. The available-for-sale portfolio included net unrealized gains of $54.0 million and $46.6 million at September 30, 1998 and 1997, respectively.

                  TABLE 9--OTHER INTEREST-BEARING LIABILITIES

                                                               SEPTEMBER 30
                                                            -------------------
                                                              1998      1997
                                                            -------- ----------
                                                              (IN THOUSANDS)
OTHER BORROWED FUNDS:
  Treasury, tax and loan notes............................. $    100 $  765,000
  Short-term Federal Home Loan Bank advances...............      -0-    225,000
  Short-term bank notes....................................  125,000    325,000
  Other short-term debt....................................  187,056     19,041
                                                            -------- ----------
    Total other borrowed funds............................. $312,156 $1,334,041
                                                            ======== ==========
OTHER LONG-TERM DEBT:
  6.75% Subordinated Debentures Due 2025................... $149,876 $  149,858
  6.45% Subordinated Notes Due 2018........................  304,642        -0-
  7.75% Subordinated Notes Due 2004........................  149,480    149,389
  Subordinated Capital Notes Due 1999......................   99,925     99,795
  Long-term notes payable..................................   35,880     37,987
                                                            -------- ----------
    Total other long-term debt............................. $739,803 $  437,029
                                                            ======== ==========

                      TABLE 10--CAPITAL AMOUNTS AND RATIOS

                                                       SEPTEMBER 30
                                             ----------------------------------
                                                   1998              1997
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
  AmSouth................................... $1,164,901  6.91% $1,078,686  7.31%
  AmSouth Bank..............................  1,477,188  8.92   1,442,500  9.78
TOTAL CAPITAL:
  AmSouth................................... $1,922,398 11.40% $1,577,018 10.68%
  AmSouth Bank..............................  1,952,234 11.79   1,621,626 10.99
LEVERAGE:
  AmSouth................................... $1,164,901  5.94% $1,078,686  6.11%
  AmSouth Bank..............................  1,477,188  7.54   1,442,500  8.18

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

ITEM 5. OTHER INFORMATION

  Shareholder proposals submitted to AmSouth in compliance with SEC Rule 14a-8 (which concerns shareholder proposals that are requested to be included in a company's proxy statement) must be received at AmSouth's executive offices on or before November 15, 1998. Pursuant to SEC Rules 14a-4 and 14a-5 (which concern the exercise of discretionary voting authority when a shareholder commences his or her own proxy solicitation outside of the processes of Rule 14a-8) shareholders are advised that under the advance notice provisions of AmSouth's bylaws a shareholder proposal will be considered untimely if provided to AmSouth after February 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  ITEM 6(A)--EXHIBITS

  The exhibits listed in the Exhibit Index at page 24 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  ITEM 6(B)--REPORTS ON FORM 8-K

  No report on Form 8-K was filed by AmSouth during the period July 1, 1998 to September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
November 16, 1998                         By: _________________________________
                                                     C. Dowd Ritter
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

November 16, 1998                              /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                 Robert R. Windelspecht
                                              Executive Vice President and
                                                       Controller

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