Form 10-K405
period 1998-12-31
AMSOUTH BANCORPORATION
filed 1999-03-31
CIK 3133

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

  For the Fiscal Year Ended December 31, 1998  Commission File Number 1-7476

                            AmSouth Bancorporation
            (Exact Name of registrant as specified in its charter)

               Delaware                              63-0591257
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         AmSouth-Sonat Tower
       1900 Fifth Avenue North                          35203
         Birmingham, Alabama                         (Zip Code)
   (Address of principal executive
               offices)

                                (205) 320-7151
              Registrant's telephone number, including area code
          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of each exchange on which
   Common Stock, par value $1.00 per                 registered
   share                                       New York Stock Exchange
   Floating Rate Notes Due 1999                New York Stock Exchange
   Stock Purchase Rights                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the common equity held by nonaffiliates of the registrant as of February 16, 1999 was $5,156,897,000. (Note 1)

   As of February 28, 1999, AmSouth Bancorporation had 117,688,033 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference herein:

  Annual Report to Shareholders for the year ended December 31, 1998: Part I,
  Part II

  Proxy Statement for Annual Meeting to be held April 15, 1999: Part III

   Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 16, 1999 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans. AmSouth has not treated stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth for purposes of this response. AmSouth had no nonvoting common equity outstanding at February 16, 1999. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   Form 10-K

                                     INDEX

                                                                           Page
                                                                           ----
PART I
Item 1.  Business........................................................    3
Item 2.  Properties......................................................    9
Item 3.  Legal Proceedings...............................................    9
Item 4.  Submission of Matters to a Vote of Security Holders.............    9
Executive Officers of the Registrant.....................................   10
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   11
Item 6.  Selected Financial Data.........................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....   13
Item 8.  Financial Statements and Supplementary Data.....................   13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   13
PART III
Item 10. Directors and Executive Officers of the Registrant..............   13
Item 11. Executive Compensation..........................................   13
Item 12. Security Ownership of Certain Beneficial Owners and Management..   14
Item 13. Certain Relationships and Related Transactions..................   14
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.......................................................................   14
SIGNATURES...............................................................   15
EXHIBIT INDEX............................................................   17

                                    PART I

ITEM 1. BUSINESS

General

   AmSouth Bancorporation (AmSouth) is a bank holding company, which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1998, AmSouth had total consolidated assets of approximately $19.9 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal subsidiary is AmSouth Bank (the Bank).

   The Bank is a banking corporation organized under the laws of the State of Alabama and a wholly-owned subsidiary of AmSouth. As of December 31, 1998, the Bank had total consolidated assets of approximately $19.8 billion and total consolidated deposits of approximately $13.3 billion. As of December 31, 1998, the assets of the Bank constituted virtually all of the assets of AmSouth.

   AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Capital Management. Consumer Banking delivers a full range of financial services to individuals and small businesses. Services include loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. In addition, Consumer Banking offers various deposit products that meet customers' savings and transaction needs. Commercial Banking meets corporate and middle market customers' needs with a comprehensive array of credit, treasury management, international, and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending, commercial leasing, and healthcare banking. Capital Management is comprised of client fiduciary services and broker/dealer services, and provides primarily fee based income. This area includes not only traditional trust services, but also a substantial selection of investment management services including AmSouth's proprietary mutual fund family. The services and products of all three of AmSouth's segments are offered to businesses and individuals through approximately 275 banking offices located in Alabama, Florida, Tennessee, and Georgia. In addition to its banking offices, the Bank operates a network of over 640 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Note 20 of Notes to Consolidated Financial Statements, which is incorporated herein by reference pursuant to Item 8, Financial Statements and Supplementary Data.

   As of February 28, 1999, AmSouth and its subsidiaries had 6,729 employees.

Competition

   AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. AmSouth also competes with the other bank holding companies headquartered in Alabama, Florida, Tennessee, Georgia, and other states for the acquisition of financial institutions.

   At December 31, 1998, AmSouth was the third largest bank holding company headquartered in Alabama in terms of equity capital and total assets. However, AmSouth is significantly smaller than many of the financial institutions competing in Alabama, Florida, Tennessee, and Georgia.

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

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching by May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. None of the states in which AmSouth had subsidiary banks on June 1, 1997 "opted out" of the provisions of the IBBEA permitting interstate branching by acquisition. Accordingly, on June 25, 1997, AmSouth merged its subsidiary banks in Alabama, Florida, Tennessee, and Georgia to form AmSouth Bank, as permitted by the IBBEA. Although the management of AmSouth cannot predict with certainty the full effect of the IBBEA on AmSouth, management believes the IBBEA resulted in greater consolidation within the banking industry and that such consolidation is likely to continue.

Business Combinations

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

   The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama. The Bank is also an insured depository institution and, therefore, also subject to regulation by the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

   Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank's surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

   In addition, as a member of the Federal Reserve System, the Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year could exceed the total of (a) the Bank's net income (as reportable in its Reports of Condition and Income) for that year, plus (b) the Bank's retained net income (as defined and interpreted by regulation) for the preceding two years, less any net losses incurred in the current or prior two years and any required transfers to surplus or a fund for the retirement of preferred stock.

   Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes additional restrictions on the payments of dividends by the Bank, as described under "Capital Adequacy and Related Matters-Prompt Corrective Action" below. Moreover, the Federal Reserve Board has issued a policy statement which provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

   Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 1999 of approximately $19.2 million, plus an additional amount equal to its net income for 1999.

 Capital Adequacy and Related Matters

 Capital Guidelines

   The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stockholders' equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1998, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 6.55 percent and 10.81 percent, respectively.

   In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1998 was
6.00 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

   The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

   The Federal Reserve Board has adopted modifications to the Tier 1 Capital and Total Capital ratios applicable to both banks and bank holding companies that are intended to address "market risk" arising from large trading portfolios. These modifications are applicable only to banks and bank holding companies whose trading activities exceed certain thresholds, and to those that voluntarily comply with the market risk capital requirements. AmSouth is not subject to, nor has it voluntarily adopted, these new requirements.

   Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

   The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, a state member bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered:
(a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and
(c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 1998, the Bank had capital ratios sufficient to qualify as "well capitalized."

   The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank, and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 1998.

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

 Brokered Deposits and Pass-Through Insurance

   The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 1998, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

 Holding Company Structure

   There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank and nonsavings bank affiliates to the following amounts: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of the Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

 FDIC Deposit Insurance Assessments

   The Bank is subject to FDIC deposit insurance assessments pursuant to two separate assessment schedules, one applicable to those deposits insured by the Bank Insurance Fund (BIF) and another applicable to those deposits insured by the Savings Association Insurance Fund (SAIF). The FDIC has reduced the assessments it charges on bank deposits insured by the BIF and the SAIF to zero for most "well capitalized" banks.

   In addition, the Deposit Insurance Funds Act of 1996 requires that depository institutions pay assessments to pay for the cost of Financing Corporation or "FICO" bonds. The current annual assessments to be imposed on insured depository institutions for this purpose are $0.01 per $100.00 with respect to deposits insured by the BIF and $0.06 per $100.00 with respect to deposits insured by the SAIF. Under current law beginning January 1, 2000, the FICO-related annual assessment rates for BIF and SAIF deposits will both be $0.03 per $100.00. However, legislation has been proposed to extend the date on which the assessment rates will become the same until January 1, 2003.

 Liability for Affiliate Insured Depository Institutions

   Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. AmSouth currently has no depository institution subsidiaries other than the Bank; however, it may in the future.

ITEM 2. PROPERTIES

   The executive offices of AmSouth are located in the 30-story AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by the Bank through an unincorporated joint venture. The Bank is a principal tenant of this building. The Bank is also a principal tenant of the AmSouth/Harbert Plaza, a 32-story office building also located in downtown Birmingham, Alabama, and of another office complex in the Birmingham area. The Bank's headquarters and most of its operations are located in these facilities. The Bank also has other banking and operational offices located in Alabama, Florida, Tennessee, and Georgia.

   At December 31, 1998, AmSouth and its subsidiaries had 290 offices (principally bank offices) of which 176 were owned and 114 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

   Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, loan servicing, deposit taking, investment, trust, and other activities.

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

   There were no matters brought to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

   The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

 C. Dowd Ritter           51 Chairman (September 1996 to date) and President
                             and Chief Executive Officer (January 1996 to date)
                             of AmSouth and AmSouth Bank; Director of AmSouth
                             and AmSouth Bank. Formerly, President and Chief
                             Operating Officer, AmSouth and AmSouth Bank of
                             Alabama (August 1994 to December 1995), and Vice
                             Chairman of the Board of AmSouth and AmSouth Bank
                             of Alabama (July 1993 to August 1994).
 Michael C. Baker         51 Senior Executive Vice President and Capital
                             Management Group Head of AmSouth and AmSouth Bank
                             (October 1995 to date). Formerly, President and
                             Chief Executive Officer of Barnett Banks Trust
                             Co., N.A. (1989 to July 1995).
 Sloan D. Gibson, IV      45 Senior Executive Vice President (October 1994 to
                             date), Chief Financial Officer (October 1997 to
                             date) and Finance, Commercial and Credit Group
                             Head (October 1994 to date) of AmSouth and AmSouth
                             Bank. Formerly, Executive Vice President (1993 to
                             October 1994) of AmSouth Bank of Alabama.
 W. Charles Mayer, III    44 Senior Executive Vice President of AmSouth
                             (October 1994 to date) and
                             Alabama/Tennessee/Georgia Banking Group Head of
                             AmSouth Bank (November 1997 to date). Formerly,
                             Birmingham City President of AmSouth Bank (May
                             1995 to December 1998), Alabama Banking Group Head
                             of AmSouth (May 1995 to October 1997), President
                             and Chief Executive Officer of AmSouth Bank of
                             Tennessee (January 1993 to April 1995) and
                             Executive Vice President of AmSouth (January 1993
                             to October 1994).
 Candice W. Rogers        49 Senior Executive Vice President and Consumer
                             Banking Group Head of AmSouth and AmSouth Bank
                             (August 1995 to date). Formerly, Executive Vice
                             President and Director of Marketing of AmSouth and
                             AmSouth Bank of Alabama (July 1994 to August 1995)
                             and Senior Vice President and Director of
                             Marketing, Bank One Texas (February 1991 to July
                             1994).
 E. W. Stephenson, Jr.    52 Senior Executive Vice President of AmSouth (July
                             1993 to date) and Senior Executive Vice President
                             of AmSouth Bank and Florida Banking Group Head
                             (July 1997 to date). Formerly, Chairman of the
                             Board and Chief Executive Officer of AmSouth Bank
                             of Florida (July 1993 to June 1997).
 Alfred W. Swan, Jr.      56 Senior Executive Vice President of AmSouth and
                             West Coast of Florida Area Executive (1994 to
                             date) and Senior Executive Vice President of
                             AmSouth Bank (July 1997 to date). Formerly,
                             Executive Vice President of AmSouth (1992 to
                             October 1994).
 David B. Edmonds         45 Executive Vice President and Human Resources
                             Director of AmSouth and AmSouth Bank (October 1994
                             to date). Formerly, Director Human Resources,
                             Southeast Business Unit of Pepsi-Cola, Inc. (1986
                             to September 1994).
 O. B. Grayson Hall, Jr.  41 Executive Vice President (June 1994 to date) and
                             Operations and Technology Division Head (January
                             1993 to date) of AmSouth and AmSouth Bank.
 Stephen A. Yoder         45 Executive Vice President and General Counsel of
                             AmSouth and AmSouth Bank (August 1995 to date).
                             Formerly, Assistant General Counsel (1992 to 1995)
                             of Mellon Bank Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 23 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 16, 1999, there were approximately 18,000 holders of record of AmSouth's common stock (including participants in the Dividend Reinvestment and Common Stock Purchase Plan).

   Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 1998, are set forth in Note 16 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to
Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the headings "Supervision and Regulation--Payment of Dividends" and "Supervision and Regulation--Capital Adequacy and Related Matters."

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial data for the last five years.

                            1998         1997         1996         1995         1994
                         -----------  -----------  -----------  -----------  -----------
                                (Dollars in thousands except per share data)
Earnings summary
 Interest income........ $ 1,462,541  $ 1,377,788  $ 1,353,823  $ 1,272,939  $ 1,047,741
 Interest expense.......     763,571      701,511      701,442      679,396      480,414
                         -----------  -----------  -----------  -----------  -----------
 Net interest income....     698,970      676,277      652,381      593,543      567,327
 Provision for loan
  losses................      58,134       67,399       65,171       40,139       30,103
                         -----------  -----------  -----------  -----------  -----------
 Net interest income
  after provision for
  loan losses...........     640,836      608,878      587,210      553,404      537,224
 Noninterest revenues...     346,626      266,004      235,274      231,671      175,355
 Noninterest expenses...     582,117      526,192      534,232      509,898      519,239
                         -----------  -----------  -----------  -----------  -----------
 Income before income
  taxes.................     405,345      348,690      288,252      275,177      193,340
 Income taxes...........     142,633      122,523      105,576      100,222       66,050
                         -----------  -----------  -----------  -----------  -----------
   Net income........... $   262,712  $   226,167  $   182,676  $   174,955  $   127,290
                         ===========  ===========  ===========  ===========  ===========
Common stock data*
 Net income per common
  share................. $      2.20  $      1.84  $      1.43  $      1.33  $      1.00
 Diluted net income per
  common share.......... $      2.17  $      1.82  $      1.42  $      1.32  $      0.99
 Cash dividends
  declared.............. $      0.85  $      0.76  $      0.72  $      0.69  $      0.63
 Average common shares
  outstanding...........     119,384      123,059      127,362      131,090      127,187
 Diluted average common
  shares outstanding....     121,281      124,120      128,764      132,959      128,946
Selected year end
 balances
 Loans net of unearned
  income................ $12,869,863  $12,237,668  $12,080,246  $11,743,273  $11,429,907
 Assets.................  19,901,679   18,622,256   18,407,264   17,738,795   16,777,951
 Deposits...............  13,283,804   12,945,197   12,467,599   13,420,287   13,203,101
 Long-term Federal Home
  Loan Bank advances....   2,500,117    1,198,146    1,023,729       15,014      103,092
 Other long-term debt...     739,642      435,078      411,946      425,885      275,581
 Shareholders' equity...   1,427,629    1,385,245    1,395,829    1,383,475    1,310,458
Selected average
 balances
 Loans net of unearned
  income................ $12,475,539  $12,059,249  $11,694,849  $11,747,385  $ 9,918,274
 Assets.................  19,524,206   18,042,143   17,989,621   16,942,326   15,293,985
 Deposits...............  12,950,537   12,564,197   12,926,343   13,304,092   11,572,725
 Long-term Federal Home
  Loan Bank advances....   2,257,657      989,802      511,583       54,000      112,550
 Other long-term debt...     707,375      428,657      423,623      298,945      219,229
 Shareholders' equity...   1,415,619    1,369,777    1,380,532    1,357,336    1,243,151
Selected ratios
 Return on average
  assets................        1.35%        1.25%        1.02%        1.03%        0.83%
 Return on average
  equity................       18.56        16.51        13.23        12.89        10.24
 Net interest margin....        3.92         4.09         3.93         3.87         4.14
 Operating efficiency...       55.37        55.43        59.56        60.98        68.72
 Allowance for loan
  losses to loans net
  of unearned income....        1.37         1.46         1.48         1.52         1.50
 Nonperforming assets
  to loans net of
  unearned income,
  foreclosed properties
  and repossessions.....        0.60         0.68         0.78         0.98         1.16
 Ending equity to
  ending assets.........        7.17         7.44         7.58         7.80         7.81
 Average equity to
  average assets........        7.25         7.59         7.67         8.01         8.13
Without 1996 SAIF
 assessment
 Net income............. $   262,712  $   226,167  $   197,895  $   174,955  $   127,290
 Net income per common
  share*................        2.20         1.84         1.55         1.33         1.00
 Diluted net income per
  common share*.........        2.17         1.82         1.54         1.32         0.99
 Return on average
  asssets...............        1.35%        1.25%        1.10%        1.03%        0.83%
 Return on average
  equity................       18.56        16.51        14.26        12.89        10.24
 Operating efficiency...       55.37        55.43        56.86        60.98        68.72

--------
*  Restated for common stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1998 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is included on page 45 of "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference pursuant to Item 7, above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 1998 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information on the directors and director nominees of AmSouth included at pages 6, 8, and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999 (the Proxy Statement) and the information incorporated by reference pursant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

   Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 12 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules

Financial Statements

   The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1998 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

     Management's Statement on Responsibility for Financial Reporting
     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Statement of Condition--December 31, 1998 and 1997 Consolidated Statement of Earnings--Years ended December 31, 1998, 1997 and 1996
     Consolidated Statement of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996
     Consolidated Statement of Cash Flows--Years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

Financial Statement Schedules

   All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of AmSouth required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information is contained in the Consolidated Financial Statements or the notes thereto, which are incorporated herein by reference pursuant to
Item 8, Financial Statements and Supplementary Data.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1998.

   (c) Exhibits

   The exhibits listed in the Exhibit Index at page 17 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMSOUTH BANCORPORATION

                                                  /s/ C. Dowd Ritter
                                          By __________________________________
                                                     C. Dowd Ritter
                                          Chairman of the Board, President and
                                                 Chief Executive Officer
                                                  Date: March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ C. Dowd Ritter                     /s/ Sloan D. Gibson, IV
By __________________________________     By __________________________________
           C. Dowd Ritter                          Sloan D. Gibson, IV
Chairman of the Board, President and         Senior Executive Vice President
       Chief Executive Officer                 and Chief Financial Officer
        Date: March 30, 1999                  (Principal Financial Officer)

                                                  Date: March 30, 1999

                                              /s/ Robert R. Windelspecht
                                          By __________________________________
                                                 Robert R. Windelspecht
                                                Executive Vice President
                                                     and Controller
                                             (Principal Accounting Officer)
                                                  Date: March 30, 1999

                  *                                         *
By __________________________________     By __________________________________
         J. Harold Chandler                          James R. Malone
             A Director                                A Director
        Date: March 30, 1999

                                                  Date: March 30, 1999

                  *                                         *
By __________________________________     By __________________________________
        James E. Dalton, Jr.                        Francis A. Newman
             A Director                                A Director
        Date: March 30, 1999

                                                  Date: March 30, 1999


                  *
By __________________________________                       *
          Rodney C. Gilbert               By __________________________________
             A Director                             Claude B. Nielsen
        Date: March 30, 1999                           A Director

                                                  Date: March 30, 1999

                  *
By __________________________________                       *
         Victoria B. Jackson              By __________________________________
             A Director                         Benjamin F. Payton, Ph.D.
        Date: March 30, 1999                           A Director

                                                  Date: March 30, 1999


                  *                                         *
By __________________________________     By __________________________________
           Elmer B. Harris                         Herbert A. Sklenar
             A Director                                A Director
        Date: March 30, 1999

                                                  Date: March 30, 1999
                  *
By __________________________________
        Ronald L. Kuehn, Jr.
             A Director
        Date: March 30, 1999

--------
* Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                                  /s/ Carl L. Gorday
                                          By __________________________________
                                                     Carl L. Gorday
                                                    Attorney in Fact

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)
   3-b Bylaws of AmSouth Bancorporation, as amended (2)
   4-a Instruments defining the rights of security holders (3)
   4-b Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and
       Terms of Series A Preferred Stock (4)
 *10-a AmSouth Bancorporation Executive Incentive Plan (5)
 *10-b AmSouth Bancorporation Relocation Policy for Executive Officers(6)
 *10-c AmSouth Bancorporation Supplemental Retirement Plan (7)
 *10-d AmSouth Bancorporation Long Term Incentive Compensation Plan (8)
 *10-e Amendment No. 1 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (9)
 *10-f Amendment No. 2 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (10)
 *10-g Amendment No. 3 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (11)
 *10-h Amendment No. 4 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (12)
 *10-i Amendment No. 5 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (13)
 *10-j Amendment No. 6 to the AmSouth Bancorporation Long Term Incentive
       Compensation Plan (14)
 *10-k 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (15)
 *10-l Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (16)
 *10-m Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (17)
 *10-n Director Restricted Stock Plan (18)
 *10-o 1997 Performance Incentive Plan (19)
 *10-p 1996 Long Term Incentive Compensation Plan (20)
 *10-q Amended and Restated Deferred Compensation Plan for Directors of AmSouth
       Bancorporation (21)
 *10-r AmSouth Bancorporation Supplemental Thrift Plan (22)
 *10-s Amendment Number One to the AmSouth Bancorporation Supplemental Thrift
       Plan (23)
 *10-t Employment Agreement for C. Dowd Ritter (24)
 *10-u Form of Executive Severance Agreement for certain Executive Officers
       (25)
 *10-v AmSouth Bancorporation Deferred Compensation Plan (26)
 *10-w Stock Option Plan for Outside Directors
 *10-x Life Insurance Agreement (27)
 *10-y Supplemental Long-Term Disability Plan (28)
  11   Statement Regarding Computation of Earnings per Share
  13   AmSouth Bancorporation's 1998 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
  21   List of Subsidiaries of AmSouth Bancorporation
  23   Consent of Ernst & Young LLP, Independent Auditors
  24   Powers of Attorney
  27   Financial Data Schedule

                               NOTES TO EXHIBITS

 (1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
 (2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference
 (3) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request.
 (4) Filed as Exhibit 4.1 to AmSouth's Report on Form 8-K filed on December 18, 1997, incorporated herein by reference
 (5) Filed as Exhibit 10-a to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
 (6) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
 (7) Filed as Exhibit 10-c to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
 (8) Filed as part of Exhibit 23 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1984, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
 (9) Filed as Exhibit 10-e to AmSouth's Form 10-K Annual Report for the year ended December 31, 1985, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(10) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1987, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11) Filed as Exhibit 10(b) to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(12) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1988, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(13) Filed as Exhibit 10-i to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference
(14) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference
(15) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(16) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference
(17) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference
(18) Filed as Exhibit 4.1 to AmSouth's Registration Statement on Form S-8 (Registration No. 33-58777), incorporated herein by reference
(19) Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
(20) Filed as Exhibit 10-p to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
(21) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference

(22) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
(23) Filed as Exhibit 10-r to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
(24) Filed as Exhibit 10-t to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(25) Filed as Exhibit 10-u to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference. Agreements in this form have been entered into with the following Executive
       Officers: Michael C. Baker, David B. Edmonds, Sloan D. Gibson, IV, O.B. Grayson Hall, Jr., W. Charles Mayer, III, Candice W. Rogers, E. W. Stephenson, Jr., Alfred W. Swan, Jr., and Stephen A. Yoder
(26) Filed as Exhibit 10-v to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(27) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference
(28) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference