Form 10-Q
period 1999-03-31
AMSOUTH BANCORPORATION
filed 1999-05-17
CIK 3133

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

For the Quarterly Period Ended March 31, 1999     Commission file number 1-7476

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

  As of April 30, 1999, AmSouth Bancorporation had 117,502,222 shares of common stock outstanding on a pre-split basis, 176,253,333 on a post-split basis.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
    Consolidated Statement of Condition--March 31, 1999, December 31,
     1998, and March 31, 1998 ............................................   3
    Consolidated Statement of Earnings--Three months ended March 31, 1999
     and 1998.............................................................   4
    Consolidated Statement of Shareholders' Equity--Three months ended
     March 31, 1999.......................................................   5
    Consolidated Statement of Cash Flows--Three months ended March 31,
     1999 and 1998........................................................   6
    Notes to Consolidated Financial Statements............................   7
    Independent Accountants' Review Report................................  10
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11
Part II. Other Information
  Item 1. Legal Proceedings...............................................  22
  Item 6. Exhibits and Reports on Form 8-K................................  22
Signatures................................................................  23
Exhibit Index.............................................................  24

  Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the effect of legal proceedings on AmSouth's financial condition and results of operations, the Year 2000 issue, and with respect to certain other issues. These forward-looking statements involve certain risks, uncertainties, estimates, and assumptions by management.

  Various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors of the economy and in the real estate markets, the performance of the stock and bond markets, and the potential effects of the Year 2000 issue. With regard to the effect of legal proceedings, various uncertainties are discussed in "Part II, Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The information regarding Year 2000 compliance is based on management's current assessment. However, this is an ongoing process involving continual evaluation and unanticipated problems could develop that could cause compliance to be more difficult or costly than currently anticipated.

                                     PART I
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                              March 31   December 31  March 31
                                                1999        1998        1998
                                             ----------- ----------- -----------
                                                       (In thousands)
ASSETS
Cash and due from banks....................  $   573,898 $   619,599 $   604,244
Federal funds sold and securities purchased
 under agreements to resell................        8,250       5,609         825
Trading securities.........................        7,310       4,144       1,194
Available-for-sale securities..............    3,086,960   3,029,372   3,049,531
Held-to-maturity securities (market value
 of $2,033,070, $2,162,102 and $2,493,889,
 respectively).............................    2,025,004   2,147,044   2,480,571
Mortgage loans held for sale...............       89,424     148,461     110,460
Other interest-earning assets..............       24,834      29,276         -0-
Loans......................................   13,313,336  12,977,467  12,308,247
Less: Allowance for loan losses............      176,595     176,075     179,347
  Unearned income..........................      119,614     107,604     101,305
                                             ----------- ----------- -----------
   Net loans...............................   13,017,127  12,693,788  12,027,595
Premises and equipment, net................      334,134     336,772     312,766
Customers' acceptance liability............       10,088       3,947       4,262
Accrued interest receivable and other
 assets....................................      906,742     883,667     798,613
                                             ----------- ----------- -----------
                                             $20,083,771 $19,901,679 $19,390,061
                                             =========== =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
 Deposits:
  Noninterest-bearing demand...............  $ 2,159,278 $ 2,215,887 $ 2,139,111
  Interest-bearing demand..................    4,483,140   4,559,470   3,937,019
  Savings..................................      968,578     980,829   1,042,521
  Time.....................................    4,396,250   4,553,666   4,847,027
  Certificates of deposit of $100,000 or
   more....................................      937,738     973,952   1,024,050
                                             ----------- ----------- -----------
   Total deposits..........................   12,944,984  13,283,804  12,989,728
 Federal funds purchased and securities
  sold under agreements to repurchase......    1,617,530   1,482,100   1,309,036
 Other borrowed funds......................      176,182      88,873     469,883
 Long-term Federal Home Loan Bank
  advances.................................    2,625,084   2,500,117   2,137,293
 Other long-term debt......................      888,916     739,642     740,170
                                             ----------- ----------- -----------
   Total deposits and interest-bearing
    liabilities............................   18,252,696  18,094,536  17,646,110
Acceptances outstanding....................       10,088       3,947       4,262
Accrued expenses and other liabilities.....      392,759     375,567     313,259
                                             ----------- ----------- -----------
   Total liabilities.......................   18,655,543  18,474,050  17,963,631
                                             ----------- ----------- -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares; Issued and
   outstanding--none.......................          -0-         -0-         -0-
 Common stock--par value $1 a share:
  Authorized--350,000,000 shares; Issued--
   202,422,963, 202,425,450 and 202,494,192
   shares, respectively....................      202,423     202,425     202,494
 Capital surplus...........................      454,744     448,620     448,885
 Retained earnings.........................    1,171,260   1,133,046   1,018,738
 Cost of common stock in treasury--
  25,891,161, 25,048,731 and 20,819,202
  shares, respectively.....................    (393,887)   (367,286)   (257,128)
 Deferred compensation on restricted
  stock....................................     (12,971)     (8,272)    (10,141)
 Accumulated other comprehensive income....        6,659      19,096      23,582
                                             ----------- ----------- -----------
   Total shareholders' equity..............    1,428,228   1,427,629   1,426,430
                                             ----------- ----------- -----------
                                             $20,083,771 $19,901,679 $19,390,061
                                             =========== =========== ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                                Three Months
                                                               Ended March 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (In thousands
                                                              except per share
                                                                    data)
INTEREST INCOME
Loans.......................................................  $270,785 $264,733
Available-for-sale securities...............................    49,016   48,447
Held-to-maturity securities.................................    33,540   41,051
Trading securities..........................................        47       17
Mortgage loans held for sale................................     1,236    1,067
Federal funds sold and securities purchased under agreements
to resell...................................................        73      167
Other interest-earning assets...............................       398      -0-
                                                              -------- --------
 Total interest income......................................   355,095  355,482
                                                              -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits............................    33,380   33,635
Savings deposits ...........................................     4,866    7,417
Time deposits...............................................    60,128   68,453
Certificates of deposit of $100,000 or more.................    12,203   13,592
Federal funds purchased and securities sold under agreements
to repurchase ..............................................    16,850   17,596
Other borrowed funds........................................     1,601    8,397
Long-term Federal Home Loan Bank advances...................    32,367   24,038
Other long-term debt........................................    12,588   10,687
                                                              -------- --------
 Total interest expense ....................................   173,983  183,815
                                                              -------- --------
NET INTEREST INCOME                                            181,112  171,667
Provision for loan losses...................................     9,500   14,400
                                                              -------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   171,612  157,267
                                                              -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts.........................    26,751   26,059
Trust income................................................    17,155   16,979
Consumer investment services income.........................     9,645    7,231
Mortgage income.............................................     6,796    3,938
Portfolio income............................................     4,465    2,296
Bank owned life insurance policies..........................     4,484    4,036
Other noninterest revenues..................................    19,765   15,266
                                                              -------- --------
 Total noninterest revenues.................................    89,061   75,805
                                                              -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits..............................    78,584   67,717
Net occupancy expense.......................................    14,413   13,875
Equipment expense...........................................    15,468   15,190
Marketing expense...........................................     5,361    5,008
Postage and office supplies.................................     6,329    5,459
Communications expense......................................     5,851    5,675
Amortization expense........................................     4,172    4,526
Other noninterest expenses..................................    21,803   19,464
                                                              -------- --------
 Total noninterest expenses.................................   151,981  136,914
                                                              -------- --------
INCOME BEFORE INCOME TAXES..................................   108,692   96,158
Income taxes................................................    38,361   34,135
                                                              -------- --------
 NET INCOME.................................................  $ 70,331 $ 62,023
                                                              ======== ========
Average common shares outstanding...........................   176,028  181,464
Earnings per common share...................................  $   0.40 $   0.34
Diluted average common shares outstanding...................   178,844  183,297
Diluted earnings per common share...........................  $   0.39 $   0.34

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                           Common   Capital    Retained   Treasury     Deferred   Comprehensive
                           Stock    Surplus    Earnings     Stock    Compensation    Income       Total
                          --------  --------  ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 1999...................  $134,950  $516,095  $1,133,046  $(367,286)   $ (8,272)    $ 19,096    $1,427,629
Adjustment for the
 effect of 3-for-2
 common stock split.....    67,475   (67,475)        -0-        -0-         -0-          -0-           -0-
                          --------  --------  ----------  ---------    --------     --------    ----------
BALANCE AT JANUARY 1,
 1999, RESTATED.........   202,425   448,620   1,133,046   (367,286)     (8,272)      19,096     1,427,629
Comprehensive income:
 Net income.............       -0-       -0-      70,331        -0-         -0-          -0-        70,331
 Other comprehensive
  income, net of tax:
  Unrealized losses on
   available-for-sale
   securities, net of
   reclassification
   adjustment...........       -0-       -0-         -0-        -0-         -0-      (12,437)      (12,437)
                                                                                                ----------
Comprehensive income....                                                                            57,894
Cash dividends declared
 ($0.17 per common
 share)*................       -0-       -0-     (29,496)       -0-         -0-          -0-       (29,496)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-       -0-         -0-    (41,247)        -0-          -0-       (41,247)
 Benefit stock plans....        (2)    6,012      (2,621)    13,312      (4,699)         -0-        12,002
 Dividend reinvestment
  plan..................       -0-       112         -0-      1,334         -0-          -0-         1,446
                          --------  --------  ----------  ---------    --------     --------    ----------
BALANCE AT MARCH 31,
 1999...................  $202,423  $454,744  $1,171,260  $(393,887)   $(12,971)    $  6,659    $1,428,228
                          ========  ========  ==========  =========    ========     ========    ==========
Disclosure of
 reclassification
 amount:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                            $(10,054)
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                               2,383
                                                                                    --------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                            $(12,437)
                                                                                    ========

--------
*Restated for three-for-two common stock split in May 1999



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Three Months
                                                            Ended March 31
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
OPERATING ACTIVITIES
Net income..............................................  $  70,331  $  62,023
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses..............................      9,500     14,400
 Depreciation and amortization of premises and
  equipment.............................................     11,133      9,216
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale
  securities............................................        646     (1,060)
 Net decrease (increase) in mortgage loans held for
  sale..................................................     59,037    (29,640)
 Net (increase) decrease in trading securities..........     (3,166)       212
 Net gains on sales of available-for-sale securities....     (3,803)    (1,743)
 Net decrease (increase) in accrued interest receivable
  and other assets......................................     36,948   (102,356)
 Net (decrease) increase in accrued expenses and other
  liabilities...........................................    (12,755)    56,248
 Provision for deferred income taxes....................     13,910      8,000
 Amortization of intangible assets......................      4,088      4,129
 Other operating activities, net........................       (369)     2,505
                                                          ---------  ---------
  Net cash provided by operating activities.............    185,500     21,934
                                                          ---------  ---------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities....................................    293,618    128,661
Proceeds from sales of available-for-sale securities....    178,901    167,955
Purchases of available-for-sale securities..............   (555,732)  (792,994)
Proceeds from maturities, prepayments and calls of held-
 to-maturity securities.................................    262,269    182,127
Purchases of held-to-maturity securities................   (162,942)  (389,979)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell........     (2,641)    18,175
Net decrease in other interest-earning assets...........      4,442        -0-
Net increase in loans...................................   (334,248)    (9,988)
Net purchases of premises and equipment.................     (8,495)    (7,782)
                                                          ---------  ---------
  Net cash used by investing activities.................   (324,828)  (703,825)
                                                          ---------  ---------
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
 accounts...............................................   (145,190)    67,220
Net decrease in time deposits...........................   (193,589)   (22,622)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase.........    135,430   (126,889)
Net increase (decrease) in other borrowed funds.........     87,309   (516,035)
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt...............................    299,231  1,295,120
Payments for maturing long-term debt....................    (24,937)   (50,842)
Cash dividends paid.....................................    (29,496)   (24,021)
Cash payment for special rights and warrants on common
 stock..................................................        -0-       (355)
Proceeds from benefit and dividend reinvestment plans...      6,116      6,595
Purchase of common stock................................    (41,247)      (536)
                                                          ---------  ---------
  Net cash provided by financing activities.............     93,627    627,635
                                                          ---------  ---------
Decrease in cash and cash equivalents...................    (45,701)   (54,256)
Cash and cash equivalents at beginning of period........    619,599    658,500
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $ 573,898  $ 604,244
                                                          =========  =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements
                                  (Unaudited)

                  Three Months Ended March 31, 1999 and 1998

  General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income. All common share data presented in the consolidated financial statements reflect a three-for-two stock split which will be completed on May 24, 1999. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1998 annual report on Form 10-K.

  On January 1, 1999, AmSouth adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) as issued by the American Institute of Certified Public Accountants (AICPA). SOP 98-1 identifies the characteristics of internal use computer software and provides guidance on accounting for its costs. The provisions of this SOP are to be applied to costs incurred for all projects, including those in progress, upon initial application. The application of SOP 98-1 did not have a material effect on AmSouth's financial condition or results of operations.

  On January 1, 1999, AmSouth also adopted Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (SOP 98-5) as issued by the AICPA. SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on AmSouth's financial condition or results of operations.

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

  Cash Flows--For the three months ended March 31, 1999 and 1998, AmSouth paid interest of $175,037,000 and $168,736,000, respectively. AmSouth paid income taxes of $1,015,000 for the three months ended March 31, 1999, and received a refund of income taxes of $6,303,000 for the three months ended March 31,1998. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 1999 and 1998 were $3,350,000 and $2,504,000, respectively, and noncash transfers from foreclosed properties to loans were $124,000 and $241,000, respectively. For the three months ended March 31, 1999, noncash transfers from loans to available-for-sale securities and to other assets of approximately $2,862,000 and $104,000, respectively, were made in connection with the participation of mortgages to third-party conduits. For the three months ended March 31, 1998, a noncash transfer from loans to available-for-sale securities of approximately $22,481,000 was made in connection with mortgage loan securitizations.

  Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                                                Three Months
                                                               Ended March 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (In thousands
                                                              except per share
                                                                    data)
Earnings per common share computation:
 Numerator:
  Net income................................................. $ 70,331 $ 62,023
 Denominator:
  Average common shares outstanding..........................  176,028  181,464
Earnings per common share.................................... $    .40 $    .34
Diluted earnings per common share computation:
 Numerator:
  Net income................................................. $ 70,331 $ 62,023
 Denominator:
  Average common shares outstanding..........................  176,028  181,464
  Dilutive shares contingently issuable......................    2,816    1,833
                                                              -------- --------
   Average diluted common shares outstanding.................  178,844  183,297
Diluted earnings per common share............................ $    .39 $    .34

  Shareholders' Equity--On March 20, 1997, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 13,500,000 shares of its common stock for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. AmSouth purchased 5,859,000 shares at a cost of $110,267,000 during 1997, 5,297,000 shares at a cost of $136,514,000 during 1998 and 1,352,000 shares at a cost of $41,247,000 during the first three months of 1999 under this authorization. The authorization for the remaining 992,000 shares expired in March 1999.

  On April 15, 1999, AmSouth's shareholders approved an increase in the common stock authorized to be issued by AmSouth to 350,000,000 shares. This new authorized amount has been reflected in AmSouth's Consolidated Statement of Condition as of March 31, 1999.

  On April 15, 1999, a three-for-two common stock split in the form of a 50 percent common stock dividend was announced. The stock dividend will be paid May 24 to shareholders of record as of April 30.

  On April 15, 1999, AmSouth's Board of Directors approved the repurchase of approximately 13,100,000 shares of the Company's outstanding common stock for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes.

  Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Capital Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes BOLI income and corporate expenses such as corporate overhead and goodwill amortization. All revenues and expenses related to the bond administration and stock transfer businesses, sold in 1998, are included in Treasury and Other for 1998. The following is a summary of the segment performance for the first quarter of 1999 and 1998:

                              Consumer Commercial  Capital   Treasury
                              Banking   Banking   Management & Other    Total
                              -------- ---------- ---------- --------  --------
                                               (In thousands)
1999
Net interest income from
 external customers.........  $ 59,859  $ 93,754   $  (258)  $ 27,757  $181,112
Internal funding............    59,310   (37,566)      578    (22,322)      -0-
                              --------  --------   -------   --------  --------
Net interest income.........   119,169    56,188       320      5,435   181,112
Noninterest revenues........    39,455    12,277    26,804     10,525    89,061
                              --------  --------   -------   --------  --------
Total revenues..............   158,624    68,465    27,124     15,960   270,173
Provision for loan losses...     8,795       184       -0-        521     9,500
Noninterest expenses........    88,511    25,555    18,489     19,426   151,981
                              --------  --------   -------   --------  --------
Income before income taxes..    61,318    42,726     8,635     (3,987)  108,692
Income taxes................    23,074    16,057     3,237     (4,007)   38,361
                              --------  --------   -------   --------  --------
Segment net income..........  $ 38,244  $ 26,669   $ 5,398   $     20  $ 70,331
                              ========  ========   =======   ========  ========
1998
Net interest income from
 external customers.........  $ 50,023  $ 94,525   $  (967)  $ 28,086  $171,667
Internal funding............    57,252   (43,035)    1,595    (15,812)      -0-
                              --------  --------   -------   --------  --------
Net interest income.........   107,275    51,490       628     12,274   171,667
Noninterest revenues........    36,140     8,305    22,976      8,384    75,805
                              --------  --------   -------   --------  --------
Total revenues..............   143,415    59,795    23,604     20,658   247,472
Provision for loan losses...    12,937     1,312       -0-        151    14,400
Noninterest expenses........    80,376    23,617    15,689     17,232   136,914
                              --------  --------   -------   --------  --------
Income before income taxes..    50,102    34,866     7,915      3,275    96,158
Income taxes................    18,816    13,095     3,087       (863)   34,135
                              --------  --------   -------   --------  --------
Segment net income..........  $ 31,286  $ 21,771   $ 4,828   $  4,138  $ 62,023
                              ========  ========   =======   ========  ========

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 29, 1999, except for Note 22 as to which the date is March 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ ERNST & YOUNG LLP

May 10, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  AmSouth reported net income of $70.3 million for the three months ended March 31, 1999, a 13.4% increase over net income of $62.0 million for the same period of 1998. Diluted earnings per common share, restated for the three-for-two stock split payable May 24, 1999, was $0.39 for the first quarter of 1999, a 14.7% increase over 1998's $0.34. AmSouth's return on average assets (ROA) was 1.44% for the quarter just ended versus 1.33% one year ago. Return on average equity (ROE) was 20.06%, up from 17.97% in the first quarter of 1998.

  Total assets were $20.1 billion at quarter end, compared to 1998's quarter-end assets of $19.4 billion. The increase was primarily the result of continued loan growth over the past year. Loans net of unearned income at March 31, 1999, increased $1.0 billion from March 31, 1998, to $13.2 billion. On a managed basis, which includes commercial and residential loans participated to third-party conduits, loans increased $2.8 billion to $15.4 billion at quarter end. The increases in the managed loan portfolio occurred primarily in commercial and industrial, commercial real estate, home equity, and indirect lending.

  On the funding side of the balance sheet, total deposits at March 31, 1999, remained relatively unchanged from March 31, 1998, with decreases in time deposits and certificates of deposit greater than $100,000 offsetting a 9.5% increase in lower cost deposits. AmSouth continued to increase its use of Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances increased to $2.6 billion at March 31, 1999, a 22.8% increase over 1998 first-quarter end. AmSouth also issued $175 million of 6.125% Subordinated Notes due 2009 during the first quarter of 1999.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1999, was $182.5 million, a 5.3% increase over the same period of 1998. The increase can be attributed to lower funding costs and a shift in the mix of AmSouth's earning assets from investment securities to higher yielding loans. This resulted in a widening of the net interest margin to 4.08% from 4.04% in the first quarter of 1998. Lower borrowing and deposit rates across all categories of deposits contributed to the lower funding costs. The improvement was further enhanced by a shift in the deposit mix from higher cost consumer CDs to noninterest-bearing demand and lower cost interest checking and money market deposit accounts.

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

  An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income (NII) resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit sensitivity; customer preferences and management's financial and capital plans. These assumptions are inherently uncertain, and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

  Based on the results of the simulation model as of March 31, 1999, AmSouth would expect decreases in NII of approximately $700,000 and $400,000 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the Company's policy guidelines. Based on March 31, 1998, simulation model results, AmSouth would have expected an increase of $1.4 million and a decrease of $4.3 million if interest rates had gradually increased or decreased from the rates in effect at the time by 100 basis points over a 12-month period.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1999, AmSouth entered into additional interest rate swaps in the notional amount of $375.0 million. There have been no maturities or terminations of interest rate swaps in 1999. Interest rate swaps in the notional amount of $285.0 million were called during the first three months of 1999. At March 31, 1999, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $969.0 million. The swaps added in 1999 as hedges were designated to certain deposits and indebtedness of AmSouth Bank. At March 31, 1999, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

Credit Quality

  AmSouth maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by senior management and reviewed by the Audit and Community Responsibility Committee of the Board of Directors.

  Table 5 presents a five-quarter analysis of the allowance for loan losses. At March 31, 1999, the allowance for loan losses was $176.6 million, or 1.34% of loans net of unearned income, compared to $179.3 million, or 1.47%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 202.06% at March 31, 1998, to 265.24% at March 31, 1999. Over the same period, the level of nonperforming loans decreased $22.2 million.

  Net charge-offs for the quarter ended March 31, 1999, were $9.0 million, a decrease of $5.3 million or 37.0% from $14.3 million a year earlier. Annualized net charge-offs to average loans net of unearned income were .28% for the three months ended March 31, 1999, compared to .47% for the same period of the prior year. The decrease in net charge-offs occurred primarily in AmSouth's revolving credit portfolio, which decreased $5.3 million in the quarter versus the first quarter of 1998. The decline in revolving credit net charge-offs reflects the sale of approximately $170.0 million of under-performing credit card loans in the second quarter of 1998. In addition, net charge-offs for the direct consumer-lending portfolio in the first quarter of 1999 when compared to the first quarter of 1998 decreased $956.0 thousand. This decrease was offset by a $1.1 million increase in net charge-offs in AmSouth's indirect lending portfolio. Annualized net charge-offs for the consumer loan portfolio fell to .53% of average consumer loans for the three months ended March 31, 1999, compared to .88% for the prior year. Net charge-offs of impaired loans for the three months ended March 31, 1999, totaled $1.1 million compared to $1.5 million for the same period in 1998. The provision for loan losses for the three months ended March 31, 1999, was $9.5 million compared to $14.4 million for the year-earlier period. The 1999 provision reflects loan loss exposure related to the overall growth in the loan portfolio and the change in the mix of the loan portfolio.

  Table 6 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 1999, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions, decreased 23 basis points to .59% compared to March 31, 1998. The level of nonperforming assets decreased $22.3 million during the same period.

  Included in nonperforming assets at March 31, 1999 and 1998, was $39.0 million and $57.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At March 31, 1999 and 1998, there was $8.2 million and $9.7 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended March 31, 1999 and 1998, was $37.9 million and $49.1 million, respectively. AmSouth recorded no material interest income on its impaired loans in the first quarter of 1999 and 1998.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $89.1 million at March 31, 1999, compared to $75.8 million for the prior-year period. Growth occurred in most major categories, including consumer investment services income, mortgage income and income from bank owned life insurance. Consumer investment services income increased $2.4 million primarily as a result of a higher sales volume of annuity products. Mortgage income increased $2.9 million primarily as a result of gains on the sale of residential mortgage loans to third-party conduits partially offset by a decrease in gains on sale of servicing. Other noninterest revenues increased $4.5 million primarily due to an increase in income from commercial loan conduit activity.

  Year-to-date noninterest expenses increased 11.0% to $152.0 million at March 31, 1999, compared to $136.9 million for the prior year. Salaries and employee benefits increased $10.9 million when compared to the same period a year ago. The increase is primarily due to an increased number of employees associated with new revenue initiatives, annual merit increases and incentives associated with AmSouth's stronger financial performance. Costs associated with new revenue initiatives were the primary reason for the $2.3 million increase in other noninterest expenses.

Capital Adequacy

  At March 31, 1999, shareholders' equity totaled $1.4 billion or 7.11% of total assets. Since December 31, 1998, shareholders' equity increased $599 thousand as dividends of $29.5 million and the purchase of 1,352,000 shares of AmSouth common stock for $41.2 million offset the increase from net income of $70.3 million.

  Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 1999 and 1998. At March 31, 1999, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the bank was well capitalized at March 31, 1999.

Year 2000 Project

  The following information that appears in this section constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act.

  The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of AmSouth's computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999. This could result in a system failure, miscalculation or other computer errors causing disruptions of operations. AmSouth believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that it is unlikely that the Year 2000 issue will cause any significant problems with customer service or otherwise have a material adverse impact on AmSouth's operations or financial performance.

  A Year 2000 project team, consisting of professionals from all areas of AmSouth, was created in 1997 to plan and oversee AmSouth's Year 2000 efforts. A plan was developed which involves the following five phases: awareness, assessment, remediation, testing, and implementation. The plan also included communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, AmSouth has fully completed its assessment phase of all systems that could be affected by the Year 2000. As part of the assessment phase, systems that have the greatest impact on the operations of AmSouth were designated as mission critical systems. The remediation and testing phases for all internal mission critical systems are 100% complete, and implementation is nearing completion. AmSouth has implemented 97 percent of its remediated mission critical systems, well ahead of the June 30, 1999, regulatory deadline. Even after testing and implementation, AmSouth will continue testing throughout 1999 to reaffirm the Year 2000 compliance of mission critical systems.

  A small number of mission critical systems are provided by third parties on a service bureau basis, such as credit card processing and services supporting securities brokerage businesses. All such third-party providers of mission critical services have certified their Year 2000 readiness and all completed their testing by March 31, 1999, as required by federal banking regulations. AmSouth expects the Year 2000 compliant versions of all third-party mission critical systems to be fully implemented by June 30, 1999.

  While AmSouth's greatest focus and efforts to date have been on preparing mission critical systems for the Year 2000, 93 percent of noncritical systems have been remediated, tested and implemented as of April 30, 1999. All noncritical systems are expected to be Year 2000 compliant and in operation during 1999.

  In addition, AmSouth is in the process of assessing the Year 2000 readiness of its significant customers, suppliers and counterparties. In the fourth quarter of 1997, AmSouth began researching the issue of Year 2000 and the possible impact of Year 2000 on its loan customers' liquidity and their ability to repay their loans. Early last year, AmSouth established an education and assessment program for all of its commercial loan customers with credit exposure of $100,000 or more. Meetings were held with these customers to assess their risk of Year 2000 problems as well as their understanding and progress toward preparing their systems to operate in the Year 2000. AmSouth plans to continue to assess and evaluate the impact of Year 2000 in its credit analysis of current and future loan customers throughout 1999 and 2000.

  AmSouth has also used a survey process to review its exposure with respect to counterparties to various transactions. In domestic securities transactions, AmSouth only enters into transactions with recognized dealers that are monitored by U.S. regulators. AmSouth plans to suspend trading with any domestic dealers who cannot demonstrate their Year 2000 compliance by the fourth quarter of 1999. Annual lines with international securities dealers were reviewed before the end of 1998, all with satisfactory results.

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

  In recent years, AmSouth has invested heavily in new technology to improve service and competitiveness. In addition, AmSouth utilizes common operating systems company-wide. As a result, AmSouth estimates that the total incremental cost of Year 2000 compliance, which excludes the cost to upgrade and replace systems in the ordinary course of business, will not exceed $10.0 million, the majority of which has already been expensed, and will not be material to AmSouth's financial performance. This cost estimate does not include salaries and employee benefits of AmSouth employees working on the Year 2000 project, as these costs are not separately tracked.

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

  While AmSouth has no reason to conclude that a failure will occur, the most likely worst-case Year 2000 scenarios entail those items over which AmSouth has no control, including (1) unpredictable actions resulting from irrational public demand even if the Year 2000 computer issue presents no problems, and
(2) a scenario where a disruption or failure of AmSouth's power suppliers or voice and data transmission suppliers impacts AmSouth, its customers, vendors, and the public infrastructure. If such public reaction or a failure were to occur, AmSouth would implement a contingency plan. While it is impossible to quantify the impact of such scenarios, the most reasonably likely worst-case scenario would entail liquidity issues related to increased customer withdrawals or the diminishment of service levels, resulting in customer inconvenience, and additional costs associated with the implementation of contingency plans.

  AmSouth has comprehensive contingency plans in place to address these scenarios and other possible system and service failures that could occur outside of AmSouth's control in an effort to minimize the impact on AmSouth of other organizations' failures to properly remediate their systems. These plans include having back-up power and telecommunication sources, and sufficient resources to deal with possible increased liquidity demands. Additionally, AmSouth is finalizing its event plans and outlining responsibilities for the days immediately preceding and including the date change.

                           Table 1--Financial Summary

                                                         March 31
                                                  -----------------------   %
                                                     1999        1998     Change
                                                  ----------- ----------- ------
                                                          (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned income.................... $13,193,722 $12,206,942   8.1%
 Total assets....................................  20,083,771  19,390,061   3.6
 Total deposits..................................  12,944,984  12,989,728  (0.3)
 Shareholders' equity............................   1,428,228   1,426,430   0.1
Year-to-date average balances:
 Loans net of unearned income.................... $13,064,656 $12,197,427   7.1%
 Total assets....................................  19,804,867  18,882,051   4.9
 Total deposits..................................  13,011,734  12,791,102   1.7
 Shareholders' equity............................   1,421,681   1,400,141   1.5


                                      Three Months Ended March 31
                                     --------------------------------     %
                                          1999             1998        Change
                                     ---------------  ---------------  -------
                                     (In thousands except per share data)
Earnings summary
 Net income......................... $        70,331  $        62,023     13.4%
 Per common share*..................            0.40             0.34     17.6
 Per common share--diluted*.........            0.39             0.34     14.7
Selected ratios
 Return on average assets
  (annualized)......................            1.44%            1.33%
 Return on average equity
  (annualized)......................           20.06            17.97
 Average equity to assets...........            7.18             7.42
 End of period equity to assets.....            7.11             7.36
 End of period tangible equity to
  assets............................            6.03             6.16
 Allowance for loan losses to loans
  net of unearned income............            1.34             1.47
 Efficiency ratio...................           55.97            54.97
Common stock data*
 Cash dividends declared............ $          0.17  $          0.13
 Book value at end of period........            8.09             7.85
 Market value at end of period......           30.33            26.25
 Average common shares outstanding..         176,028          181,464
 Average common shares outstanding--
  diluted...........................         178,844          183,297

--------
* Restated for three-for-two common stock split in May 1999.

 Table 2--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                               1999                                                                    1998
                    ----------------------------  -------------------------------------------------------------------------------
                           First Quarter                Fourth Quarter                Third Quarter               Second Quarter
                    ----------------------------  ---------------------------- ---------------------------- ---------------------
                      Average    Revenue/ Yield/    Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                      Balance    Expense   Rate     Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                    -----------  -------- ------  -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                 (Taxable equivalent basis--dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $13,064,656  $271,204  8.42%  $12,787,915  $276,196  8.57% $12,605,379  $275,905  8.68% $12,303,518  $270,372
 Available-for-
 sale securities..    2,864,766    49,016  6.94     3,044,713    52,318  6.82    3,271,460    56,958  6.91    3,101,694    54,860
 Held-to-maturity
 securities:
 Taxable..........    1,913,794    31,644  6.71     2,079,172    34,403  6.56    2,217,506    37,154  6.65    2,391,211    39,829
 Tax-free.........      127,462     2,857  9.09       114,211     2,672  9.28      113,616     2,834  9.90      102,976     2,712
                    -----------  --------         -----------  --------        -----------  --------        -----------  --------
 Total held-to-
 maturity
 securities.......    2,041,256    34,501  6.85     2,193,383    37,075  6.71    2,331,122    39,988  6.81    2,494,187    42,541
                    -----------  --------         -----------  --------        -----------  --------        -----------  --------
  Total investment
  securities......    4,906,022    83,517  6.90     5,238,096    89,393  6.77    5,602,582    96,946  6.87    5,595,881    97,401
 Other interest-
 earning assets...      150,425     1,754  4.73       138,838     1,615  4.61      122,408     1,470  4.76      126,453     1,825
                    -----------  --------         -----------  --------        -----------  --------        -----------  --------
 Total interest-
 earning assets...   18,121,103   356,475  7.98    18,164,849   367,204  8.02   18,330,369   374,321  8.10   18,025,852   369,598
Cash and other
assets............    1,835,590                     1,768,281                    1,653,319                    1,665,235
Allowance for loan
losses............     (176,554)                     (176,519)                    (175,160)                    (172,135)
Market valuation
on available-for-
sale securities...       24,728                        39,685                       40,383                       37,000
                    -----------                   -----------                  -----------                  -----------
                    $19,804,867                   $19,796,296                  $19,848,911                  $19,555,952
                    ===========                   ===========                  ===========                  ===========
Liabilities and Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 4,445,859    33,380  3.04   $ 4,340,072    36,582  3.34  $ 4,132,755    37,924  3.64  $ 3,955,644    35,003
 Savings
 deposits.........      973,896     4,866  2.03       981,293     6,107  2.47    1,002,891     7,343  2.90    1,034,423     7,528
 Time deposits....    4,521,253    60,128  5.39     4,641,398    64,825  5.54    4,787,203    67,869  5.62    4,848,525    67,964
 Certificates of
 deposit of
 $100,000 or
 more.............      938,864    12,203  5.27     1,021,557    14,126  5.49    1,111,031    15,969  5.70    1,037,385    14,702
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,535,469    16,850  4.45     1,478,217    17,693  4.75    1,520,284    20,048  5.23    1,261,245    16,484
 Other interest-
 bearing
 liabilities......    3,493,989    46,556  5.40     3,436,194    47,407  5.47    3,577,479    50,202  5.57    3,702,694    51,980
                    -----------  --------         -----------  --------        -----------  --------        -----------  --------
 Total interest-
 bearing
 liabilities......   15,909,330   173,983  4.44    15,898,731   186,740  4.66   16,131,643   199,355  4.90   15,839,916   193,661
                                 -------- -----                --------  ----               --------  ----               --------
Net interest
spread............                         3.54%                         3.36%                        3.20%
                                          =====                          ====                         ====
Noninterest-
bearing demand
deposits..........    2,131,862                     2,143,062                    1,969,029                    2,000,507
Other
liabilities.......      341,994                       335,663                      326,336                      294,212
Shareholders'
equity............    1,421,681                     1,418,840                    1,421,903                    1,421,317
                    -----------                   -----------                  -----------                  -----------
                    $19,804,867                   $19,796,296                  $19,848,911                  $19,555,952
                    ===========                   ===========                  ===========                  ===========
Net interest
income/margin on a
taxable equivalent
basis.............                182,492  4.08%                180,464  3.94%               174,966  3.79%               175,937
                                          =====                          ====                         ====
Taxable equivalent
adjustment:
 Loans............                    419                           410                          522                          428
 Securities.......                    961                           887                          930                          887
                                 --------                      --------                     --------                     --------
 Total taxable
 equivalent
 adjustment.......                  1,380                         1,297                        1,452                        1,315
                                 --------                      --------                     --------                     --------
  Net interest
  income..........               $181,112                      $179,167                     $173,514                     $174,622
                                 ========                      ========                     ========                     ========
                                   First Quarter
                            -----------------------------
                    Yield/    Average    Revenue/ Yield/
                     Rate     Balance    Expense   Rate
                    ------- ------------ -------- -------
Assets
Interest-earning
assets:
 Loans net of
 unearned income..   8.81%  $12,197,427  $265,129  8.82%
 Available-for-
 sale securities..   7.09     2,694,502    48,447  7.29
 Held-to-maturity
 securities:
 Taxable..........   6.68     2,286,392    38,659  6.86
 Tax-free.........  10.56       114,216     3,572 12.68
                            ------------ --------
 Total held-to-
 maturity
 securities.......   6.84     2,400,608    42,231  7.13
                            ------------ --------
  Total investment
  securities......   6.98     5,095,110    90,678  7.22
 Other interest-
 earning assets...   5.79        89,915     1,251  5.64
                            ------------ --------
 Total interest-
 earning assets...   8.22    17,382,452   357,058  8.33
Cash and other
assets............            1,634,825
Allowance for loan
losses............             (180,050)
Market valuation
on available-for-
sale securities...               44,824
                            ------------
                            $18,882,051
                            ============
Liabilities and Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..   3.55   $ 3,905,855    33,635  3.49
 Savings
 deposits.........   2.92     1,034,900     7,417  2.91
 Time deposits....   5.62     4,946,323    68,453  5.61
 Certificates of
 deposit of
 $100,000 or
 more.............   5.68       968,818    13,592  5.69
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....   5.24     1,351,583    17,596  5.28
 Other interest-
 bearing
 liabilities......   5.63     3,059,910    43,122  5.72
                            ------------ --------
 Total interest-
 bearing
 liabilities......   4.90    15,267,389   183,815  4.88
                    -------              -------- -------
Net interest
spread............   3.32%                         3.45%
                    =======                       =======
Noninterest-
bearing demand
deposits..........            1,935,206
Other
liabilities.......              279,315
Shareholders'
equity............            1,400,141
                            ------------
                            $18,882,051
                            ============
Net interest
income/margin on a
taxable equivalent
basis.............   3.91%                173,243  4.04%
                    =======                       =======
Taxable equivalent
adjustment:
 Loans............                            396
 Securities.......                          1,180
                                         --------
 Total taxable
 equivalent
 adjustment.......                          1,576
                                         --------
  Net interest
  income..........                       $171,667
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

           Table 3--Maturities and Interest Rates Exchanged on Swaps

                                                   Mature During
                                              --------------------------
                                              1999   2000   2008   2009   Total
                                              -----  -----  -----  -----  -----
                                                  (Dollars in millions)
Receive fixed swaps:
  Notional amount............................ $ 340  $ 329  $ 200  $ 100  $ 969
  Receive rate...............................  6.68%  6.12%  6.05%  6.10%  6.30%
  Pay rate...................................  4.89%  4.94%  5.25%  4.97%  4.99%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from March 31, 1999 rates and using call dates of swaps where applicable. The information presented could change as future interest rates increase or decrease.

                       Table 4--Loans and Credit Quality

                                                                        Net Charge-
                                                                         offs Three
                                 Loans*          Nonperforming Loans**  Months Ended
                                March 31               March 31           March 31
                         ----------------------- --------------------- ---------------
                            1999        1998        1999       1998     1999    1998
                         ----------- ----------- ---------- ---------- ------  -------
                                                (In thousands)
Commercial:
  Commercial &
   industrial........... $ 3,622,151 $ 3,595,908 $   17,906 $   39,099 $1,122  $ 1,597
  Commercial loans--
   secured by real
   estate...............     613,835     643,506      6,252      8,397     74       44
                         ----------- ----------- ---------- ---------- ------  -------
    Total commercial....   4,235,986   4,239,414     24,158     47,496  1,196    1,641
                         ----------- ----------- ---------- ---------- ------  -------
Commercial real estate:
  Commercial real estate
   mortgages............   1,566,989   1,024,014     11,093      7,151     10      (48)
  Real estate
   construction.........   1,406,319   1,064,062      2,811      1,680    (61)    (117)
                         ----------- ----------- ---------- ---------- ------  -------
    Total commercial
     real estate........   2,973,308   2,088,076     13,904      8,831    (51)    (165)
                         ----------- ----------- ---------- ---------- ------  -------
Consumer:
  Residential first
   mortgages............   1,418,577   2,140,862     19,801     24,715    369      301
  Other residential
   mortgages............   1,850,336   1,561,292      8,395      5,366    656      486
  Dealer indirect.......   2,017,416   1,272,241        168      1,332  3,490    2,357
  Revolving credit......     254,821     426,075        -0-        -0-  2,288    7,593
  Other consumer........     443,278     478,982        154      1,020  1,032    2,037
                         ----------- ----------- ---------- ---------- ------  -------
    Total consumer......   5,984,428   5,879,452     28,518     32,433  7,835   12,774
                         ----------- ----------- ---------- ---------- ------  -------
                         $13,193,722 $12,206,942 $   66,580 $   88,760 $8,980  $14,250
                         =========== =========== ========== ========== ======  =======

--------
 * Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                       Table 5--Allowance for Loan Losses

                             1999                          1998
                          ----------- -----------------------------------------------
                          1st Quarter 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $176,075    $175,046    $174,079    $179,347    $179,197
Loans charged off.......    (13,939)    (16,553)    (12,584)    (19,248)    (20,880)
Recoveries of loans
 previously charged
 off....................      4,959       5,282       5,551       5,446       6,630
                           --------    --------    --------    --------    --------
Net charge-offs.........     (8,980)    (11,271)     (7,033)    (13,802)    (14,250)
Addition to allowance
 charged to expense.....      9,500      12,300       8,000      23,434      14,400
Allowance sold..........        -0-         -0-         -0-     (14,900)        -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $176,595    $176,075    $175,046    $174,079    $179,347
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.34%       1.37%       1.40%       1.40%       1.47%
Allowance for loan
 losses to nonperforming
 loans..................     265.24%     266.49%     236.10%     230.57%     202.06%
Allowance for loan
 losses to nonperforming
 assets.................     227.85%     228.26%     207.57%     206.51%     179.68%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.28%       0.35%       0.22%       0.45%       0.47%

                         Table 6--Nonperforming Assets

                              1999                      1998
                            --------  -----------------------------------------
                                                                         March
                            March 31  December 31 September 30 June 30    31
                            --------  ----------- ------------ -------  -------
                                         (Dollars in thousands)
 Nonaccrual loans.......... $66,580     $66,072     $74,141    $75,501  $88,760
 Foreclosed properties.....  10,020      10,237       9,225      8,035    9,902
 Repossessions.............     904         828         967        761    1,154
                            -------     -------     -------    -------  -------
 Total nonperforming
  assets*.................. $77,504     $77,137     $84,333    $84,297  $99,816
                            =======     =======     =======    =======  =======
 Nonperforming assets* to
  loans net of unearned
  income, foreclosed
  properties and
  repossessions............    0.59%       0.60%       0.67%      0.68%    0.82%
 Accruing loans 90 days
  past due................. $26,077     $23,832     $29,586    $25,701  $32,363

--------
*Exclusive of accruing loans 90 days past due.

                        Table 7--Investment Securities

                                       March 31, 1999        March 31, 1998
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
 U.S. Treasury and federal agency
  securities....................... $1,657,829 $1,664,875 $2,145,884 $2,156,232
 State, county and municipal
  securities.......................    151,914    153,294    108,117    111,508
 Other securities..................    215,261    214,901    226,570    226,149
                                    ---------- ---------- ---------- ----------
                                    $2,025,004 $2,033,070 $2,480,571 $2,493,889
                                    ========== ========== ========== ==========
Available-for-sale:
 U.S. Treasury and federal agency
  securities....................... $2,739,586            $2,843,550
 Other securities..................    347,374               205,981
                                    ----------            ----------
                                    $3,086,960            $3,049,531
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 1999, were approximately 5.2 years and 6.79%, respectively. Included in the combined portfolios was $4.4 billion of mortgage-backed securities, $447 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 1999, were approximately 4.9 years and 6.75% respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.8 years.
2. The available-for-sale portfolio included net unrealized gains of $10.7 million and $38.0 million at March 31, 1999 and 1998, respectively.

                  Table 8--Other Interest-Bearing Liabilities

                                                                  March 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
Other borrowed funds:
 Treasury, tax and loan notes................................ $105,254 $175,879
 Short-term bank notes.......................................   50,000  275,000
 Other short-term debt.......................................   20,928   19,004
                                                              -------- --------
  Total other borrowed funds................................. $176,182 $469,883
                                                              ======== ========

Other long-term debt:
 6.75% Subordinated Debentures Due 2025...................... $149,884 $149,867
 6.45% Subordinated Notes Due 2018...........................  304,393  305,032
 6.125% Subordinated Notes Due 2009..........................  174,243      -0-
 7.75% Subordinated Notes Due 2004...........................  149,527  149,435
 Subordinated Capital Notes Due 1999.........................   99,989   99,860
 Long-term notes payable.....................................   10,880   35,976
                                                              -------- --------
  Total other long-term debt................................. $888,916 $740,170
                                                              ======== ========

                      Table 9--Capital Amounts and Ratios

                                                       March 31
                                          ------------------------------------
                                                1999              1998
                                          ----------------  ------------------
                                            Amount   Ratio    Amount     Ratio
                                          ---------- -----  -----------  -----
                                                (Dollars in thousands)
Tier 1 capital:
 AmSouth................................. $1,188,505  6.53%  $1,155,302   7.22%
 AmSouth Bank............................  1,495,878  8.25    1,467,730   9.18

Total capital:
 AmSouth................................. $1,960,199 10.78%  $1,953,923  12.21%
 AmSouth Bank............................  1,972,473 10.88    1,947,077  12.18

Leverage:
 AmSouth................................. $1,188,505  6.07%  $1,155,302   6.20%
 AmSouth Bank............................  1,495,878  7.66    1,467,730   7.87

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

  Item 6(b)--Reports on Form 8-K

  Three reports on Form 8-K were filed by AmSouth during the period January 1, 1999 to March 31, 1999.

      (a) A report was filed on February 23, 1999, to report AmSouth's preliminary results of operations for the fourth quarter of 1998 and for the fiscal year ended December 31, 1998.

      (b) A report was filed on March 1, 1999, with respect to certain documents related to the issuance and sale of AmSouth's 6.125% Subordinated Notes due 2009.

      (c) A report was filed on April 23, 1999, to report that AmSouth's Board of Directors had approved (i) a three-for-two stock split with respect to the Company's common stock with a record date of April 30, 1999, and a payable date of May 24, 1999, and (ii) the repurchase of up to approximately 8.7 million shares of outstanding AmSouth common stock (approximately 13.1 million shares on a post-split basis) over a two-year period.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
May 12, 1999                              By: _________________________________
                                                     C. Dowd Ritter
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

May 12, 1999                                   /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                 Robert R. Windelspecht
                                              Executive Vice President and
                                                       Controller

                                 EXHIBIT INDEX

  The following is a list of exhibits including items incorporated by reference.

  3-a Restated Certificate of Incorporation of AmSouth Bancorporation

  3-b By-Laws of AmSouth Bancorporation (1)

  15 Letter Re: Unaudited Interim Financial Information

  27 Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.