Form 10-Q
period 1999-06-30
AMSOUTH BANCORPORATION
filed 1999-08-13
CIK 3133

 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For the Quarterly Period Ended June 30, 1999    Commission file number 1-7476

                             AmSouth Bancorporation
             (Exact Name of registrant as specified in its charter)

                   Delaware                                         63-0591257
        (State or other jurisdiction of
         Incorporation or Organization)                 (I.R.S. Employer Identification No.)

             AmSouth--Sonat Tower
            1900 Fifth Avenue North
              Birmingham, Alabama                                      35203
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

As of August 10, 1999, AmSouth Bancorporation had 176,480,140 shares of common stock outstanding.

 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.  Financial Information

          Item 1. Financial Statements (Unaudited)......................     3

                  Consolidated Statement of Condition--June 30, 1999,
                     December 31, 1998, and June 30, 1998...............     3

                  Consolidated Statement of Earnings--Six months and
                     three months ended June 30, 1999 and 1998..........     4

                  Consolidated Statement of Shareholders' Equity--Six
                     months ended June 30, 1999.........................     5

                  Consolidated Statement of Cash Flows--Six months ended
                     June 30, 1999 and 1998.............................     6

                  Notes to Consolidated Financial Statements............     7

                  Independent Accountants' Review Report................    10

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................    11

 Part II. Other Information

          Item 1. Legal Proceedings.....................................    23

          Item 4. Submission of Matters to a Vote of Security Holders...    23

          Item 5. Other Information.....................................    23

          Item 6. Exhibits and Reports on Form 8-K......................    24

 Signatures..............................................................   25

 Exhibit Index ..........................................................   26

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

                                     PART I
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                            June 30    December 31    June 30
                                             1999         1998         1998
                                          -----------  -----------  -----------
                                                    (In thousands)
ASSETS
Cash and due from banks.................  $   556,646  $   619,599  $   577,138
Federal funds sold and securities
 purchased under agreements to resell...       19,050        5,609       11,850
Trading securities......................        6,071        4,144        2,370
Available-for-sale securities...........    3,474,272    3,029,372    3,337,235
Held-to-maturity securities (market
 value of $2,179,937, $2,162,102 and
 $2,562,259, respectively)..............    2,215,267    2,147,044    2,544,386
Mortgage loans held for sale............      100,928      148,461       83,176
Other interest-earning assets...........       15,745       29,276       34,318
Loans...................................   13,220,747   12,977,467   12,535,316
Less: Allowance for loan losses.........      177,082      176,075      174,079
  Unearned income.......................      136,402      107,604       98,781
                                          -----------  -----------  -----------
   Net loans............................   12,907,263   12,693,788   12,262,456
Premises and equipment, net.............      334,475      336,772      321,563
Customers' acceptance liability.........        1,899        3,947        1,806
Accrued interest receivable and other
 assets.................................      960,402      883,667      805,846
                                          -----------  -----------  -----------
                                          $20,592,018  $19,901,679  $19,982,144
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 2,305,271  $ 2,215,887  $ 2,063,417
 Interest-bearing demand................    4,400,267    4,559,470    3,979,689
 Savings................................      935,484      980,829    1,014,260
 Time...................................    4,510,245    4,553,666    4,815,941
 Certificates of deposit of $100,000 or
  more..................................      925,240      973,952    1,084,947
                                          -----------  -----------  -----------
   Total deposits.......................   13,076,507   13,283,804   12,958,254
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,587,206    1,482,100    1,125,065
 Other borrowed funds...................      388,149       88,873      988,472
 Long-term Federal Home Loan Bank
  advances..............................    2,925,084    2,500,117    2,406,279
 Other long-term debt...................      788,866      739,642      739,899
                                          -----------  -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   18,765,812   18,094,536   18,217,969
Acceptances outstanding.................        1,899        3,947        1,806
Accrued expenses and other liabilities..      400,054      375,567      341,380
                                          -----------  -----------  -----------
   Total liabilities....................   19,167,765   18,474,050   18,561,155
                                          ===========  ===========  ===========
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares; Issued
   and outstanding--none................          -0-          -0-          -0-
 Common stock--par value $1 a share:
  Authorized--350,000,000 shares;
   Issued--202,414,808, 202,425,450 and
   202,659,021 shares, respectively.....      202,415      202,425      202,659
 Capital surplus........................      454,520      448,620      448,484
 Retained earnings......................    1,215,090    1,133,046    1,058,941
 Cost of common stock in treasury--
  26,248,342, 25,048,731 and 22,543,743
  shares, respectively..................     (405,071)    (367,286)    (304,840)
 Deferred compensation on restricted
  stock.................................      (11,867)      (8,272)      (9,788)
 Accumulated other comprehensive (loss)
  income................................      (30,834)      19,096       25,533
                                          -----------  -----------  -----------
   Total shareholders' equity...........    1,424,253    1,427,629    1,420,989
                                          -----------  -----------  -----------
                                          $20,592,018  $19,901,679  $19,982,144
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                              Six Months       Three Months
                                             Ended June 30     Ended June 30
                                           ----------------- -----------------
                                             1999     1998     1999     1998
                                           -------- -------- -------- --------
                                             (In thousands except per share
                                                          data)
INTEREST INCOME
Loans..................................... $550,797 $534,677 $280,012 $269,944
Available-for-sale securities.............  101,932  103,307   52,916   54,860
Held-to-maturity securities...............   66,448   82,705   32,908   41,654
Trading securities........................       85       48       38       31
Mortgage loans held for sale..............    2,497    2,503    1,260    1,436
Federal funds sold and securities
 purchased under agreements to resell.....      281      404      208      237
Other interest-earning assets.............      536      121      139      121
                                           -------- -------- -------- --------
 Total interest income....................  722,576  723,765  367,481  368,283
                                           -------- -------- -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits..........   67,208   68,638   33,828   35,003
Savings deposits..........................    9,534   14,945    4,668    7,528
Time deposits.............................  119,606  136,417   59,478   67,964
Certificates of deposit of $100,000 or
 more.....................................   24,022   28,294   11,819   14,702
Federal funds purchased and securities
 sold under agreements to repurchase......   37,020   34,080   20,170   16,484
Other borrowed funds......................    4,044   18,359    2,443    9,962
Long-term Federal Home Loan Bank advanc-
 es.......................................   66,147   53,392   33,780   29,354
Other long-term debt......................   24,920   23,351   12,332   12,664
                                           -------- -------- -------- --------
 Total interest expense...................  352,501  377,476  178,518  193,661
                                           -------- -------- -------- --------
NET INTEREST INCOME                         370,075  346,289  188,963  174,622
Provision for loan losses.................   17,000   37,834    7,500   23,434
                                           -------- -------- -------- --------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                353,075  308,455  181,463  151,188
                                           -------- -------- -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts.......   52,813   51,947   26,062   25,888
Trust income..............................   34,504   35,132   17,349   18,153
Consumer investment services income.......   21,897   15,286   12,252    8,055
Mortgage income...........................   12,696    8,590    5,900    4,653
Portfolio income..........................    7,761    3,831    3,295    1,535
Bank owned life insurance policies
 (BOLI)...................................    9,330    9,922    4,846    5,886
Net gain on sale of businesses............        0   27,974        0   27,974
Other noninterest revenues................   38,193   31,495   18,429   16,228
                                           -------- -------- -------- --------
 Total noninterest revenues...............  177,194  184,177   88,133  108,372
                                           -------- -------- -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits............  158,389  144,631   79,805   76,914
Net occupancy expense.....................   28,767   28,086   14,354   14,211
Equipment expense.........................   31,797   32,066   16,329   16,876
Marketing expense.........................   10,764   10,036    5,403    5,028
Postage and office supplies...............   12,245   11,961    5,916    6,502
Communications expense....................   11,727   11,479    5,876    5,804
Amortization expense......................    8,365    8,722    4,193    4,196
Other noninterest expenses................   44,689   48,147   22,886   28,683
                                           -------- -------- -------- --------
 Total noninterest expenses...............  306,743  295,128  154,762  158,214
                                           -------- -------- -------- --------
INCOME BEFORE INCOME TAXES                  223,526  197,504  114,834  101,346
Income taxes..............................   78,947   70,011   40,586   35,876
                                           -------- -------- -------- --------
 NET INCOME............................... $144,579 $127,493 $ 74,248 $ 65,470
                                           ======== ======== ======== ========
Average common shares outstanding.........  175,611  180,252  175,155  179,052
Earnings per common share................. $   0.82 $   0.71 $   0.42 $   0.37
Diluted average common shares outstand-
 ing......................................  178,361  183,264  177,840  183,231
Diluted earnings per common share......... $   0.81 $   0.70 $   0.42 $   0.36
Cash dividends declared................... $   0.34 $   0.27 $   0.17 $   0.13

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                       Deferred     Accumulated
                                                                     Compensation      Other
                           Common   Capital    Retained   Treasury   on Restricted Comprehensive
                           Stock    Surplus    Earnings     Stock        Stock     Income (Loss)   Total
                          --------  --------  ----------  ---------  ------------- ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 1999...................  $134,950  $516,095  $1,133,046  $(367,286)   $ (8,272)     $ 19,096    $1,427,629
Adjustment for the ef-
 fect of 3-for-2 common
 stock split............    67,475   (67,475)        -0-        -0-         -0-           -0-           -0-
                          --------  --------  ----------  ---------    --------      --------    ----------
BALANCE AT JANUARY 1,
 1999, RESTATED.........   202,425   448,620   1,133,046   (367,286)     (8,272)       19,096     1,427,629
Comprehensive income:
 Net income.............       -0-       -0-     144,579        -0-         -0-           -0-       144,579
 Other comprehensive in-
  come, net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-       -0-         -0-        -0-         -0-       (49,930)      (49,930)
                                                                                                 ----------
Comprehensive income....                                                                             94,649
Cash dividends declared
 ($0.34 per common
 share).................       -0-       -0-     (58,233)       -0-         -0-           -0-       (58,233)
Common stock transac-
 tions:
 Purchase of common
  stock.................       -0-       -0-         -0-    (61,646)        -0-           -0-       (61,646)
 Benefit stock plans....       (10)    5,793      (4,302)    21,092      (3,595)          -0-        18,978
 Dividend reinvestment
  plan..................       -0-       107         -0-      2,769         -0-           -0-         2,876
                          --------  --------  ----------  ---------    --------      --------    ----------
BALANCE AT JUNE 30,
 1999...................  $202,415  $454,520  $1,215,090  $(405,071)   $(11,867)     $(30,834)   $1,424,253
                          ========  ========  ==========  =========    ========      ========    ==========
Disclosure of
 reclassification
 amount:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                             $(45,877)
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                                4,053
                                                                                     --------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                             $(49,930)
                                                                                     ========



                  See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months
                                                           Ended June 30
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                          (In thousands)
OPERATING ACTIVITIES
Net income..........................................  $   144,579  $   127,493
Adjustments to reconcile net income to net cash pro-
 vided by operating activities:
  Provision for loan losses.........................       17,000       37,834
  Depreciation and amortization of premises and
   equipment........................................       22,606       18,650
  Amortization of premiums and discounts on held-to-
   maturity securities and available-for-sale
   securities.......................................        1,973       (1,662)
  Net decrease (increase) in mortgage loans held for
   sale.............................................       47,533       (2,356)
  Net increase in trading securities................       (1,927)        (964)
  Net gains on sales of available-for-sale securi-
   ties.............................................       (6,495)      (2,458)
  Net increase in accrued interest receivable and
   other assets.....................................      (23,077)    (111,594)
  Net increase in accrued expenses and other liabil-
   ities............................................       71,286       67,084
  Provision for deferred income taxes...............       34,393       16,155
  Amortization of intangible assets.................        8,177        8,246
  Other operating activities, net...................       (1,260)       4,838
                                                      -----------  -----------
   Net cash provided by operating activities........      314,788      161,266
                                                      -----------  -----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of avail-
 able-for-sale securities...........................      487,177      345,019
Proceeds from sales of available-for-sale securi-
 ties...............................................      331,665      298,285
Purchases of available-for-sale securities..........   (1,426,919)  (1,420,939)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities........................      443,457      432,874
Purchases of held-to-maturity securities............     (524,321)    (671,744)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell....      (13,441)       7,150
Net decrease (increase) in other interest-earning
 assets.............................................       13,531      (34,318)
Net increase in loans...............................     (233,466)    (298,823)
Net purchases of premises and equipment.............      (20,309)     (26,013)
                                                      -----------  -----------
  Net cash used by investing activities.............     (942,626)  (1,368,509)
                                                      -----------  -----------
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and sav-
 ings accounts......................................     (115,164)       5,935
Net (decrease) increase in time deposits............      (92,050)       7,256
Net increase (decrease) in federal funds purchased
 and securities sold under agreements to
 repurchase.........................................      105,106     (310,860)
Net increase in other borrowed funds................      299,276        2,554
Issuance of long-term Federal Home Loan Bank
 advances and other long-term debt..................      724,231    1,719,973
Payments for maturing long-term debt................     (249,937)    (206,942)
Cash dividends paid.................................      (58,233)     (48,201)
Cash payment for special rights and warrants on com-
 mon stock..........................................          -0-         (355)
Proceeds from benefit and dividend reinvestment
 plans..............................................       13,302       13,451
Purchase of common stock............................      (61,646)     (56,930)
                                                      -----------  -----------
  Net cash provided by financing activities.........      564,885    1,125,881
                                                      -----------  -----------
Decrease in cash and cash equivalents...............      (62,953)     (81,362)
Cash and cash equivalents at beginning of period....      619,599      658,500
                                                      -----------  -----------
Cash and cash equivalents at end of period..........  $   556,646  $   577,138
                                                      ===========  ===========

                  See notes to consolidated financial statements.

                 AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements
                                  (Unaudited)

                    Six Months Ended June 30, 1999 and 1998

   General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income. All common share data presented in the consolidated financial statements reflect a three-for-two stock split completed on May 24, 1999. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1998 annual report on Form 10-K.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (Statement
133), was issued by the Financial Accounting Standards Board (FASB). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (Statement 137), which defers the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations has not been determined at this time.

   Cash Flows--For the six months ended June 30, 1999 and 1998, AmSouth paid interest of $355,219,000 and $358,526,000, respectively, and income taxes of $52,894,000 and $29,787,000, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 1999 and 1998, were $6,947,000 and $4,872,000, respectively, and noncash transfers from foreclosed properties to loans were $155,000 and $278,000, respectively. For the six months ended June 30, 1999, noncash transfers from loans to available-for-sale securities and to other assets of approximately $5,572,000 and $6,230,000, respectively, were made in connection with the participation of mortgages to third-party conduits. For the six months ended June 30, 1998, noncash transfers from loans to available-for-sale securities of approximately $49,183,000 were made in connection with mortgage loan securitizations.

   Comprehensive Income--Total comprehensive income was $36,755,000 and $94,649,000 for the three and six months ended June 30, 1999 and $67,421,000 and $126,433,000 for the three and six months ended June 30, 1998. Total comprehensive income consists of net income and the change in the unrealized gain or loss on the Corporation's available-for-sale securities portfolio arising during the period.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                             Three Months
                                                 Ended       Six Months Ended
                                                June 30           June 30
                                           ----------------- -----------------
                                             1999     1998     1999     1998
                                           -------- -------- -------- --------
                                             (In thousands except per share
                                                          data)
Earnings per common share computation:
 Numerator:
  Net income.............................. $ 74,248 $ 65,470 $144,579 $127,493
 Denominator:
  Average common shares outstanding.......  175,155  179,052  175,611  180,252
Earnings per common share................. $    .42 $    .37 $    .82 $    .71
Diluted earnings per common share
 computation:
 Numerator:
  Net income.............................. $ 74,248 $ 65,470 $144,579 $127,493
 Denominator:
  Average common shares outstanding.......  175,155  179,052  175,611  180,252
  Dilutive shares contingently issuable...    2,685    4,179    2,750    3,012
                                           -------- -------- -------- --------
   Average diluted common shares
    outstanding...........................  177,840  183,231  178,361  183,264
Diluted earnings per common share......... $    .42 $    .36 $    .81 $    .70

   Pending Acquisition--On May 31, 1999, the Corporation entered into a definitive agreement providing for the acquisition of First American Corporation ("First American") by the Corporation. Terms of the agreement provide for First American shareholders to receive 1.871 shares of the Corporation's common stock for each outstanding share of First American common stock in a transaction to be accounted for as a pooling-of-interests. First American is a financial services holding company headquartered in Nashville, Tennessee. At June 30, 1999, First American had total assets of $21.5 billion and total shareholders' equity of $1.8 billion. First American had 375 banking offices in Tennessee, Mississippi, Louisiana, Virginia, Georgia, Kentucky, and Arkansas at June 30, 1999. The transaction is expected to be completed during the fourth quarter of 1999. In order to have sufficient shares to complete the transaction, AmSouth shareholders are being asked to approve an amendment to the AmSouth certificate of incorporation to increase the number of authorized shares of AmSouth common stock from 350 million to 750 million shares.

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

   On April 15, 1999, a three-for-two common stock split in the form of a 50 percent common stock dividend was announced. The stock dividend was paid May 24 to shareholders of record as of April 30.

   On April 15, 1999, AmSouth's Board of Directors approved the repurchase of approximately 13,100,000 shares of the Company's outstanding common stock for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. From April 15, 1999 to May 30, 1999, AmSouth purchased 655,200 shares at a cost of $20,398,000. The authorization was rescinded by the Board of Directors on May 31, 1999.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Capital Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes BOLI income and corporate expenses such as corporate overhead and goodwill amortization. All revenues and expenses related to the bond administration and stock transfer businesses, sold in 1998, are included in Treasury & Other for 1998. The following is a summary of the segment performance for the three months and six months ended June 30, 1999 and 1998:

                             Consumer Commercial  Capital   Treasury &
                             Banking   Banking   Management   Other     Total
                             -------- ---------- ---------- ---------- --------
                                               (In thousands)
Three Months Ended June 30,
 1999
Net interest income from
 external customers........  $ 68,698  $ 94,495   $  (180)   $25,950   $188,963
Internal funding...........    55,396   (36,372)      433    (19,457)       -0-
                             --------  --------   -------    -------   --------
Net interest income........   124,094    58,123       253      6,493    188,963
Noninterest revenues.......    38,655    11,572    29,605      8,301     88,133
                             --------  --------   -------    -------   --------
Total revenues.............   162,749    69,695    29,858     14,794    277,096
Provision for loan losses..     6,005     1,008       -0-        487      7,500
Noninterest expenses.......    89,684    25,009    20,496     19,573    154,762
                             --------  --------   -------    -------   --------
Income before income
 taxes.....................    67,060    43,678     9,362     (5,266)   114,834
Income taxes...............    25,226    16,358     3,502     (4,500)    40,586
                             --------  --------   -------    -------   --------
Segment net income.........  $ 41,834  $ 27,320   $ 5,860    $  (766)  $ 74,248
                             ========  ========   =======    =======   ========
Three Months Ended June 30,
 1998
Net interest income from
 external customers........  $ 48,404  $ 91,428   $  (654)   $35,444   $174,622
Internal funding...........    60,643   (38,178)    1,420    (23,885)       -0-
                             --------  --------   -------    -------   --------
Net interest income........   109,047    53,250       766     11,559    174,622
Noninterest revenues.......    37,999     7,767    24,657     37,949    108,372
                             --------  --------   -------    -------   --------
Total revenues.............   147,046    61,017    25,423     49,508    282,994
Provision for loan losses..    11,164     2,639       -0-      9,631     23,434
Noninterest expenses.......    86,653    24,236    17,836     29,489    158,214
                             --------  --------   -------    -------   --------
Income before income
 taxes.....................    49,229    34,142     7,587     10,388    101,346
Income taxes...............    18,494    12,828     2,335      2,219     35,876
                             --------  --------   -------    -------   --------
Segment net income.........  $ 30,735  $ 21,314   $ 5,252    $ 8,169   $ 65,470
                             ========  ========   =======    =======   ========
Six Months Ended June 30,
 1999
Net interest income from
 external customers........  $128,556  $188,248   $  (439)   $53,710   $370,075
Internal funding...........   114,708   (73,666)    1,010    (42,052)       -0-
                             --------  --------   -------    -------   --------
Net interest income........   243,264   114,582       571     11,658    370,075
Noninterest revenues.......    78,109    23,849    56,409     18,827    177,194
                             --------  --------   -------    -------   --------
Total revenues.............   321,373   138,431    56,980     30,485    547,269
Provision for loan losses..    14,801     1,192       -0-      1,007     17,000
Noninterest expenses.......   178,195    50,564    38,984     39,000    306,743
                             --------  --------   -------    -------   --------
Income before income
 taxes.....................   128,377    86,675    17,996     (9,522)   223,526
Income taxes...............    48,300    32,414     6,739     (8,506)    78,947
                             --------  --------   -------    -------   --------
Segment net income.........  $ 80,077  $ 54,261   $11,257    $(1,016)  $144,579
                             ========  ========   =======    =======   ========
Six Months Ended June 30,
 1998
Net interest income from
 external customers........  $ 98,427  $185,954   $(1,620)   $63,528   $346,289
Internal funding...........   117,894   (81,213)    3,015    (39,696)       -0-
                             --------  --------   -------    -------   --------
Net interest income........   216,321   104,741     1,395     23,832    346,289
Noninterest revenues.......    74,139    16,072    47,632     46,334    184,177
                             --------  --------   -------    -------   --------
Total revenues.............   290,460   120,813    49,027     70,166    530,466
Provision for loan losses..    24,101     3,951       -0-      9,782     37,834
Noninterest expenses.......   167,029    47,854    33,525     46,720    295,128
                             --------  --------   -------    -------   --------
Income before income
 taxes.....................    99,330    69,008    15,502     13,664    197,504
Income taxes...............    37,312    25,923     5,422      1,354     70,011
                             --------  --------   -------    -------   --------
Segment net income.........  $ 62,018  $ 43,085   $10,080    $12,310   $127,493
                             ========  ========   =======    =======   ========

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998, and the consolidated statement of shareholders' equity for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

August 10, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  AmSouth reported net income of $144.6 million for the six months ended June 30, 1999, a 13.4% increase over net income of $127.5 million for the same period of 1998. Diluted earnings per common share were $.81 and $.70 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. AmSouth's year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.45% and an annualized return on average equity (ROE) of 20.47% for 1999 compared to 1.34% and 18.22%, respectively, for the first six months of 1998.

  Net income for the second quarter of 1999 was $74.2 million compared to $65.5 million for the same period of 1998. Diluted earnings per common share were $.42 and $.36, respectively. ROA and ROE for the second quarter of 1999 were 1.46% and 20.87%, respectively, compared to 1.34% and 18.48%, respectively, for the second quarter of 1998.

  Total assets were $20.6 billion at quarter end, compared to 1998's quarter-end assets of $20.0 billion. The increase was primarily the result of continued loan growth over the past year. Loans net of unearned income at June 30, 1999, increased $.6 billion from June 30, 1998, to $13.1 billion. On a managed basis, which includes commercial and residential loans participated to third-party conduits, loans increased $2.3 billion to $15.4 billion at quarter end. The increases in the managed loan portfolio occurred primarily in commercial and industrial, commercial real estate, home equity, and indirect lending.

  On the funding side of the balance sheet, total deposits at June 30, 1999 increased slightly, with decreases in time deposits offsetting a 6.8% and 11.7% increase in lower cost deposits and noninterest-bearing demand deposits, respectively. AmSouth continued to increase its use of Federal Home Loan Bank
(FHLB) advances as a funding source. FHLB advances increased to $2.9 billion at June 30, 1999, a 21.6% increase over 1998 second-quarter end.

Net Interest Income

  Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1999, was $373.0 million, a 6.8% increase over the same period of 1998. The increase can be attributed to lower funding costs and a shift in the mix of AmSouth's earning assets from investment securities to higher yielding loans. This resulted in a widening of the net interest margin to 4.09% from 3.98% for the six months ended June 30, 1998. Lower borrowing and deposit rates across all categories of deposits contributed to the lower funding costs. The improvement was further enhanced by a shift in the deposit mix from higher cost consumer CDs to noninterest-bearing demand and lower cost interest checking and money market deposit accounts.

  Net interest income on a fully taxable equivalent basis for the three months ended June 30, 1999 was $190.5 million, an 8.3% increase over the same period of 1998. The net interest margin and the net interest spread increased 18 and 24 basis points, respectively, from the prior year. The reasons for the increases were primarily the same as those discussed in the year-to-date analysis.

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

  Based on the results of the simulation model as of June 30, 1999, AmSouth would expect NII to decrease $14.9 million and increase $9.0 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the Company's policy guidelines. Based on June 30, 1998, simulation model results, AmSouth would have expected decreases of $2.8 million and $1.8 million if interest rates had gradually increased or decreased from the rates in effect at the time by 100 basis points over a 12-month period.

  AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1999, AmSouth entered into additional interest rate swaps in the notional amount of $1.1 billion. There have been $15.0 million in maturities or terminations of interest rate swaps in 1999. Interest rate swaps in the notional amount of $435.0 million were called during the first six months of 1999. At June 30, 1999, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $1.6 billion. The swaps added in 1999 as hedges were designated to certain deposits, commercial loans and indebtedness of AmSouth Bank. At June 30, 1999, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

  Table 6 presents a five-quarter analysis of the allowance for loan losses. At June 30, 1999, the allowance for loan losses was $177.1 million, or 1.35% of loans net of unearned income, compared to $174.1 million, or 1.40%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 230.57% at June 30, 1998, to 215.08% at June 30, 1999. Over the same period, the level of nonperforming loans increased $6.8 million.

  Net charge-offs for the quarter ended June 30, 1999, were $7.0 million, a decrease of $6.8 million or 49.2% from $13.8 million a year earlier. For the six months ended June 30, 1999, net charge-offs were $16.0 million, a decrease of $12.1 million, or 43.0%, from $28.1 million for the same period of 1998. Annualized net charge-offs to average loans net of unearned income were 0.21% and 0.24%, respectively, for the three months and six months ended June 30, 1999, compared to 0.45% and 0.46% for the same periods of the prior year. The decrease in net charge-offs occurred primarily in AmSouth's revolving credit portfolio, which decreased $5.5 million and $10.8 million for the three months and six months versus the same periods of 1998. The decline in revolving credit net charge-offs reflects the sale of approximately $169.5 million of under performing credit card loans in the second quarter of 1998. In addition, net charge-offs for the direct consumer lending portfolio decreased $722.0 thousand and $1.7 million for the three months and six months versus the same periods of the prior year. This decrease was offset by a $1.3 million and $2.4 million increase in net charge-offs in AmSouth's indirect lending portfolio for the three and six month period ended June 30, 1999 versus the same periods of 1998. Annualized net charge-offs for the consumer loan portfolio fell to 0.32% and 0.42% of average consumer loans for the three months and six months ended June 30, 1999, compared to 0.72% and 0.80% for the prior year. The provision for loan losses for the second quarter was $7.5 million and $17.0 million for the first six months of 1999 compared to $23.4 million and $37.8 million for the year-earlier periods. The 1999 provision reflects loan loss exposure related to the overall growth in the loan portfolio and the change in the mix of the loan portfolio.

  Table 7 presents a five-quarter comparison of the components of nonperforming assets. At June 30, 1999, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions, increased four basis points to 0.72% compared to June 30, 1998. The level of nonperforming assets decreased $10.1 million during the same period.

  Included in nonperforming assets at June 30, 1999 and 1998, was $30.1 million and $46.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted approximately all of these impaired loans. At June 30, 1999 and 1998, there was $12.3 million and $4.5 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended June 30, 1999 and 1998, was $20.6 million and $50.6 million, respectively, and $29.3 million and $49.9 million, respectively, for the six months ended June 30, 1999 and 1998. AmSouth recorded no material interest income on its impaired loans during the three months and six months ended June 30, 1999.

Noninterest Revenues and Noninterest Expenses

  Year-to-date noninterest revenues totaled $177.2 million at June 30, 1999, compared to $184.2 million for the prior-year period. Included in noninterest revenues for 1998 was a $28.0 million gain from the sale of AmSouth's bond administration and stock transfer businesses and the sale of certain credit card assets during the second quarter of 1998. Excluding the effects of this one-time gain, noninterest revenues rose $21.0 million or 13.4% compared to the same period a year earlier. Growth occurred in most major categories, including consumer investment services income, mortgage income and portfolio income. Consumer investment services income increased $6.6 million primarily as a result of a higher sales volume of annuity products. Mortgage income increased $4.1 million primarily as a result of gains on the sale of residential mortgage loans to third-party conduits partially offset by a decrease in gains on sale of servicing. Other noninterest revenues increased $6.7 million primarily due to an increase in income from commercial loan conduit activity. Noninterest revenues for the second quarter of 1999 were $88.1 million. Excluding the one-time gain in the second quarter of 1998, noninterest revenues for the quarter increased 9.6%. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

  Year-to-date noninterest expenses increased 3.9% to $306.7 million at June 30, 1999, compared to $295.1 million for the prior year. Salaries and employee benefits increased $13.8 million when compared to the same period a year ago. The increase is primarily due to an increased number of employees associated with new revenue initiatives, annual merit increases and incentives associated with AmSouth's stronger financial performance. Other noninterest expenses decreased 7.2% to $44.7 million at June 30, 1999, primarily due to the initial funding of AmSouth's charitable foundation in the second quarter of 1998. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

  At June 30, 1999, shareholders' equity totaled $1.4 billion or 6.92% of total assets. Since December 31, 1998, shareholders' equity decreased $3.4 million as dividends of $58.2 million and the purchase of 2,007,000 shares of AmSouth common stock for $61.6 million offset the increase from net income of $144.6 million.

  Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 1999 and 1998. At June 30, 1999, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the bank was well capitalized at June 30, 1999.

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

  A Year 2000 project team, consisting of professionals from all areas of AmSouth, was created in 1997 to plan and oversee AmSouth's Year 2000 efforts. A plan was developed which involves the following five phases: awareness, assessment, remediation, testing, and implementation. The plan also included communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, AmSouth has fully completed its assessment phase of all systems that could be affected by the Year 2000. As part of the assessment phase, systems that have the greatest impact on the operations of AmSouth were designated as mission critical systems. The remediation, testing and implementation phases for all internal mission critical systems are 100% complete, with all phases meeting relevant regulatory guidelines. Even after testing and implementation, AmSouth will continue testing throughout 1999 to reaffirm the Year 2000 compliance of mission critical systems.

  A small number of mission critical systems are provided by third parties on a service bureau basis, such as credit card processing and services supporting securities brokerage businesses. All such third-party providers of mission critical services have certified their Year 2000 readiness and all completed their testing by March 31, 1999, as required by federal banking regulations. Further, AmSouth is now utilizing the Year 2000 compliant versions of all third-party mission critical systems, as was required by June 30, 1999, according to federal banking regulations.

  While AmSouth's greatest focus and efforts to date have been on preparing mission critical systems for the Year 2000, substantially all noncritical systems have been remediated, tested and implemented.

  In addition, AmSouth is continuing the process of assessing the Year 2000 readiness of its significant customers, suppliers and counterparties. In the fourth quarter of 1997, AmSouth began researching the issue of Year 2000 and the possible impact of Year 2000 on its loan customers' liquidity and their ability to repay their loans. Early last year, AmSouth established an education and assessment program for all of its commercial loan customers with credit exposure of $100,000 or more. Meetings were held with these customers to assess their risk of Year 2000 problems as well as their understanding and progress toward preparing their systems to operate in the Year 2000. AmSouth plans to continue to assess and evaluate the impact of Year 2000 in its credit analysis of current and future loan customers throughout 1999 and 2000.

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

  AmSouth has contacted all of its essential suppliers regarding their Year 2000 compliance and has completed an analysis of the possible impact of noncompliance on their ability to fulfill their commitments to AmSouth. To date, AmSouth is not aware of any external supplier with a Year 2000 issue that would materially impact AmSouth's results of operations, liquidity or capital resources.

  The potential impact of the Year 2000 issue on AmSouth's responsibilities when it acts in a fiduciary capacity is also being considered. Assets under fiduciary management are being reviewed to assess the possible impact of the Year 2000 issue on their value. The extent of analysis of particular assets is based on an assessment of their risk characteristics. This will be combined with a review of accounts above a predetermined dollar amount. Consideration of Year 2000 issues will be a part of ongoing activities, including investment selection and acceptance of new accounts.

  In recent years, AmSouth has invested heavily in new technology to improve service and competitiveness. In addition, AmSouth utilizes common operating systems company-wide. As a result, AmSouth estimates that the total incremental cost of Year 2000 compliance, which excludes the cost to upgrade and replace systems in the ordinary course of business, will not exceed $10.0 million, the majority of which has already been expensed.

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

  While AmSouth has no reason to conclude that a failure will occur, the most likely worst-case Year 2000 scenarios entail those items over which AmSouth has no control, including (1) unpredictable actions resulting from irrational public demand even if the Year 2000 issue actually presents no problems and
(2) a scenario where a disruption or failure of AmSouth's power suppliers or voice and data transmission suppliers impacts AmSouth, its customers, vendors, and the public infrastructure. If such public reaction or a failure were to occur, AmSouth would implement a contingency plan. While it is impossible to quantify the impact of such scenarios, the most reasonably likely worst-case scenario would entail liquidity issues related to increased customer withdrawals or the diminishment of service levels, resulting in customer inconvenience, and additional costs associated with the implementation of contingency plans.

  AmSouth has comprehensive contingency plans in place to address these scenarios and other possible system and service failures that could occur outside of AmSouth's control in an effort to minimize the impact on AmSouth of other organizations' failures to properly remediate their systems. These plans include having back-up power and telecommunication sources and sufficient resources to deal with possible increased liquidity demands. Additionally, AmSouth is finalizing its event plans and outlining responsibilities for the days immediately preceding and including the date change.

                           Table 1--Financial Summary

                                 June 30
                         ------------------------    %
                            1999         1998      Change
                         -----------  -----------  ------
                                 (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned
  income................ $13,084,345  $12,436,535    5.2%
 Total assets...........  20,592,018   19,982,144    3.1
 Total deposits.........  13,076,507   12,958,254    0.9
 Shareholders' equity...   1,424,253    1,420,989    0.2
Year-to-date average
 balances:
 Loans net of unearned
  income................ $13,242,777  $12,250,765    8.1%
 Total assets...........  20,093,638   19,220,863    4.5
 Total deposits.........  13,063,187   12,834,029    1.8
 Shareholders' equity...   1,424,225    1,410,787    1.0

                               Six Months                   Three Months
                              Ended June 30                Ended June 30
                         ------------------------    %    -----------------    %
                            1999         1998      Change  1999      1998    Change
                         -----------  -----------  ------ -------  --------  ------
                                  (In thousands except per share data)
Earnings summary
 Net income............. $   144,579  $   127,493   13.4% $74,248  $ 65,470   13.4%
 Per common share*......        0.82         0.71   15.5     0.42      0.37   13.5
 Per common share--
  diluted*..............        0.81         0.70   15.7     0.42      0.36   16.7
Selected ratios
 Return on average
  assets (annualized)...        1.45%        1.34%           1.46%     1.34%
 Return on average
  equity (annualized)...       20.47        18.22           20.87     18.48
 Average equity to
  assets................        7.09         7.34            7.00      7.27
 End-of-period equity to
  assets................        6.92         7.11            6.92      7.11
 End-of-period tangible
  equity to assets......        5.88         5.97            5.88      5.97
 Allowance for loan
  losses to loans net of
  unearned income.......        1.35         1.40            1.35      1.40
 Efficiency ratio.......       55.76        55.33           55.55     55.65
Common stock data*
 Cash dividends
  declared.............. $      0.34  $      0.27         $  0.17  $   0.13
 Book value at end of
  period................        8.08         7.89            8.08      7.89
 Market value at end of
  period................       23.19        26.20           23.19     26.20
 Average common shares
  outstanding...........     175,611      180,252         175,155   179,052
 Average common shares
  outstanding--diluted..     178,361      183,264         177,840   183,231

--------
* Restated for three-for-two common stock split in May 1999.

    Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                     1999                         1998
                          ---------------------------- ----------------------------
                                  Six Months                   Six Months
                                 Ended June 30                Ended June 30
                          ---------------------------- ----------------------------
                            Average    Revenue/ Yield/   Average    Revenue/ Yield/
                            Balance    Expense   Rate    Balance    Expense   Rate
                          -----------  -------- ------ -----------  -------- ------
                             (Taxable equivalent basis--dollars in thousands)
Assets
Interest-earning assets:
 Loans net of unearned
  income................  $13,242,777  $551,681  8.40% $12,250,765  $535,501  8.81%
 Available-for-sale se-
  curities..............    2,996,522   101,932  6.86    2,899,223   103,307  7.19
 Held-to-maturity secu-
  rities:
  Taxable...............    1,890,157    62,494  6.67    2,339,091    78,488  6.77
  Tax-free..............      137,973     5,959  8.71      108,565     6,284 11.67
                          -----------  --------        -----------  --------
  Total held-to-maturity
   securities...........    2,028,130    68,453  6.81    2,447,656    84,772  6.98
                          -----------  --------        -----------  --------
   Total investment se-
    curities............    5,024,652   170,385  6.84    5,346,879   188,079  7.09
 Other interest-earning
  assets................      137,158     3,399  5.00      108,285     3,076  5.73
                          -----------  --------        -----------  --------
  Total interest-earning
   assets...............   18,404,587   725,465  7.95   17,705,929   726,656  8.28
Cash and other assets...    1,851,495                    1,650,114
Allowance for loan loss-
 es.....................     (177,721)                    (176,070)
Market valuation on
 available-for-sale se-
 curities...............       15,277                       40,890
                          -----------                  -----------
                          $20,093,638                  $19,220,863
                          ===========                  ===========
Liabilities and Share-
 holders' Equity
Interest-bearing liabil-
 ities:
 Interest-bearing demand
  deposits..............  $ 4,449,901    67,208  3.05  $ 3,930,887    68,638  3.52
 Savings deposits.......      964,132     9,534  1.99    1,034,660    14,945  2.91
 Time deposits..........    4,540,942   119,606  5.31    4,897,154   136,417  5.62
 Certificates of deposit
  of $100,000 or more         938,477    24,022  5.16    1,003,291    28,294  5.69
 Federal funds purchased
  and securities sold
  under
  agreements to repur-
  chase.................    1,670,137    37,020  4.47    1,306,164    34,080  5.26
 Other interest-bearing
  liabilities...........    3,596,657    95,111  5.33    3,383,078    95,102  5.67
                          -----------  --------        -----------  --------
  Total interest-bearing
   liabilities..........   16,160,246   352,501  4.40   15,555,234   377,476  4.89
                                       --------  ----               -------- -----
Net interest spread.....                         3.55%                        3.39%
                                                 ====                        =====
Noninterest-bearing de-
 mand deposits..........    2,169,735                    1,968,037
Other liabilities.......      339,432                      286,805
Shareholders' equity....    1,424,225                    1,410,787
                          -----------                  -----------
                          $20,093,638                  $19,220,863
                          ===========                  ===========
Net interest
 income/margin on a tax-
 able equivalent basis..                372,964  4.09%               349,180  3.98%
                                                 ====                        =====
Taxable equivalent ad-
 justment:
 Loans..................                    884                          824
 Securities.............                  2,005                        2,067
                                       --------                     --------
  Total taxable equiva-
   lent adjustment......                  2,889                        2,891
                                       --------                     --------
   Net interest income..               $370,075                     $346,289
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                             1999                                                                    1998
                    --------------------------------------------------------- --------------------------------------------------
                          Second Quarter                First Quarter               Fourth Quarter                Third Quarter
                    ---------------------------- ---------------------------- ---------------------------- ---------------------
                      Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                      Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                    -----------  -------- ------ -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                 (Taxable equivalent basis--dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $13,418,941  $280,477  8.38% $13,064,656  $271,204  8.42% $12,787,915  $276,196  8.57% $12,605,379  $275,905
 Available-for-
 sale securities..    3,126,831    52,916  6.79    2,864,766    49,016  6.94    3,044,713    52,318  6.82    3,271,460    56,958
 Held-to-maturity
 securities:
 Taxable..........    1,866,778    30,850  6.63    1,913,794    31,644  6.71    2,079,172    34,403  6.56    2,217,506    37,154
 Tax-free.........      148,369     3,102  8.39      127,462     2,857  9.09      114,211     2,672  9.28      113,616     2,834
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total held-to-
 maturity
 securities.......    2,015,147    33,952  6.76    2,041,256    34,501  6.85    2,193,383    37,075  6.71    2,331,122    39,988
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total investment
  securities......    5,141,978    86,868  6.78    4,906,022    83,517  6.90    5,238,096    89,393  6.77    5,602,582    96,946
 Other interest-
 earning assets...      124,037     1,645  5.32      150,425     1,754  4.73      138,838     1,615  4.61      122,408     1,470
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 earning assets...   18,684,956   368,990  7.92   18,121,103   356,475  7.98   18,164,849   367,204  8.02   18,330,369   374,321
Cash and other
assets............    1,867,225                    1,835,590                    1,768,281                    1,653,319
Allowance for loan
losses............     (178,875)                    (176,554)                    (176,519)                    (175,160)
Market valuation
on available-for-
sale securities...        5,930                       24,728                       39,685                       40,383
                    -----------                  -----------                  -----------                  -----------
                    $20,379,236                  $19,804,867                  $19,796,296                  $19,848,911
                    ===========                  ===========                  ===========                  ===========
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 4,453,899    33,828  3.05  $ 4,445,859    33,380  3.04  $ 4,340,072    36,582  3.34  $ 4,132,755    37,924
 Savings
 deposits.........      954,475     4,668  1.96      973,896     4,866  2.03      981,293     6,107  2.47    1,002,891     7,343
 Time deposits....    4,560,415    59,478  5.23    4,521,253    60,128  5.39    4,641,398    64,825  5.54    4,787,203    67,869
 Certificates of
 deposit of
 $100,000 or
 more.............      938,094    11,819  5.05      938,864    12,203  5.27    1,021,557    14,126  5.49    1,111,031    15,969
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,803,325    20,170  4.49    1,535,469    16,850  4.45    1,478,217    17,693  4.75    1,520,284    20,048
 Other interest-
 bearing
 liabilities......    3,698,198    48,555  5.27    3,493,989    46,556  5.40    3,436,194    47,407  5.47    3,577,479    50,202
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 bearing
 liabilities......   16,408,406   178,518  4.36   15,909,330   173,983  4.44   15,898,731   186,740  4.66   16,131,643   199,355
                                 --------  ----               --------  ----               --------  ----               --------
Net interest
spread............                         3.56%                        3.54%                        3.36%
                                           ====                         ====                         ====
Noninterest-
bearing demand
deposits..........    2,207,191                    2,131,862                    2,143,062                    1,969,029
Other
liabilities.......      336,898                      341,994                      335,663                      326,336
Shareholders'
equity............    1,426,741                    1,421,681                    1,418,840                    1,421,903
                    -----------                  -----------                  -----------                  -----------
                    $20,379,236                  $19,804,867                  $19,796,296                  $19,848,911
                    ===========                  ===========                  ===========                  ===========
Net interest
income/margin on a
taxable equivalent
basis.............                190,472  4.09%               182,492  4.08%               180,464  3.94%               174,966
                                           ====                         ====                         ====
Taxable equivalent
adjustment:
 Loans............                    465                          419                          410                          522
 Securities.......                  1,044                          961                          887                          930
                                 --------                     --------                     --------                     --------
 Total taxable
 equivalent
 adjustment.......                  1,509                        1,380                        1,297                        1,452
                                 --------                     --------                     --------                     --------
  Net interest
  income..........               $188,963                     $181,112                     $179,167                     $173,514
                                 ========                     ========                     ========                     ========
                                 Second Quarter
                           -----------------------------
                    Yield/   Average    Revenue/ Yield/
                     Rate    Balance    Expense   Rate
                    ------ ------------ -------- -------
Assets
Interest-earning
assets:
 Loans net of
 unearned income..   8.68% $12,303,518  $270,372  8.81%
 Available-for-
 sale securities..   6.91    3,101,694    54,860  7.09
 Held-to-maturity
 securities:
 Taxable..........   6.65    2,391,211    39,829  6.68
 Tax-free.........   9.90      102,976     2,712 10.56
                           ------------ --------
 Total held-to-
 maturity
 securities.......   6.81    2,494,187    42,541  6.84
                           ------------ --------
  Total investment
  securities......   6.87    5,595,881    97,401  6.98
 Other interest-
 earning assets...   4.76      126,453     1,825  5.79
                           ------------ --------
 Total interest-
 earning assets...   8.10   18,025,852   369,598  8.22
Cash and other
assets............           1,665,235
Allowance for loan
losses............            (172,135)
Market valuation
on available-for-
sale securities...              37,000
                           ------------
                           $19,555,952
                           ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..   3.64  $ 3,955,644    35,003  3.55
 Savings
 deposits.........   2.90    1,034,423     7,528  2.92
 Time deposits....   5.62    4,848,525    67,964  5.62
 Certificates of
 deposit of
 $100,000 or
 more.............   5.70    1,037,385    14,702  5.68
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....   5.23    1,261,245    16,484  5.24
 Other interest-
 bearing
 liabilities......   5.57    3,702,694    51,980  5.63
                           ------------ --------
 Total interest-
 bearing
 liabilities......   4.90   15,839,916   193,661  4.90
                    ------              -------- -------
Net interest
spread............   3.20%                        3.32%
                    ======                       =======
Noninterest-
bearing demand
deposits..........           2,000,507
Other
liabilities.......             294,212
Shareholders'
equity............           1,421,317
                           ------------
                           $19,555,952
                           ============
Net interest
income/margin on a
taxable equivalent
basis.............   3.79%               175,937  3.91%
                    ======                       =======
Taxable equivalent
adjustment:
 Loans............                           428
 Securities.......                           887
                                        --------
 Total taxable
 equivalent
 adjustment.......                         1,315
                                        --------
  Net interest
  income..........                      $174,622
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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                             Mature  During
                               ------------------------------------------------
                               1999   2000   2001   2003   2008   2009   Total
                               -----  -----  -----  -----  -----  -----  ------
                                         (Dollars in millions)
Receive fixed swaps:
  Notional amount............. $ 250  $ 904  $  84  $  15  $ 175  $ 150  $1,578
  Receive rate................  6.33%  6.27%  5.46%  5.42%  6.27%  6.17%   6.22%
  Pay rate....................  4.97%  4.99%  5.04%  5.14%  4.97%  4.94%   4.98%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from June 30, 1999 rates and using call dates of swaps where applicable. The information presented could change as future interest rates increase or decrease.

                       Table 5--Loans and Credit Quality

                                                                       Net Charge-offs
                                                                         Six Months
                                 Loans*          Nonperforming Loans**      Ended
                                 June 30                June 30            June 30
                         ----------------------- --------------------- ---------------
                            1999        1998        1999       1998     1999    1988
                         ----------- ----------- ---------- ---------- ------- -------
                                                (In thousands)
Commercial:
  Commercial & industri-
   al................... $ 3,599,034 $ 3,710,708 $   28,706 $   18,885 $ 2,955 $ 4,825
  Commercial loan--
   secured by real
   estate...............     581,734     687,135      5,680      9,583     285      70
                         ----------- ----------- ---------- ---------- ------- -------
   Total commercial.....   4,180,768   4,397,843     34,386     28,468   3,240   4,895
                         ----------- ----------- ---------- ---------- ------- -------
Commercial real estate:
  Commercial real estate
   mortgages............   1,386,972   1,092,078     10,630     13,989      12     (49)
  Real estate construc-
   tion.................   1,291,764   1,168,734      9,516      1,972       3      10
                         ----------- ----------- ---------- ---------- ------- -------
   Total commercial real
    estate..............   2,678,736   2,260,812     20,146     15,961      15     (39)
                         ----------- ----------- ---------- ---------- ------- -------
Consumer:
  Residential first
   mortgages............   1,221,862   2,078,567     17,693     24,086     553     703
  Other residential
   mortgages............   1,997,841   1,639,964      9,856      5,259     945   1,198
  Dealer indirect.......   2,301,978   1,347,032        118        987   5,622   3,195
  Revolving credit......     261,927     248,534        -0-        -0-   4,159  14,918
  Other consumer........     441,233     463,783        135        740   1,459   3,182
                         ----------- ----------- ---------- ---------- ------- -------
   Total consumer.......   6,224,841   5,777,880     27,802     31,072  12,738  23,196
                         ----------- ----------- ---------- ---------- ------- -------
                         $13,084,345 $12,436,535 $   82,334 $   75,501 $15,993 $28,052
                         =========== =========== ========== ========== ======= =======

--------
*Net of unearned income.
**Exclusive of accruing loans 90 days past due.

                       Table 6--Allowance for Loan Losses

                                   1999                          1998
                          ----------------------- -----------------------------------
                          2nd Quarter 1st Quarter 4th Quarter 3rd Quarter 2nd Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $176,595    $176,075    $175,046    $174,079    $179,347
Loans charged off.......    (11,703)    (13,939)    (16,553)    (12,584)    (19,248)
Recoveries of loans
 previously charged
 off....................      4,690       4,959       5,282       5,551       5,446
                           --------    --------    --------    --------    --------
Net charge-offs.........     (7,013)     (8,980)    (11,271)     (7,033)    (13,802)
Addition to allowance
 charged to expense.....      7,500       9,500      12,300       8,000      23,434
Allowance sold..........        -0-         -0-         -0-         -0-     (14,900)
                           --------    --------    --------    --------    --------
Balance at end of peri-
 od.....................   $177,082    $176,595    $176,075    $175,046    $174,079
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.35%       1.34%       1.37%       1.40%       1.40%
Allowance for loan
 losses to nonperforming
 loans..................     215.08%     265.24%     266.49%     236.10%     230.57%
Allowance for loan
 losses to nonperforming
 assets.................     187.54%     227.85%     228.26%     207.57%     206.51%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.21%       0.28%       0.35%       0.22%       0.45%

                         Table 7--Nonperforming Assets

                                   1999                       1998
                             -----------------  --------------------------------
                             June 30  March 31  December 31 September 30 June 30
                             -------  --------  ----------- ------------ -------
                                          (Dollars in thousands)
Nonaccrual loans...........  $82,334  $66,580     $66,072     $74,141    $75,501
Foreclosed properties......   10,389   10,020      10,237       9,225      8,035
Repossessions..............    1,701      904         828         967        761
                             -------  -------     -------     -------    -------
 Total nonperforming as-
  sets*....................  $94,424  $77,504     $77,137     $84,333    $84,297
                             =======  =======     =======     =======    =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions.............     0.72%    0.59%       0.60%       0.67%      0.68%
Accruing loans 90 days past
 due.......................  $24,133  $26,077     $23,832     $29,586    $25,701

--------
   * Exclusive of accruing loans 90 days past due.

                        Table 8--Investment Securities

                                        June 30, 1999         June 30, 1998
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
 U.S. Treasury and federal agency
  securities....................... $1,855,118 $1,827,116 $2,189,913 $2,205,037
 State, county and municipal
  securities.......................    174,750    170,715    119,667    122,535
 Other securities..................    185,399    182,106    234,806    234,687
                                    ---------- ---------- ---------- ----------
                                    $2,215,267 $2,179,937 $2,544,386 $2,562,259
                                    ========== ========== ========== ==========
Available-for-sale:
 U.S. Treasury and federal agency
  securities....................... $3,075,077            $3,103,633
 Other securities..................    399,195               233,602
                                    ----------            ----------
                                    $3,474,272            $3,337,235
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 1999, were approximately 6.0 years and 6.79%, respectively. Included in the combined portfolios was $4.4 billion of mortgage-backed securities, $508 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 1999, were approximately 5.7 years and 6.75% respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.7 years.
2. The available-for-sale portfolio included net unrealized (losses)/gains of $(50.0) million and $41.2 million at June 30, 1999 and 1998, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                                   June 30
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
Other borrowed funds:
 Treasury, tax and loan notes................................ $316,341 $775,000
 Short-term bank notes.......................................   50,000  175,000
 Other short-term debt.......................................   21,808   38,472
                                                              -------- --------
  Total other borrowed funds................................. $388,149 $988,472
                                                              ======== ========
Other long-term debt:
 6.75% Subordinated Debentures Due 2025...................... $149,889 $149,871
 6.45% Subordinated Notes Due 2018...........................  304,269  304,798
 6.125% Subordinated Notes Due 2009..........................  174,279      -0-
 7.75% Subordinated Notes Due 2004...........................  149,549  149,458
 Subordinated Capital Notes Due 1999.........................      -0-   99,892
 Long-term notes payable.....................................   10,880   35,880
                                                              -------- --------
  Total other long-term debt................................. $788,866 $739,899
                                                              ======== ========

                      Table 10--Capital Amounts and Ratios

                                                           June 30
                                             -----------------------------------
                                                   1999              1998
                                             ----------------- -----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- ------ ---------- ------
                                                   (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $1,227,950  6.62% $1,151,949  6.83%
  AmSouth Bank..............................  1,516,635  8.20   1,496,248  9.02
Total capital:
  AmSouth................................... $2,021,371 10.90% $1,902,003 11.27%
  AmSouth Bank..............................  1,993,717 10.78   1,970,327 11.88
Leverage:
  AmSouth................................... $1,227,950  6.09% $1,151,949  5.96%
  AmSouth Bank..............................  1,516,635  7.55   1,496,248  7.74

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

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. In recent years, juries in Alabama State courts have made large punitive damage awards in such cases. Legislation was recently enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the exact effect of the legislation at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

   The regular Annual Meeting of Shareholders of AmSouth was held on April 15, 1999, at which meeting the shareholders (i) elected four nominees as directors, and (ii) approved an amendment to AmSouth's Restated Certificate of Incorporation to increase the number of shares of authorized common stock. The following is a tabulation of the voting on this matter.

                             ELECTION OF DIRECTORS

                                                    Votes                Broker
Names                                   Votes For  Withheld Abstentions Nonvotes
-----                                   ---------- -------- ----------- --------
J. Harold Chandler..................... 93,941,427 832,650      N/A         0
James E. Dalton, Jr.................... 93,883,912 890,120      N/A         0
Elmer B. Harris........................ 93,871,119 902,913      N/A         0
James R. Malone........................ 93,844,571 929,461      N/A         0

              AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION

                       Votes                Broker
         Votes For    Against  Abstentions Nonvotes
         ---------    -------  ----------- --------
         90,787,911  4,768,147   318,897       0

Item 5. Other Information

   On May 31, 1999, AmSouth entered into an Agreement and Plan of Merger with First American Corporation pursuant to which each outstanding share of common stock of First American Corporation would be converted into 1.871 shares of AmSouth's common stock. More information concerning the terms of the proposed merger may be found in AmSouth's reports on Form 8-K filed June 2, 1999 and June 8, 1999, which are referred to in Item 6(b) of this Form 10-Q, and the Notes to Financial Statements that are part of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

  Item 6(a)--Exhibits

   The exhibits listed in the Exhibit Index at page 26 of this Form 10-Q are filed herewith or are incorporated by reference herein.

   Item 6(b)--Reports on Form 8-K

   Three reports on Form 8-K were filed by AmSouth during the period April 1, 1999 to June 30, 1999:

      (a) A report was filed on April 23, 1999, to report that AmSouth's Board of Directors had approved (i) a three-for-two stock split with respect to the AmSouth's common stock with a record date of April 30, 1999, and a payable date of May 24, 1999, and (ii) the repurchase up to a specified number of shares of AmSouth's common stock.

      (b) A report was filed on June 2, 1999, to report that AmSouth had entered into a merger agreement with First American Corporation and to provide certain information regarding the merger and related matters, including the recision by AmSouth of the repurchase program mentioned in the immediately preceding paragraph (a).

      (c) A report was filed on June 8, 1999, that included the Agreement and Plan of Merger between AmSouth and First American Corporation and related documents.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
August 11, 1999                           By: _________________________________
                                                     C. Dowd Ritter
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

August 11, 1999                                /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                 Robert R. Windelspecht
                                              Executive Vice President and
                                                       Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

  2 Agreement and Plan of Merger, dated May 31, 1999 (1)

  3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)

  3-b By-Laws of AmSouth Bancorporation (3)

  10 Stock Option Agreements dated June 1, 1999 (4)

  15 Letter Re: Unaudited Interim Financial Information

  27 Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2.1 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1999, incorporated herein by reference.
(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.
(4) Filed as Exhibits 10.1 and 10.2 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference.