Form 10-Q
period 1999-09-30
AMSOUTH BANCORPORATION
filed 1999-11-15
CIK 3133

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


   For the Quarterly Period Ended September 30, 1999
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

As of November 10, 1999, AmSouth Bancorporation had 391,088,837 shares of common stock outstanding.

 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                           Page
                                                                           ----
Part I.Financial Information
     Item 1.a Historical Financial Statements (Unaudited).................   3
        Consolidated Statement of Condition--September 30, 1999, December
             31, 1998, and September 30, 1998.............................   3
        Consolidated Statement of Earnings--Nine months ended September
             30, 1999 and 1998............................................   4
        Consolidated Statement of Shareholders' Equity--Nine months ended
             September 30, 1999...........................................   5
        Consolidated Statement of Cash Flows--Nine months ended September
             30, 1999 and 1998 ...........................................   6
        Notes to Consolidated Financial Statements........................   7
        Independent Accountants' Review Report............................  10
     Item 1.b  Supplemental Combined Financial Information (Unaudited)....  11
     Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of   Operations...................................  14
Part II. Other Information
     Item 1. Legal Proceedings............................................  26
     Item 4. Submission of Matters to a Vote of Security Holders..........  26
     Item 5. Other Information............................................  26
     Item 6. Exhibits and Reports on Form 8-K.............................  27
Signatures................................................................  28
Exhibit Index.............................................................  29

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

                                     PART I
                             FINANCIAL INFORMATION
              Item 1.a Historical Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                          September 30  December 31  September 30
                                              1999         1998          1998
                                          ------------  -----------  ------------
                                                     (In thousands)
ASSETS
Cash and due from banks.................  $   584,176   $   619,599  $   532,758
Federal funds sold and securities
 purchased under agreements to resell...       22,625         5,609          500
Trading securities......................        8,783         4,144        2,689
Available-for-sale securities...........    3,581,168     3,029,372    3,281,129
Held-to-maturity securities (market
 value of $2,126,990, $2,162,102 and
 $2,328,440, respectively)..............    2,170,022     2,147,044    2,297,091
Mortgage loans held for sale............       41,050       148,461       81,483
Other interest-earning assets...........        7,392        29,276       21,988
Loans...................................   13,851,474    12,977,467   12,622,913
Less: Allowance for loan losses.........      177,556       176,075      175,046
Unearned income.........................      143,858       107,604       95,745
                                          -----------   -----------  -----------
   Net loans............................   13,530,060    12,693,788   12,352,122
Premises and equipment, net.............      331,645       336,772      324,903
Customers' acceptance liability.........        1,552         3,947        1,047
Accrued interest receivable and other
 assets.................................      999,322       883,667      797,633
                                          -----------   -----------  -----------
                                          $21,277,795   $19,901,679  $19,693,343
                                          ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
  Noninterest-bearing demand............  $ 2,191,574   $ 2,215,887  $ 2,040,880
  Interest-bearing demand...............    4,546,668     4,559,470    4,185,796
  Savings...............................      884,315       980,829      990,272
  Time..................................    4,332,450     4,553,666    4,700,940
  Certificates of deposit of $100,000
   or more..............................      992,283       973,952    1,099,279
                                          -----------   -----------  -----------
   Total deposits.......................   12,947,290    13,283,804   13,017,167
 Federal funds purchased and securities
  sold under agreements to repurchase...    1,855,606     1,482,100    1,283,025
 Other borrowed funds...................      404,577        88,873      312,156
 Long-term Federal Home Loan Bank
  advances..............................    3,450,082     2,500,117    2,515,118
 Other long-term debt...................      788,805       739,642      739,803
                                          -----------   -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   19,446,360    18,094,536   17,867,269
Acceptances outstanding.................        1,552         3,947        1,047
Accrued expenses and other liabilities..      357,425       375,567      387,070
                                          -----------   -----------  -----------
   Total liabilities....................   19,805,337    18,474,050   18,255,386
                                          -----------   -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
  Authorized--2,000,000 shares; Issued
   and outstanding--none................          -0-           -0-          -0-
 Common stock--par value $1 a share:
  Authorized--750,000,000 shares;
   Issued--202,413,293, 202,425,450 and
   202,635,075 shares, respectively.....      202,413       202,425      202,635
 Capital surplus........................      455,817       448,620      448,424
 Retained earnings......................    1,257,862     1,133,046    1,096,249
 Cost of common stock in treasury--
  25,854,655, 25,048,731 and 23,774,241
  shares, respectively..................     (392,744)     (367,286)    (333,797)
 Deferred compensation on restricted
  stock.................................      (10,607)       (8,272)      (9,054)
 Accumulated other comprehensive (loss)
  income................................      (40,283)       19,096       33,500
                                          -----------   -----------  -----------
   Total shareholders' equity...........    1,472,458     1,427,629    1,437,957
                                          -----------   -----------  -----------
                                          $21,277,795   $19,901,679  $19,693,343
                                          ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                           Nine Months         Three Months
                                       Ended September 30   Ended September 30
                                      --------------------- -------------------
                                         1999       1998      1999      1998
                                      ---------- ---------- --------- ---------
                                        (In thousands except per share data)
INTEREST INCOME
Loans...............................  $  837,013 $  810,060  $286,216  $275,383
Available-for-sale securities.......     161,683    160,265    59,751    56,958
Held-to-maturity securities.........     102,548    121,763    36,100    39,058
Trading securities..................         120         85        35        37
Mortgage loans held for sale........       3,559      3,435     1,063       932
Federal funds sold and securities
 purchased under agreements to re-
 sell...............................         406        690       125       286
Other interest-earning assets.......         706        336       169       215
                                      ---------- ---------- --------- ---------
 Total interest income..............   1,106,035  1,096,634   383,459   372,869
                                      ---------- ---------- --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits....     102,597    106,562    35,389    37,924
Savings deposits....................      13,871     22,288     4,337     7,343
Time deposits.......................     178,661    204,286    59,055    67,869
Certificates of deposit of $100,000
 or more............................      36,162     44,263    12,140    15,969
Federal funds purchased and securi-
 ties sold under agreements to re-
 purchase...........................      58,869     54,128    21,849    20,048
Other borrowed funds................       7,171     23,468     3,127     5,109
Long-term Federal Home Loan Bank ad-
 vances.............................     106,179     85,842    40,032    32,450
Other long-term debt................      36,710     35,994    11,790    12,643
                                      ---------- ---------- --------- ---------
 Total interest expense.............     540,220    576,831   187,719   199,355
                                      ---------- ---------- --------- ---------
NET INTEREST INCOME                      565,815    519,803   195,740   173,514
Provision for loan losses...........      29,400     45,834    12,400     8,000
                                      ---------- ---------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                         536,415    473,969   183,340   165,514
                                      ---------- ---------- --------- ---------
NONINTEREST REVENUES
Service charges on deposit ac-
 counts.............................      79,595     78,236    26,782    26,289
Trust income........................      51,688     50,846    17,184    15,714
Consumer investment services in-
 come...............................      33,349     23,148    11,452     7,862
Mortgage income.....................      18,096     12,809     5,400     4,219
Portfolio income....................      11,162      6,923     3,401     3,092
Bank owned life insurance policies
 (BOLI).............................      14,567     13,874     5,236     3,952
Net gain on sale of businesses......           0     27,974         0         0
Other noninterest revenues..........      57,717     47,564    19,525    16,069
                                      ---------- ---------- --------- ---------
 Total noninterest revenues.........     266,174    261,374    88,980    77,197
                                      ---------- ---------- --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits......     237,891    215,441    79,502    70,810
Net occupancy expense...............      43,696     42,524    14,929    14,438
Equipment expense...................      48,327     46,958    16,530    14,892
Marketing expense...................      15,997     15,306     5,233     5,270
Postage and office supplies.........      18,213     18,017     5,968     6,056
Communications expense..............      16,946     17,250     5,219     5,771
Amortization expense................      12,555     12,888     4,190     4,166
Other noninterest expenses..........      66,164     66,060    21,475    17,913
                                      ---------- ---------- --------- ---------
 Total noninterest expenses.........     459,789    434,444   153,046   139,316
                                      ---------- ---------- --------- ---------
INCOME BEFORE INCOME TAXES               342,800    300,899   119,274   103,395
Income taxes........................     120,796    106,562    41,849    36,551
                                      ---------- ---------- --------- ---------
 NET INCOME.........................  $  222,004 $  194,337 $  77,425 $  66,844
                                      ========== ========== ========= =========
Average common shares outstanding...     175,544    179,731   175,411   178,704
Earnings per common share...........  $     1.26 $     1.08 $    0.44 $    0.37
Diluted average common shares out-
 standing...........................     178,158    182,647   177,758   181,432
Diluted earnings per common share...  $     1.25 $     1.06 $    0.44 $    0.37
Cash dividends declared.............  $     0.51 $     0.40 $    0.17 $    0.13

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                       Deferred
                                                                     Compensation  Accumulated
                                                                          on          Other
                           Common   Capital    Retained   Treasury    Restricted  Comprehensive
                           Stock    Surplus    Earnings     Stock       Stock     Income (Loss)   Total
                          --------  --------  ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 1999...................  $134,950  $516,095  $1,133,046  $(367,286)   $ (8,272)    $ 19,096    $1,427,629
Adjustment for the
 effect of 3-for-2
 common stock split.....    67,475   (67,475)        -0-        -0-         -0-          -0-           -0-
                          --------  --------  ----------  ---------    --------     --------    ----------
BALANCE AT JANUARY 1,
 1999, RESTATED.........   202,425   448,620   1,133,046   (367,286)     (8,272)      19,096     1,427,629
Comprehensive income:
 Net income.............       -0-       -0-     222,004        -0-         -0-          -0-       222,004
 Other comprehensive
  income, net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-       -0-         -0-        -0-         -0-      (59,379)      (59,379)
                                                                                                ----------
Comprehensive income....                                                                           162,625
Cash dividends declared
 ($0.51 per common
 share*)................       -0-       -0-     (89,266)       -0-         -0-          -0-       (89,266)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-       -0-         -0-    (62,008)        -0-          -0-       (62,008)
 Benefit stock plans....       (12)    7,090      (7,348)    31,616      (2,335)         -0-        29,011
 Dividend reinvestment
  plan..................       -0-       107        (574)     4,934         -0-          -0-         4,467
                          --------  --------  ----------  ---------    --------     --------    ----------
BALANCE AT SEPTEMBER 30,
 1999...................  $202,413  $455,817  $1,257,862  $(392,744)   $(10,607)    $(40,283)   $1,472,458
                          ========  ========  ==========  =========    ========     ========    ==========
Disclosure of
 reclassification
 amount:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                            $(53,688)
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                               5,691
                                                                                    --------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                            $(59,379)
                                                                                    ========

--------
* Restated for three-for-two common stock split in May 1999


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months
                                                         Ended September 30
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income............................................  $  222,004  $  194,337
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses...........................      29,400      45,834
  Depreciation and amortization of premises and
   equipment..........................................      34,368      28,639
  Amortization of premiums and discounts on held-to-
   maturity securities and available-for-sale
   securities.........................................       3,189      (2,113)
  Net decrease (increase) in mortgage loans held for
   sale...............................................     107,411        (663)
  Net increase in trading securities..................      (4,639)     (1,283)
  Net gains on sales of available-for-sale
   securities.........................................      (8,860)     (5,218)
  Net increase in accrued interest receivable and
   other assets.......................................    (108,636)   (106,172)
  Net increase in accrued expenses and other
   liabilities........................................      13,301      69,600
  Provision for deferred income taxes.................      41,298      27,683
  Amortization of intangible assets...................      12,265      12,342
  Other operating activities, net.....................       9,843       6,780
                                                        ----------  ----------
    Net cash provided by operating activities.........     350,944     269,766
                                                        ----------  ----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities..................................     643,825     535,321
Proceeds from sales of available-for-sale securities..     460,836     630,135
Purchases of available-for-sale securities............  (1,783,789) (1,838,659)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities..........................     584,619     885,245
Purchases of held-to-maturity securities..............    (632,422)   (880,140)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell......     (17,016)     18,500
Net decrease (increase) in other interest-earning
 assets...............................................      21,884     (21,988)
Net increase in loans.................................    (888,012)   (401,353)
Net purchases of premises and equipment...............     (29,241)    (39,342)
                                                        ----------  ----------
    Net cash used by investing activities.............  (1,639,316) (1,112,281)
                                                        ----------  ----------
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
 accounts.............................................    (133,629)    165,517
Net decrease in time deposits.........................    (202,761)    (93,346)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase.......     373,506    (152,900)
Net increase (decrease) in other borrowed funds.......     315,704    (673,762)
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt.............................   1,399,231   1,878,973
Payments for maturing long-term debt..................    (399,938)   (256,942)
Cash dividends paid...................................     (59,527)    (72,061)
Cash payment for special rights and warrants on common
 stock................................................         -0-        (355)
Proceeds from benefit and dividend reinvestment
 plans................................................      22,371      19,788
Purchase of common stock..............................     (62,008)    (98,139)
                                                        ----------  ----------
    Net cash provided by financing activities.........   1,252,949     716,773
                                                        ----------  ----------
Decrease in cash and cash equivalents.................     (35,423)   (125,742)
Cash and cash equivalents at beginning of period......     619,599     658,500
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $  584,176  $  532,758
                                                        ==========  ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 Nine Months Ended September 30, 1999 and 1998

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

   Cash Flows--For the nine months ended September 30, 1999 and 1998, AmSouth paid interest of $534,641,000 and $557,583,000, respectively, and income taxes of $78,806,000 and $58,408,000, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 1999 and 1998, were $16,796,000 and $8,523,000, respectively, and noncash transfers from foreclosed properties to loans were $413,000 and $364,000, respectively. For the nine months ended September 30, 1999, noncash transfers from loans to available-for-sale securities and to other assets of approximately $6,860,000 and $10,425,000, respectively, were made in connection with the participation of mortgages to third-party conduits. For the nine months ended September 30, 1998, noncash transfers from loans to available-for-sale securities of approximately $49,183,000 were made in connection with mortgage loan securitizations.

   Comprehensive Income--Total comprehensive income was $67,976,000 and $162,625,000 for the three and nine months ended September 30, 1999 and $74,811,000 and $201,244,000 for the three and nine months ended September 30, 1998. Total comprehensive income consists of net income and the change in the unrealized gain or loss on the Corporation's available-for-sale security portfolio arising during the period.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                        Three Months Ended   Nine Months Ended
                                           September 30        September 30
                                        ------------------- -------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ---------
                                         (In thousands except per share data)
Earnings per common share computation:
  Numerator:
   Net income.......................... $  77,425 $  66,844 $ 222,004 $ 194,337
  Denominator:
   Average common shares outstanding...   175,411   178,704   175,544   179,731
Earnings per common share.............. $     .44 $     .37 $    1.26 $    1.08
Diluted earnings per common share
 computation:
  Numerator:
   Net income.......................... $  77,425 $  66,844 $ 222,004 $ 194,337
  Denominator:
   Average common shares outstanding...   175,411   178,704   175,544   179,731
   Dilutive shares contingently
    issuable...........................     2,347     2,728     2,614     2,916
                                        --------- --------- --------- ---------
    Average diluted common shares
     outstanding.......................   177,758   181,432   178,158   182,647
Diluted earnings per common share...... $     .44 $     .37 $    1.25 $    1.06

   Acquisition--On October 1, 1999, the Corporation completed the acquisition of First American Corporation ("First American"). Including the acquisition of First American, AmSouth today has $43.4 billion in assets and approximately 660 branch banking offices and 1,365 ATMs in nine southeastern states. AmSouth and its subsidiaries provide a full line of traditional and nontraditional financial services including consumer and commercial banking, small business banking, mortgage loans, trust services and investment management. See Item 1.b, Supplemental Combined Financial Information.

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

   On September 16, 1999, in an action related to the merger with First American, AmSouth's shareholders approved an increase in the common stock authorized to be issued by AmSouth from 350,000,000 to 750,000,000 shares.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Capital Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes BOLI income and corporate expenses such as corporate overhead and goodwill amortization. All revenues and expenses related to the bond administration and stock transfer businesses, sold in 1998, are included in Treasury & Other for 1998. The following is a summary of the segment performance for the three months and nine months ended September 30, 1999 and 1998:

                             Consumer Commercial  Capital   Treasury &
                             Banking   Banking   Management   Other     Total
                             -------- ---------- ---------- ---------- --------
                                               (In thousands)
Three Months Ended
 September 30, 1999
Net interest income from
 external customers........  $ 76,454  $ 89,702   $  (158)   $ 29,742  $195,740
Internal funding...........    51,154   (32,012)      250     (19,392)      -0-
                             --------  --------   -------    --------  --------
Net interest income........   127,608    57,690        92      10,350   195,740
Noninterest revenues.......    39,317    11,291    28,638       9,734    88,980
                             --------  --------   -------    --------  --------
Total revenues.............   166,925    68,981    28,730      20,084   284,720
Provision for loan losses..    11,203       723       -0-         474    12,400
Noninterest expenses.......    89,938    24,854    19,190      19,064   153,046
                             --------  --------   -------    --------  --------
Income before income
 taxes.....................    65,784    43,404     9,540         546   119,274
Income taxes...............    24,771    16,298     3,577      (2,797)   41,849
                             --------  --------   -------    --------  --------
Segment net income.........  $ 41,013  $ 27,106   $ 5,963    $  3,343  $ 77,425
                             ========  ========   =======    ========  ========
Three Months Ended
 September 30, 1998
Net interest income from
 external customers........  $ 43,430  $ 95,852   $  (556)   $ 34,788  $173,514
Internal funding...........    62,970   (40,217)    1,240     (23,993)      -0-
                             --------  --------   -------    --------  --------
Net interest income........   106,400    55,635       684      10,795   173,514
Noninterest revenues.......    36,600     9,076    23,421       8,100    77,197
                             --------  --------   -------    --------  --------
Total revenues.............   143,000    64,711    24,105      18,895   250,711
Provision for loan losses..     6,953        80       -0-         967     8,000
Noninterest expenses.......    84,317    23,422    16,026      15,551   139,316
                             --------  --------   -------    --------  --------
Income before income
 taxes.....................    51,730    41,209     8,079       2,377   103,395
Income taxes...............    20,196    15,482     2,651      (1,778)   36,551
                             --------  --------   -------    --------  --------
Segment net income.........  $ 31,534  $ 25,727   $ 5,428    $  4,155  $ 66,844
                             ========  ========   =======    ========  ========
Nine Months Ended September
 30, 1999
Net interest income from
 external customers........  $205,010  $277,950   $  (597)   $ 83,452  $565,815
Internal funding...........   165,862  (105,678)    1,260     (61,444)      -0-
                             --------  --------   -------    --------  --------
Net interest income........   370,872   172,272       663      22,008   565,815
Noninterest revenues.......   117,426    35,140    85,047      28,561   266,174
                             --------  --------   -------    --------  --------
Total revenues.............   488,298   207,412    85,710      50,569   831,989
Provision for loan losses..    26,004     1,915       -0-       1,481    29,400
Noninterest expenses.......   268,133    75,418    58,174      58,064   459,789
                             --------  --------   -------    --------  --------
Income before income
 taxes.....................   194,161   130,079    27,536      (8,976)  342,800
Income taxes...............    73,071    48,712    10,316     (11,303)  120,796
                             --------  --------   -------    --------  --------
Segment net income.........  $121,090  $ 81,367   $17,220    $  2,327  $222,004
                             ========  ========   =======    ========  ========
Nine Months Ended September
 30, 1998
Net interest income from
 external customers........  $141,857  $281,806   $(2,176)   $ 98,316  $519,803
Internal funding...........   180,864  (121,430)    4,255     (63,689)      -0-
                             --------  --------   -------    --------  --------
Net interest income........   322,721   160,376     2,079      34,627   519,803
Noninterest revenues.......   110,739    25,148    71,053      54,434   261,374
                             --------  --------   -------    --------  --------
Total revenues.............   433,460   185,524    73,132      89,061   781,177
Provision for loan losses..    31,054     4,031       -0-      10,749    45,834
Noninterest expenses.......   251,346    71,276    49,551      62,271   434,444
                             --------  --------   -------    --------  --------
Income before income
 taxes.....................   151,060   110,217    23,581      16,041   300,899
Income taxes...............    57,508    41,405     8,073        (424)  106,562
                             --------  --------   -------    --------  --------
Segment net income.........  $ 93,552  $ 68,812   $15,508    $ 16,465  $194,337
                             ========  ========   =======    ========  ========

Item 1.b SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

  The following unaudited supplemental combined financial information gives retroactive effect to the merger of AmSouth and First American consummated on October 1, 1999 (the "Merger") on a pooling of interests accounting basis. Accordingly, the unaudited supplemental combined financial information combines the historical financial information of AmSouth and First American for all periods presented herein. Certain insignificant reclassifications have been included to ensure consistent presentation.

  The combined financial information includes merger related costs of $19.7 million and $47.7 million for the three and nine month periods ended September 30, 1999 and $37.1 million and $109.2 million for the same periods of 1998. These amounts were primarily related to the acquisition of companies by First American prior to the Merger. Merger related costs associated with the Merger are expected to primarily be incurred over the next three quarters. The third quarter of 1999 also included $15.6 million of special charges. These special charges included an $8.0 million impairment loss on a portfolio investment, and approximately $7.6 million of other charges conforming First American to AmSouth's accounting policies and practices. These special charges are included in the provision for loan losses, noninterest revenue and noninterest expense. Excluding the merger related costs and these other special charges, AmSouth would have recorded net income of $156.6 million and $443.6 million for the three months and nine months ended September 30, 1999, respectively, or $0.40 and $1.12 per diluted share, respectively.

  The supplemental data are presented for comparative purposes only and are not necessarily indicative of the future financial position or results of operations of the combined company.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                           Third Quarter          Third Quarter
                                               1999      % Change     1998
-------------------------------------------------------------------------------
Excluding merger related costs and other
 special charges:
 Earnings:
  Net income..............................  $   156,554     6.4%   $   147,130
  Provision for loan losses...............       27,604    66.2         16,604
  Noninterest revenue.....................      225,218    12.9        199,545
  Noninterest expense.....................      336,879     8.3        310,971
 Per Share:
  Diluted earnings per common share.......  $      0.40     8.1    $      0.37
  Earnings per common share...............         0.40     5.3           0.38
 Ratios:
  Return on average assets................         1.46%                  1.49%
  Return on average common equity.........        19.03                  18.87
  Efficiency ratio........................        55.09                  55.13

-------------------------------------------------------------------------------
Including merger related costs and other
 special charges:
 Earnings:
  Net interest income.....................  $   380,347     6.3%   $   357,761
  Provision for loan losses...............       30,604    84.3         16,604
  Noninterest revenue excluding gain on
   sale of businesses.....................      207,753     4.1        199,545
  Net gain on sale of businesses..........        8,624      --             --
  Noninterest expense excluding merger
   related costs..........................      340,680     9.6        310,971
  Merger related costs....................       19,672   (47.0)        37,139
  Income taxes............................       71,122     4.2         68,250
                                            -----------            -----------
  Net income..............................  $   134,646     8.3    $   124,342
                                            ===========            ===========

-------------------------------------------------------------------------------
 Per share:
  Diluted earnings per common share.......  $      0.34     6.3%   $      0.32
  Earnings per common share...............         0.35     9.4           0.32

-------------------------------------------------------------------------------
 Average Balances:
  Total assets............................  $42,619,886     8.6%   $39,246,344
  Interest-earning assets.................   38,833,086     8.0     35,972,211
  Loans net of unearned income............   25,715,288     7.8     23,857,684
  Deposits................................   27,539,662     1.9     27,029,115
  Total shareholders' equity..............    3,264,009     5.5      3,093,142

-------------------------------------------------------------------------------
 At quarter end:
  Common shares issued and outstanding....      391,949     0.4%       390,475
  Book value per common share.............  $      8.10     0.7    $      8.04
  Tangible book value per common share....  $      6.99     2.0    $      6.85

-------------------------------------------------------------------------------
 Ratios:
  Return on average assets................         1.25%                  1.26%
  Return on average common equity.........        16.37                  15.95
  Average shareholders' equity to average
   total assets...........................         7.66                   7.88
  Efficiency ratio........................        59.79                  61.72

-------------------------------------------------------------------------------
 Credit quality information:
  Nonaccrual loans........................  $   161,842    46.6%   $   110,362
  Nonperforming assets....................  $   186,329    46.9    $   126,854
  Nonperforming assets to loans net of
   unearned income, foreclosed properties
   and repossessions......................         0.71%                  0.54%
  Net charge-offs.........................  $    31,046   116.1%   $    14,368
  Allowance for loan losses to loans net
   of unearned income.....................         1.39%                  1.55%
  Net charge-offs to average loans net of
   unearned income........................         0.48                   0.24
  Allowance for loan losses to
   nonperforming loans....................       225.79                 331.27
  Allowance for loan losses to
   nonperforming assets...................       196.12                 288.20
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                Year through September 30,
                                             ----------------------------------
                                                1999      % Change     1998

--------------------------------------------------------------------------------
Excluding merger related costs and other
 special charges:
 Earnings:
  Net income................................ $   443,619     8.1 %  $   410,430
  Provision for loan losses.................      64,926    (4.1)        67,713
  Noninterest revenue.......................     640,586     6.0        604,265
  Noninterest expense ......................   1,016,578     4.6        971,593
 Per Share:
  Diluted earnings per common share......... $      1.12     7.7    $      1.04
  Earnings per common share.................        1.13     6.6           1.06
 Ratios:
  Return on average assets..................        1.44%                  1.43%
  Return on average common equity...........       18.28                  17.89
  Efficiency ratio..........................       56.90                  57.25

--------------------------------------------------------------------------------
Including merger related costs and other
 special charges:
 Earnings:
  Net interest income....................... $ 1,126,684     4.9 %  $ 1,074,221
  Provision for loan losses.................      67,926     0.3         67,713
  Noninterest revenue excluding gain on sale
   of businesses ...........................     623,121     8.1        576,291
  Net gain on sale of businesses............       8,624   (69.2)        27,974
  Noninterest expense excluding merger
   related costs ...........................   1,020,380     5.0        971,593
  Merger related costs......................      47,710   (56.3)       109,202
  Income taxes..............................     219,391    14.2        192,110
                                             -----------            -----------
  Net income................................ $   403,022    19.3    $   337,868
                                             ===========            ===========

--------------------------------------------------------------------------------
 Per share:
  Diluted earning per common share.......... $      1.02    20.0 %  $      0.85
  Earning per common share..................        1.03    18.4           0.87
--------------------------------------------------------------------------------
 Average Balances:

  Total assets.............................. $41,263,284     7.5 %  $38,399,780
  Interest-earning assets...................  37,594,118     7.0     35,123,035
  Loans net of unearned income..............  25,115,170     4.1     24,115,351
  Deposits..................................  27,569,991     2.4     26,923,051
  Total shareholders' equity................   3,244,820     5.8      3,066,939

--------------------------------------------------------------------------------
 At quarter end:
  Common shares issued and outstanding......     391,949     0.4 %      390,475
  Book value per common share............... $      8.10     0.7    $      8.04
  Tangible book value per common share...... $      6.99     2.0    $      6.85

--------------------------------------------------------------------------------
 Ratios:
  Return on average assets..................        1.31%                  1.18%
  Return on average common equity...........       16.61                  14.73
  Average shareholders' equity to average
   total assets.............................        7.86                   7.99
  Efficiency ratio..........................       60.08                  63.69

--------------------------------------------------------------------------------
 Credit quality information:
  Nonaccrual loans.......................... $   161,842    46.6 %  $   110,362
  Nonperforming assets...................... $   186,329    46.9    $   126,854
  Nonperforming assets to loans net of
   unearned income, foreclosed properties
   and repossessions........................        0.71%                  0.54%
  Net charge-offs........................... $    76,255    37.1 %  $    55,613
  Allowance for loan losses to loans net of
   unearned income..........................        1.39%                  1.55%
  Net charge-offs to average loans net of
   unearned income..........................        0.41                   0.31
  Allowance for loan losses to nonperforming
   loans....................................      225.79                 331.27
  Allowance for loan losses to nonperforming
   assets...................................      196.12                 288.20


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, and the consolidated statement of shareholders' equity for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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

November 10, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   In October 1999, AmSouth acquired First American Corporation and First American Corporation merged into AmSouth (the "Merger"), with AmSouth the surviving entity. AmSouth is a bank holding company whose principal subsidiary as of September 30, 1999 was AmSouth Bank. Because the merger occurred after September 30, 1999, the historical financial statements in this report do not give effect to the Merger. The results presented in the historical financial statements and, except where noted, in this discussion represent the results of AmSouth and do not include the results of First American Corporation for any of the periods presented. See the Supplemental Combined Financial Information included in Item 1.b for combined financial information giving retroactive effect to the Merger on a pooling of interests accounting basis.

   AmSouth reported net income of $222.0 million for the nine months ended September 30, 1999, a 14.2% increase over net income of $194.3 million for the same period of 1998. Diluted earnings per common share were $1.25 and $1.06 for the nine month periods ended September 30, 1999 and 1998, respectively. AmSouth's year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.46% and an annualized return on average equity (ROE) of 20.77% for 1999 compared to 1.34% and 18.37%, respectively, for the first nine months of 1998.

   Net income for the third quarter of 1999 was $77.4 million compared to $66.8 million for the same period of 1998. Diluted earnings per common share for these periods were $.44 and $.37, respectively. ROA and ROE for the third quarter of 1999 were 1.47% and 21.35%, respectively, compared to 1.34% and 18.65%, respectively, for the third quarter of 1998.

   Total assets were $21.3 billion at quarter end, compared to 1998's quarter-end assets of $19.7 billion. The increase was primarily the result of continued loan growth over the past year. Loans net of unearned income at September 30, 1999, increased $1.2 billion from September 30, 1998, to $13.7 billion. On a managed basis, which includes commercial and residential loans participated to third-party conduits, loans increased $2.5 billion to $16.3 billion at quarter end. The increases in the managed loan portfolio occurred primarily in commercial and industrial, commercial real estate, home equity, and indirect lending.

   On the funding side of the balance sheet, total deposits at September 30, 1999 decreased slightly, with increases in interest-bearing and noninterest-bearing demand deposits offsetting a 7.8% and 9.7% decrease in time deposits and certificates of deposit of $100,000 or more, respectively. AmSouth increased its use of federal funds purchased and securities sold under agreements to repurchase as a funding source. Federal funds purchased and securities sold under agreements to repurchase increased to $1.9 billion at September 30, 1999, a 44.6% increase over 1998 third-quarter end. AmSouth continued to increase its use of Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances increased to $3.5 billion at September 30, 1999, a 37.2% increase over 1998 third-quarter end.

Net Interest Income

   Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1999, was $570.2 million, an 8.8% increase over the same period of 1998. The increase can be attributed to lower funding costs and a shift in the mix of AmSouth's earning assets from investment securities to higher yielding loans. This resulted in a widening of the net interest margin to 4.08% from 3.91% for the nine months ended September 30, 1998. Lower borrowing and deposit rates across all categories of deposits contributed to the lower funding costs. The improvement was further enhanced by a shift in the deposit mix from higher cost consumer CDs to noninterest-bearing demand and lower cost interest checking and money market deposit accounts.

   Net interest income on a fully taxable equivalent basis for the three months ended September 30, 1999 was $197.3 million, a 12.7% increase over the same period of 1998. The net interest margin and the net interest spread increased 29 and 33 basis points, respectively, from the prior year. The reasons for the increases were primarily the same as those discussed in the year-to-date analysis.

Asset/Liability Management

   AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. AmSouth accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income performance under varying interest rate environments and in compliance with specific liquidity and interest rate risk guidelines.

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

   Based on the results of the simulation model as of September 30, 1999, AmSouth would expect NII to decrease $15.7 million and increase $5.6 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within the Company's policy guidelines. Based on September 30, 1998 simulation model results, AmSouth would have expected decreases of $0.2 million and $4.2 million if interest rates had gradually increased or decreased from the rates in effect at the time by 100 basis points over a 12-month period.

   AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During 1999, AmSouth entered into additional interest rate swaps in the notional amount of $1.5 billion. There have been $15.0 million in maturities or terminations of interest rate swaps in 1999. Interest rate swaps in the notional amount of $450.0 million were called during the first nine months of 1999. At September 30, 1999, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $1.9 billion. The swaps added in 1999 as hedges were designated to certain deposits, commercial loans and indebtedness of AmSouth Bank. At September 30, 1999, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

   Table 6 presents a five-quarter analysis of the allowance for loan losses. At September 30, 1999, the allowance for loan losses was $177.6 million, or 1.30% of loans net of unearned income, compared to $175.0 million, or 1.40%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 236.10% at September 30, 1998, to 167.39% at September 30, 1999. Over the same period, the level of nonperforming loans increased $31.9 million. The increase was primarily the result of three commercial credits placed on non-accrual during the quarter. Two of the credits were to borrowers in the health care services sector for whom a material portion of their services are long-term, acute care services and whose revenues are substantially dependent upon reimbursements from government-sponsored programs such as Medicare and Medicaid. Reimbursement rates from such programs are strictly regulated and subject to funding appropriations from federal and state governments. Implementation by the United States government of the Prospective Payment System for the Medicare system and other changes in the Medicare program have, in recent quarters, resulted in significantly lower Medicare revenues for health care service providers like the aforesaid borrowers than would have been received under the old Medicare payment methodology. AmSouth cannot predict exactly what will be the future effect of such changes on this portion of its health care-related lending portfolio. However, this portion of the portfolio, together with the rest of the health care-related portfolio, will continue to be closely monitored. At September 30, 1999, AmSouth had approximately $120.0 million of loans in this portion of its health care lending portfolio, $32.4 million of which were considered nonperforming at quarter-end. On a combined basis, AmSouth and First American had approximately $146.6 million of loans outstanding to this segment of the health care industry at September 30, 1999, $36.9 million of which were considered nonperforming at quarter-end.

   Net charge-offs for the quarter ended September 30, 1999, were $11.9 million, an increase of $4.9 million or 69.6% from $7.0 million a year earlier. The increase was the result of higher charge-offs in the commercial, dealer, indirect and other residential mortgage portfolios. For the nine months ended September 30, 1999, net charge-offs were $27.9 million, a decrease of $7.2 million, or 20.4 %, from $35.1 million for the same period of 1998. Annualized net charge-offs to average loans net of unearned income were 0.35% and 0.28%, respectively, for the three months and nine months ended September 30, 1999, compared to 0.22% and 0.38% for the same periods of the prior year. The decrease in net charge-offs occurred primarily in AmSouth's revolving credit portfolio, which decreased $635.0 thousand and $11.4 million for the three months and nine months versus the same periods of 1998. The decline in revolving credit net charge-offs reflects the sale of approximately $169.5 million of underperforming credit card loans in the second quarter of 1998. In addition, net charge-offs for the direct consumer lending portfolio decreased $510.0 thousand and $2.2 million for the three months and nine months versus the same periods of the prior year. This decrease was offset by a $2.3 million and $4.7 million increase in net charge-offs in AmSouth's indirect lending portfolio for the three and nine month periods ended September 30, 1999 versus the same periods of 1998. Annualized net charge-offs for the consumer loan portfolio were 0.50% of average consumer loans for the three months ended September 30, 1999 compared to 0.43% for the same period of 1998. Annualized net charge-offs for the consumer loan portfolio fell to 0.45% of average consumer loans for the nine months ended September 30, 1999 compared to 0.67% for the prior year. The provision for loan losses for the third quarter was $12.4 million and $29.4 million for the first nine months of 1999 compared to $8.0 million and $45.8 million for the year-earlier periods. The 1999 provision reflects loan loss exposure related to the overall growth in the loan portfolio and the change in the mix of the loan portfolio.

   Table 7 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 1999, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions, increased 23 basis points to 0.90% compared to September 30, 1998. The level of nonperforming assets increased $39.2 million during the same period.

   Included in nonperforming assets at September 30, 1999 and 1998, was $56.7 million and $42.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted almost all of these impaired loans. At September 30, 1999 and 1998, there was $20.6 million and $4.8 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 1999 and 1998, was $39.1 million and $44.4 million, respectively, and $32.6 million and $48.1 million, respectively, for the nine months ended September 30, 1999 and 1998. AmSouth recorded no material interest income on its impaired loans during the three months and nine months ended September 30, 1999.

Noninterest Revenues and Noninterest Expenses

   Year-to-date noninterest revenues totaled $266.2 million at September 30, 1999, compared to $261.4 million for the prior-year period. Included in noninterest revenues for 1998 was a $28.0 million gain from the sale of AmSouth's bond administration and stock transfer businesses and the sale of certain credit card assets during the second quarter of 1998. Excluding the effects of this one-time gain, noninterest revenues rose $32.8 million or 14.0% compared to the same period a year earlier. Growth occurred in most major categories, including consumer investment services income, mortgage income and portfolio income. Consumer investment services income increased $10.2 million primarily as a result of a higher sales volume of annuity products. Mortgage income increased $5.3 million primarily as a result of gains on the sales of residential mortgage loans to third-party conduits partially offset by a decrease in gains on sale of servicing. Other noninterest revenues increased $10.2 million primarily due to an increase in income from commercial loan conduit activity. Noninterest revenues for the third quarter of 1999 were $89.0 million. Noninterest revenues for the quarter increased 15.3% compared to the same period last year. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

   Year-to-date noninterest expenses increased 5.8% to $459.8 million at September 30, 1999, compared to $434.4 million for the prior year. Salaries and employee benefits increased $22.5 million when compared to the same period a year ago. The increase is primarily due to an increased number of employees associated with new revenue initiatives, annual merit increases and incentives associated with AmSouth's stronger financial performance. Equipment expense increased $1.4 million when compared to the same period a year ago. The increase is due to the implementation of consumer and commercial automation projects and additional expenses associated with the addition of Florida branches purchased from another bank. Noninterest expenses for the third quarter of 1999 were $153.0 million, an increase of 9.9% over the same period of 1998. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

   At September 30, 1999, shareholders' equity totaled $1.5 billion or 6.92% of total assets. Since December 31, 1998, shareholders' equity increased $44.8 million as dividends of $89.3 million and the purchase of 2,024,000 shares of AmSouth common stock for $62.0 million offset the increase from net income of $222.0 million.

   Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 1999 and 1998. At September 30, 1999, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the bank was well capitalized at September 30, 1999.

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

   A Year 2000 project team, consisting of professionals from all areas of AmSouth, was created in 1997 to plan and oversee AmSouth's Year 2000 efforts. A plan was developed which involves the following five phases: awareness, assessment, remediation, testing, and implementation. The plan also included communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, AmSouth has fully completed its assessment phase of all systems that could be affected by the Year 2000. As part of the assessment phase, systems that have the greatest impact on the operations of AmSouth were designated as mission critical systems. The remediation, testing and implementation phases for all internal mission critical systems are 100% complete, with all phases meeting relevant regulatory guidelines. Even after testing and implementation, AmSouth has continued and will continue testing throughout 1999 to reaffirm the Year 2000 compliance of mission critical systems.

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

   In addition, AmSouth is continuing the process of assessing the Year 2000 readiness of its significant customers, suppliers and counterparties. In the fourth quarter of 1997, AmSouth began researching the issue of Year 2000 and the possible impact of Year 2000 on its loan customers' liquidity and their ability to repay their loans. Early last year, AmSouth established an education and assessment program for all of its commercial loan customers with credit exposure of $100,000 or more. Meetings were held with these customers to assess their risk of Year 2000 problems as well as their understanding and progress toward preparing their systems to operate in the Year 2000. AmSouth has continued throughout 1999 to assess and evaluate the impact of Year 2000 in its credit analysis of current and future loan customers and plans to continue throughout 1999 and 2000.

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

   As noted above, AmSouth believes that it has an effective program in place to resolve the Year 2000 issue. However, for unexpected reasons, the Year 2000 issue could impact AmSouth's operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially impact AmSouth. There can also be no guarantee that the systems of other companies on which AmSouth's systems rely will not have any adverse impact on AmSouth's systems.

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

   AmSouth has comprehensive contingency plans in place to address these scenarios and other possible system and service failures that could occur outside of AmSouth's control in an effort to minimize the impact on AmSouth of other organizations' failures to properly remediate their systems. These plans include having back-up power and telecommunication sources and sufficient resources to deal with possible increased liquidity demands. Additionally, AmSouth has formulated event plans and outlined responsibilities for the days immediately preceding and including the date change.

                          Table 1--Financial Summary

                              September 30
                         ------------------------    %
                            1999         1998      Change
                         -----------  -----------  ------
                                 (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned
  income................ $13,707,616  $12,527,168    9.4%
 Total assets...........  21,277,795   19,693,343    8.0
 Total deposits.........  12,947,290   13,017,167   (0.5)
 Shareholders' equity...   1,472,458    1,437,957    2.4
Year-to-date average
 balances:
 Loans net of unearned
  income................ $13,282,285  $12,370,269    7.4%
 Total assets...........  20,341,018   19,432,513    4.7
 Total deposits.........  13,068,839   12,890,941    1.4
 Shareholders' equity...   1,429,064    1,414,533    1.0
                               Nine Months                   Three Months
                           Ended September 30             Ended September 30
                         ------------------------    %    --------------------    %
                            1999         1998      Change   1999       1998     Change
                         -----------  -----------  ------ ---------  ---------  ------
                                   (In thousands except per share data)
Earnings summary
 Net income............. $   222,004  $   194,337   14.2% $  77,425  $  66,844   15.8%
 Per common share*......        1.26         1.08   16.7       0.44       0.37   18.9
 Per common share--
  diluted*..............        1.25         1.06   17.9       0.44       0.37   18.9
Selected ratios
 Return on average as-
  sets (annualized).....        1.46%        1.34%             1.47%      1.34%
 Return on average eq-
  uity (annualized).....       20.77        18.37             21.35      18.65
 Average equity to
  assets................        7.03         7.28              6.91       7.16
 End-of-period equity to
  assets................        6.92         7.30              6.92       7.30
 End-of-period tangible
  equity to assets......        5.93         6.16              5.93       6.16
 Allowance for loan
  losses to loans net of
  unearned income.......        1.30         1.40              1.30       1.40
 Efficiency ratio.......       54.97        55.31             53.47      55.25
Common stock data*
 Cash dividends
  declared.............. $      0.51  $      0.40         $    0.17  $    0.13
 Book value at end of
  period................        8.34         8.04              8.34       8.04
 Market value at end of
  period................       23.44        22.75             23.44      22.75
 Average common shares
  outstanding...........     175,544      179,731           175,411    178,704
 Average common shares
  outstanding--diluted..     178,158      182,647           177,758    181,432

--------
* Restated for three-for-two common stock split in May 1999

     Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                                                1999                           1998
                                                    ------------------------------ -----------------------------
                                                             Nine Months                   Nine Months
                                                         Ended September 30             Ended September 30
                                                    ------------------------------ -----------------------------
                                                      Average     Revenue/  Yield/   Average    Revenue/  Yield/
                                                      Balance      Expense   Rate    Balance     Expense   Rate
                                                    ------------  --------- ------ -----------  --------- ------
                                                         (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
 Loans net of unearned income.....................  $ 13,282,285  $ 838,245  8.44% $12,370,269  $ 811,406  8.77%
 Available-for-sale securities....................     3,180,651    161,683  6.80    3,024,666    160,265  7.08
 Held-to-maturity securities:
 Taxable..........................................     1,929,938     96,266  6.67    2,298,117    115,642  6.73
 Tax-free.........................................       147,685      9,472  8.58      110,267      9,118 11.06
                                                    ------------  ---------        -----------  ---------
 Total held-to-maturity securities................     2,077,623    105,738  6.80    2,408,384    124,760  6.93
                                                    ------------  ---------        -----------  ---------
  Total investment securities.....................     5,258,274    267,421  6.80    5,433,050    285,025  7.01
 Other interest-earning assets....................       128,213      4,791  5.00      113,045      4,546  5.38
                                                    ------------  ---------        -----------  ---------
 Total interest-earning assets....................    18,668,772  1,110,457  7.95   17,916,364  1,100,977  8.22
Cash and other assets.............................     1,859,909                     1,651,194
Allowance for loan losses.........................      (177,752)                     (175,764)
Market valuation on available-for-sale
 securities.......................................        (9,911)                       40,719
                                                    ------------                   -----------
                                                    $ 20,341,018                   $19,432,513
                                                    ============                   ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Interest-bearing demand deposits.................  $  4,460,672    102,597  3.08  $ 3,998,916    106,562  3.56
 Savings deposits.................................       946,387     13,871  1.96    1,023,954     22,288  2.91
 Time deposits....................................     4,533,585    178,661  5.27    4,860,101    204,286  5.62
 Certificates of deposit of $100,000 or more......       938,547     36,162  5.15    1,039,599     44,263  5.69
 Federal funds purchased and securities sold under
  agreements to repurchase........................     1,730,657     58,869  4.55    1,378,322     54,128  5.25
 Other interest-bearing liabilities...............     3,775,196    150,060  5.31    3,448,590    145,304  5.63
                                                    ------------  ---------        -----------  ---------
 Total interest-bearing liabilities...............    16,385,044    540,220  4.41   15,749,482    576,831  4.90
                                                                  ---------  ----               --------- -----
 Net interest spread..............................                           3.54%                         3.32%
                                                                             ====                         =====
 Noninterest-bearing demand deposits..............     2,189,648                     1,968,371
 Other liabilities................................       337,262                       300,127
 Shareholders' equity.............................     1,429,064                     1,414,533
                                                    ------------                   -----------
                                                    $ 20,341,018                   $19,432,513
                                                    ============                   ===========
Net interest income/margin on a taxable equivalent
 basis............................................                  570,237  4.08%                524,146  3.91%
                                                                             ====                         =====
Taxable equivalent adjustment:
 Loans............................................                    1,232                         1,346
 Securities.......................................                    3,190                         2,997
                                                                  ---------                     ---------
 Total taxable equivalent adjustment..............                    4,422                         4,343
                                                                  ---------                     ---------
  Net interest income.............................                $ 565,815                     $ 519,803
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                                           1999
                    --------------------------------------------------------------------------------------
                           Third Quarter               Second Quarter                First Quarter               Fourth Quarter
                    ---------------------------- ---------------------------- ---------------------------- ---------------------
                      Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                      Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                    -----------  -------- ------ -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                 (Taxable equivalent basis--dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $13,360,012  $286,564  8.51% $13,418,941  $280,477  8.38% $13,064,656  $271,204  8.42% $12,787,915  $276,196
 Available-for-
 sale securities..    3,542,904    59,751  6.69    3,126,831    52,916  6.79    2,864,766    49,016  6.94    3,044,713    52,318
 Held-to-maturity
 securities:
 Taxable..........    2,008,203    33,772  6.67    1,866,778    30,850  6.63    1,913,794    31,644  6.71    2,079,172    34,403
 Tax-free.........      166,791     3,513  8.36      148,369     3,102  8.39      127,462     2,857  9.09      114,211     2,672
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total held-to-
 maturity
 securities.......    2,174,994    37,285  6.80    2,015,147    33,952  6.76    2,041,256    34,501  6.85    2,193,383    37,075
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total investment
  securities......    5,717,898    97,036  6.73    5,141,978    86,868  6.78    4,906,022    83,517  6.90    5,238,096    89,393
 Other interest-
 earning assets...      110,616     1,392  4.99      124,037     1,645  5.32      150,425     1,754  4.73      138,838     1,615
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 earning assets...   19,188,526   384,992  7.96   18,684,956   368,990  7.92   18,121,103   356,475  7.98   18,164,849   367,204
Cash and other
assets............    1,876,465                    1,867,225                    1,835,590                    1,768,281
Allowance for loan
losses............     (177,814)                    (178,875)                    (176,554)                    (176,519)
Market valuation
on available-for-
sale securities...      (59,466)                       5,930                       24,728                       39,685
                    -----------                  -----------                  -----------                  -----------
                    $20,827,711                  $20,379,236                  $19,804,867                  $19,796,296
                    ===========                  ===========                  ===========                  ===========
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 4,481,863    35,389  3.13  $ 4,453,899    33,828  3.05  $ 4,445,859    33,380  3.04  $ 4,340,072    36,582
 Savings
 deposits.........      911,476     4,337  1.89      954,475     4,668  1.96      973,896     4,866  2.03      981,293     6,107
 Time deposits....    4,519,111    59,055  5.18    4,560,415    59,478  5.23    4,521,253    60,128  5.39    4,641,398    64,825
 Certificates of
 deposit of
 $100,000 or
 more.............      938,684    12,140  5.13      938,094    11,819  5.05      938,864    12,203  5.27    1,021,557    14,126
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    1,849,722    21,849  4.69    1,803,325    20,170  4.49    1,535,469    16,850  4.45    1,478,217    17,693
 Other interest-
 bearing
 liabilities......    4,126,451    54,949  5.28    3,698,198    48,555  5.27    3,493,989    46,556  5.40    3,436,194    47,407
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 bearing
 liabilities......   16,827,307   187,719  4.43   16,408,406   178,518  4.36   15,909,330   173,983  4.44   15,898,731   186,740
                                 --------  ----               --------  ----               --------  ----               --------
Net interest
spread............                         3.53%                        3.56%                        3.54%
                                           ====                         ====                         ====
Noninterest-
bearing demand
deposits..........    2,228,826                    2,207,191                    2,131,862                    2,143,062
Other
liabilities.......      332,993                      336,898                      341,994                      335,663
Shareholders'
equity............    1,438,585                    1,426,741                    1,421,681                    1,418,840
                    -----------                  -----------                  -----------                  -----------
                    $20,827,711                  $20,379,236                  $19,804,867                  $19,796,296
                    ===========                  ===========                  ===========                  ===========
Net interest
income/margin on a
taxable equivalent
basis.............                197,273  4.08%               190,472  4.09%               182,492  4.08%               180,464
                                           ====                         ====                         ====
Taxable equivalent
adjustment:
 Loans............                    348                          465                          419                          410
 Securities.......                  1,185                        1,044                          961                          887
                                 --------                     --------                     --------                     --------
 Total taxable
 equivalent
 adjustment.......                  1,533                        1,509                        1,380                        1,297
                                 --------                     --------                     --------                     --------
  Net interest
  income..........               $195,740                     $188,963                     $181,112                     $179,167
                                 ========                     ========                     ========                     ========
                       1998
                    -----------------------------------
                                  Third Quarter
                           ----------------------------
                    Yield/   Average    Revenue/ Yield/
                     Rate    Balance    Expense   Rate
                    ------ ------------ -------- ------
Assets
Interest-earning
assets:
 Loans net of
 unearned income..   8.57% $12,605,379  $275,905  8.68%
 Available-for-
 sale securities..   6.82    3,271,460    56,958  6.91
 Held-to-maturity
 securities:
 Taxable..........   6.56    2,217,506    37,154  6.65
 Tax-free.........   9.28      113,616     2,834  9.90
                           ------------ --------
 Total held-to-
 maturity
 securities.......   6.71    2,331,122    39,988  6.81
                           ------------ --------
  Total investment
  securities......   6.77    5,602,582    96,946  6.87
 Other interest-
 earning assets...   4.61      122,408     1,470  4.76
                           ------------ --------
 Total interest-
 earning assets...   8.02   18,330,369   374,321  8.10
Cash and other
assets............           1,653,319
Allowance for loan
losses............            (175,160)
Market valuation
on available-for-
sale securities...              40,383
                           ------------
                           $19,848,911
                           ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..   3.34  $ 4,132,755    37,924  3.64
 Savings
 deposits.........   2.47    1,002,891     7,343  2.90
 Time deposits....   5.54    4,787,203    67,869  5.62
 Certificates of
 deposit of
 $100,000 or
 more.............   5.49    1,111,031    15,969  5.70
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....   4.75    1,520,284    20,048  5.23
 Other interest-
 bearing
 liabilities......   5.47    3,577,479    50,202  5.57
                           ------------ --------
 Total interest-
 bearing
 liabilities......   4.66   16,131,643   199,355  4.90
                    ------              -------- ------
Net interest
spread............   3.36%                        3.20%
                    ======                       ======
Noninterest-
bearing demand
deposits..........           1,969,029
Other
liabilities.......             326,336
Shareholders'
equity............           1,421,903
                           ------------
                           $19,848,911
                           ============
Net interest
income/margin on a
taxable equivalent
basis.............   3.94%               174,966  3.79%
                    ======                       ======
Taxable equivalent
adjustment:
 Loans............                           522
 Securities.......                           930
                                        --------
 Total taxable
 equivalent
 adjustment.......                         1,452
                                        --------
  Net interest
  income..........                      $173,514
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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                        Mature During
                      --------------------------------------------------------
                      1999    2000   2001   2002   2003   2008   2009   Total
                      -----  ------  -----  -----  -----  -----  -----  ------
                                    (Dollars in millions)
Receive fixed swaps:
  Notional amount...  $ 135  $1,019  $ 244  $  50  $ 115  $ 175  $ 150  $1,888
  Receive rate......   6.22%   6.34%  6.10%  6.26%  6.31%  6.13%  6.17%   6.27%
  Pay rate..........   5.37%   5.37%  4.84%  5.39%  5.38%  5.34%  5.37%    5.30%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from September 30, 1999 rates and using call dates of swaps where applicable. The information presented could change as future interest rates increase or decrease.

                       Table 5--Loans and Credit Quality

                                                                        Net Charge-offs
                                                                          Nine Months
                                 Loans*          Nonperforming Loans**  Ended September
                              September 30            September 30            30
                         ----------------------- ---------------------- ---------------
                            1999        1998        1999        1998     1999    1998
                         ----------- ----------- ----------- ---------- ------- -------
                                                 (In thousands)
Commercial:
  Commercial &
   industrial........... $ 3,821,471 $ 3,607,687 $    51,753 $   19,224 $ 6,397 $ 5,357
  Commercial loans--
   secured by real
   estate...............     644,124     574,944       4,728      6,810     392     633
                         ----------- ----------- ----------- ---------- ------- -------
   Total commercial.....   4,465,595   4,182,631      56,481     26,034   6,789   5,990
                         ----------- ----------- ----------- ---------- ------- -------
Commercial real estate:
  Commercial real estate
   mortgages............   1,299,735   1,199,646      13,381     11,802      11    (672)
  Real estate
   construction.........   1,403,269   1,298,277       7,445      2,532     294     149
                         ----------- ----------- ----------- ---------- ------- -------
   Total commercial real
    estate..............   2,703,004   2,497,923      20,826     14,334     305    (523)
                         ----------- ----------- ----------- ---------- ------- -------
Consumer:
  Residential first
   mortgages............   1,066,364   1,883,539      17,326     26,487     803   1,079
  Other residential
   mortgages............   2,155,413   1,722,975      10,965      5,135   2,124   1,746
  Dealer indirect.......   2,591,647   1,529,581         260      1,316   9,410   4,678
  Revolving credit......     267,930     251,606         -0-        -0-   6,091  17,485
  Other consumer........     457,663     458,913         214        835   2,397   4,630
                         ----------- ----------- ----------- ---------- ------- -------
   Total consumer.......   6,539,017   5,846,614      28,765     33,773  20,825  29,618
                         ----------- ----------- ----------- ---------- ------- -------
                         $13,707,616 $12,527,168 $   106,072 $   74,141 $27,919 $35,085
                         =========== =========== =========== ========== ======= =======

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                       Table 6--Allowance for Loan Losses

                                         1999                          1998
                          ----------------------------------- -----------------------
                          3rd Quarter 2nd Quarter 1st Quarter 4th Quarter 3rd Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $177,082    $176,595    $176,075    $175,046    $174,079
Loans charged off.......    (16,730)    (11,703)    (13,939)    (16,553)    (12,584)
Recoveries of loans
 previously charged
 off....................      4,804       4,690       4,959       5,282       5,551
                           --------    --------    --------    --------    --------
Net charge-offs.........    (11,926)     (7,013)     (8,980)    (11,271)     (7,033)
Addition to allowance
 charged to expense.....     12,400       7,500       9,500      12,300       8,000
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $177,556    $177,082    $176,595    $176,075    $175,046
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.30%       1.35%       1.34%       1.37%       1.40%
Allowance for loan
 losses to nonperforming
 loans..................     167.39%     215.08%     265.24%     266.49%     236.10%
Allowance for loan
 losses to nonperforming
 assets.................     143.74%     187.54%     227.85%     228.26%     207.57%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.35%       0.21%       0.28%       0.35%       0.22%

                         Table 7--Nonperforming Assets

                                      1999                          1998
                          ------------------------------  ------------------------
                          September 30 June 30  March 31  December 31 September 30
                          ------------ -------  --------  ----------- ------------
                                          (Dollars in thousands)
Nonaccrual loans........    $106,072   $82,334  $66,580     $66,072     $74,141
Foreclosed properties...      15,962    10,389   10,020      10,237       9,225
Repossessions...........       1,496     1,701      904         828         967
                            --------   -------  -------     -------     -------
 Total nonperforming
  assets*...............    $123,530   $94,424  $77,504     $77,137     $84,333
                            ========   =======  =======     =======     =======
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........        0.90%     0.72%    0.59%       0.60%       0.67%
Accruing loans 90 days
 past due...............    $ 25,736   $24,133  $26,077     $23,832     $29,586

--------
* Exclusive of accruing loans 90 days past due.

                        Table 8--Investment Securities

                                     September 30, 1999    September 30, 1998
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
 U.S. Treasury and federal agency
  securities....................... $1,762,111 $1,733,285 $1,983,032 $2,010,063
 State, county and municipal
  securities.......................    190,452    179,991    125,751    129,483
 Other securities..................    217,459    213,714    188,308    188,894
                                    ---------- ---------- ---------- ----------
                                    $2,170,022 $2,126,990 $2,297,091 $2,328,440
                                    ========== ========== ========== ==========
Available-for-sale:
 U.S. Treasury and federal agency
  securities....................... $3,113,323            $2,967,937
 Other securities..................    467,845               313,192
                                    ----------            ----------
                                    $3,581,168            $3,281,129
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 1999, were approximately 5.7 years and 6.80%, respectively. Included in the combined portfolios was $3.8 billion of mortgage-backed securities, $311 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 1999, were approximately 5.4 years and 6.77%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.6 years.
2. The available-for-sale portfolio included net unrealized gains (losses) of $(65.3) million and $54.0 million at September 30, 1999 and 1998, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                                September 30
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
Other borrowed funds:
 Treasury, tax and loan notes................................ $139,958 $    100
 Short-term bank notes.......................................  250,000  125,000
 Other short-term debt.......................................   14,619  187,056
                                                              -------- --------
  Total other borrowed funds................................. $404,577 $312,156
                                                              ======== ========
Other long-term debt:
 6.75% Subordinated Debentures Due 2025...................... $149,893 $149,876
 6.45% Subordinated Notes Due 2018...........................  304,145  304,642
 6.125% Subordinated Notes Due 2009..........................  174,315      -0-
 7.75% Subordinated Notes Due 2004...........................  149,572  149,480
 Subordinated Capital Notes Due 1999.........................      -0-   99,925
 Long-term notes payable.....................................   10,880   35,880
                                                              -------- --------
  Total other long-term debt................................. $788,805 $739,803
                                                              ======== ========

                      Table 10--Capital Amounts and Ratios

                                                       September 30
                                             ----------------------------------
                                                   1999              1998
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $1,288,765  6.60% $1,164,901  6.91%
  AmSouth Bank..............................  1,601,921  8.23   1,477,188  8.92
Total capital:
  AmSouth................................... $2,110,704 10.81% $1,922,398 11.40%
  AmSouth Bank..............................  2,079,477 10.68   1,952,234 11.79
Leverage:
  AmSouth................................... $1,288,765  6.25% $1,164,901  5.94%
  AmSouth Bank..............................  1,601,921  7.79   1,477,188  7.54

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

Item 4. Submission of Matters to a Vote of Security Holders

   A Special Meeting of Shareholders of AmSouth was held on September 16, 1999, at which the shareholders approved (i) an amendment to AmSouth's Restated Certificate of Incorporation to increase the number of shares of authorized common stock, and (ii) the issuance of AmSouth's common stock pursuant to an Agreement and Plan of Merger dated as of May 31, 1999, with First American Corporation. The following is a tabulation of the voting on this matter.

              AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION

                       Votes                Broker
         Votes For    Against  Abstentions Nonvotes
         ---------    -------  ----------- --------
        119,062,771  7,595,676   629,118       0

                       ISSUANCE OF AMSOUTH COMMON STOCK

                       Votes                Broker
         Votes For    Against  Abstentions Nonvotes
         ---------    -------  ----------- --------
        118,972,536  7,558,617   756,412       0

Item 5. Other Information

   On October 1, 1999, AmSouth completed the acquisition of First American Corporation pursuant to the Agreement and Plan of Merger with First American Corporation. As a result, each outstanding share of common stock of First American Corporation will be converted into 1.871 shares of AmSouth's common stock. More information concerning the transaction may be found in the Notes to Financial Statements that are part of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

  Item 6(a)--Exhibits

   The exhibits listed in the Exhibit Index at page 29 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  Item 6(b)--Reports on Form 8-K

   Two reports on Form 8-K were filed by AmSouth during the period July 1, 1999 to September 30, 1999:

      (a) A report was filed on July 28, 1999 to report AmSouth's preliminary results of operations for the second quarter of 1999.

      (b) A report was filed on August 26, 1999 relating to certain investor presentation materials used by AmSouth.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
November 16, 1999                         By: _________________________________
                                                      C. Dowd Ritter
                                               President and Chief Executive
                                                          Officer

November 16, 1999                              /s/ Robert R. Windelspecht
                                          By: _________________________________
                                             Robert R. Windelspecht
                                             Executive Vice President and
                                             Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

   2    Agreement and Plan of Merger, dated May 31, 1999 (1)

   3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (2)

   3-b  By-Laws of AmSouth Bancorporation (3)

   15   Letter Re: Unaudited Interim Financial Information

   27   Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2.1 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference.