Form 10-K
period 1999-12-31
AMSOUTH BANCORPORATION
filed 2000-03-30
CIK 3133

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

For the fiscal year ended December 31, 1999

                         Commission File Number 1-7476

                               ----------------
                            AmSouth Bancorporation
            (Exact Name of registrant as specified in its charter)

                  Delaware                                    63-0591257
       (State or other jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

    AmSouth-Sonat Tower, 1900 Fifth Avenue North, Birmingham, Alabama 35203
              (Address of principal executive offices) (Zip Code)

                                (205) 320-7151
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class            Name of each exchange on which registered
Common Stock, par value $1.00 per share           New York Stock Exchange
         Stock Purchase Rights                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common equity held by nonaffiliates of the registrant as of February 22, 2000 was $5,811,682,933. (Note 1)

  As of February 29, 2000, AmSouth Bancorporation had 391,984,527 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

  Annual Report to Shareholders for the year ended December 31, 1999: Part I,
Part II

  Proxy Statement for Annual Meeting to be held April 20, 2000: Part III

Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 22, 2000 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at February 22, 2000. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   Form 10-K

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I
Item 1.  Business........................................................    3
Item 2.  Properties......................................................    9
Item 3.  Legal Proceedings...............................................    9
Item 4.  Submission of Matters to a Vote of Security Holders.............    9

Executive Officers of the Registrant.....................................   10

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   11
Item 6.  Selected Financial Data.........................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   13
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   13
Item 8.  Financial Statements and Supplementary Data.....................   13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   13

PART III
Item 10. Directors and Executive Officers of the Registrant..............   14
Item 11. Executive Compensation..........................................   14
Item 12. Security Ownership of Certain Beneficial Owners and Management..   14
Item 13. Certain Relationships and Related Transactions..................   14

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.......................................................................   15

SIGNATURES...............................................................   16

EXHIBIT INDEX............................................................   18

                                    PART I

ITEM 1. BUSINESS

General

  AmSouth Bancorporation (AmSouth) is a bank holding company, which was organized in 1970 as a corporation under the laws of Delaware and commenced doing business in 1972. At December 31, 1999, AmSouth had total consolidated assets of approximately $43.4 billion. AmSouth offers a broad range of bank and bank-related services through its subsidiaries. AmSouth's principal subsidiary is AmSouth Bank (the Bank).

  The Bank is a banking corporation organized under the laws of the State of Alabama and is a wholly owned subsidiary of AmSouth. As of December 31, 1999, the Bank had total consolidated assets of approximately $43.2 billion and total consolidated deposits of approximately $27.9 billion. As of December 31, 1999, the assets of the Bank constituted virtually all of the assets of AmSouth.

  In October 1999, AmSouth acquired First American Corporation (First American), a bank holding company headquartered in Nashville, Tennessee, and caused First American to be merged into AmSouth in a transaction accounted for as a pooling-of-interests. As of September 30, 1999, First American had total consolidated assets of $22.2 billion and total deposits of $14.5 billion. For more information regarding the acquisition of First American, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference pursuant to Item 7 of this Form 10-K, and the "Notes to Consolidated Financial Statements", which are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

  AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Capital Management. Consumer Banking delivers a full range of financial services to individuals and small businesses. Services include loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. In addition, Consumer Banking offers various deposit products that meet customers' savings and transaction needs. Commercial Banking meets corporate and middle market customers' needs with a comprehensive array of credit, treasury management, international, and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending, commercial leasing, and healthcare banking. Capital Management is comprised of client fiduciary services and broker/dealer services, and provides primarily fee based income. This area includes not only traditional trust services, but also a substantial selection of investment management services including AmSouth's proprietary mutual fund family. The services and products of all three of AmSouth's segments are offered to businesses and individuals through approximately 640 banking offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana, Arkansas, Kentucky, Virginia and Georgia. In addition to its banking offices, the Bank operates a network of over 1,340 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Note 22 of Notes to Consolidated Financial Statements, which is incorporated herein by reference pursuant to
Item 8, of this Form 10-K.

  As of February 29, 2000, AmSouth and its subsidiaries had 13,882 employees.

Competition

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, Mississippi, Louisiana, Arkansas, Kentucky, Virginia and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. AmSouth also competes with other bank holding companies headquartered in the United States and abroad for the acquisition of financial institutions. At December 31, 1999, AmSouth was the 19th largest bank holding company headquartered in the United States in terms of total assets.

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

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching by May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. None of the states in which AmSouth had subsidiary banks on June 1, 1997 "opted out" of the provisions of the IBBEA permitting interstate branching by acquisition. Although the management of AmSouth cannot predict with certainty the full effect of the IBBEA on AmSouth, management believes the IBBEA resulted in greater consolidation within the banking industry and such consolidation is likely to continue.

The Gramm-Leach-Bliley Act

  In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act significantly revises the laws regulating banks and bank holding companies and other providers of financial services. The Gramm-Leach-Bliley Act (i) repeals the restrictions, formerly contained in the Glass-Steagall Act, on banks affiliating with securities firms, (ii) permits a company to form a "financial holding company," which may own insured depository institutions and engage through non-bank affiliates in a broader range of financial activities than previously had been allowed, including underwriting securities, insurance underwriting, merchant banking and insurance company investments, so long as the depository institution subsidiaries are well capitalized, well managed and receive at least a satisfactory Community Reinvestment Act rating on their most recent examination, (iii) permits the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Department of the Treasury to determine that other activities are also permissible for financial holding companies,
(iv) provides that the Federal Reserve will be responsible for "umbrella" supervision and examination of financial holding companies, and that other federal and state regulators will regulate, supervise and examine "functionally regulated subsidiaries" such as insurance companies and broker-dealers, (v) allows national banks that meet certain requirements to engage in new financial activities (other than insurance underwriting, merchant banking, insurance company investments and real estate development) in subsidiaries of such banks, and (vi) establishes certain restrictions on the transfer and use by financial institutions of nonpublic personal information of their customers. The enactment of the Gramm-Leach-Bliley Act is expected to intensify competition in, and the consolidation of, the financial services industry. However, the management of AmSouth cannot currently predict the full impact of the enactment of the Gramm-Leach-Bliley Act on AmSouth.

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

 General

  As a bank holding company, AmSouth is subject to the regulation and supervision of the Federal Reserve Board under the BHCA. Historically, under the BHCA, bank holding companies could not, in general, directly or indirectly acquire the ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies were generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions. The activities permissible for bank holding companies were significantly expanded by the Gramm-Leach-Bliley Act. For a summary of its provisions, see "The Gramm-Leach-Bliley Act" above. AmSouth cannot predict at this time to what extent, if any, it will engage in any of these expanded activities.

  The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama. The Bank is also an insured depository institution, and, therefore, also subject to regulation by the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes additional restrictions on the payments of dividends by the Bank, as described under "Capital Adequacy and Related Matters-Prompt Corrective Action" below. Moreover, the Federal Reserve Board has issued a policy statement that provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

  Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2000 of approximately $227.2 million, plus an additional amount equal to its net income for 2000.

 Capital Adequacy and Related Matters

 Capital Guidelines

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stockholders' equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1999, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.46 percent and 10.66 percent, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 1999 was
6.22 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 1999. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

  The Federal Reserve Board has adopted modifications to the Tier 1 Capital and Total Capital ratios applicable to both banks and bank holding companies that are intended to address "market risk" arising from large trading portfolios. These modifications are applicable only to banks and bank holding companies whose trading activities exceed certain thresholds, and to those that voluntarily comply with the market risk capital requirement. AmSouth is not subject to, nor has voluntarily adopted, these new requirements.

  Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, a state member bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined to be adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered:
(a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and
(c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 1999, the Bank had capital ratios sufficient to qualify as "well capitalized".

  The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank, and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 1999.

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

 Brokered Deposits and Pass-Through Insurance

  The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 1999, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

  The FDIC's current risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Currently, the FDIC's risk-based system provides that the highest and lowest annual assessments per $100 of deposits insured by the BIF or SAIF are $.27 and $0. The assessment rate schedule is subject to change by the FDIC and accordingly assessment rates could increase in the future. The Bank's total FDIC assessments were $5.4 million pretax in 1999.

 Liability for Affiliate Insured Depository Institutions

  Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. AmSouth currently has only one small depository institution subsidiary other than the Bank, but that subsidiary will be merged into the Bank on March 31, 2000. It is possible, however, that AmSouth will have other depository institution subsidiaries in the future.

ITEM 2. PROPERTIES

  The executive offices of AmSouth are located in the AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by the Bank through an unincorporated joint venture. The Bank is a principal tenant of this building. The Bank is also a principal tenant of other multi-story office buildings in Birmingham, Alabama and Nashville, Tennessee. The Bank also has other banking and operational offices located in its nine-state market area.

  At December 31, 1999, AmSouth and its subsidiaries had 774 offices (principally bank buildings) of which 513 were owned and 261 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, loan servicing, deposit taking, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. Legislation was recently enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the exact effect of the legislation at this time.

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

  There were no matters brought to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

 C. Dowd Ritter         52 President and Chief Executive Officer (January 1996
                           to date) of AmSouth, Chairman (September 1996 to
                           date) and President and Chief Executive Officer
                           (January 1996 to date) of AmSouth Bank; Director of
                           AmSouth and AmSouth Bank. Formerly, Chairman of the
                           Board (September 1996 to October 1999) of AmSouth
                           and President and Chief Operating Officer, AmSouth
                           and AmSouth Bank of Alabama (August 1994 to December
                           1995).
 Thomas E. Hoaglin      50 Vice Chairman and a director (February 2000 to date)
                           of AmSouth and AmSouth Bank. Formerly, Chairman and
                           Chief Executive Officer (1997 to 1999) of Bank One
                           Services Corp., Chairman (1996 to 1997) of Project
                           One at Bank One Corporation and Chairman and Chief
                           Executive Officer (1992 to 1995) of Banc One Ohio
                           Corporation.
 Michael C. Baker       52 Senior Executive Vice President and Capital
                           Management Group Head of AmSouth and AmSouth Bank
                           (October 1995 to date). Formerly, President and
                           Chief Executive Officer of Barnett Banks Trust Co.,
                           N.A. (1989 to July 1995).
 Candice W. Bagby       50 Senior Executive Vice President and Consumer Banking
                           Group Head of AmSouth and AmSouth Bank (August 1995
                           to date). Formerly, Executive Vice President and
                           Director of Marketing of AmSouth and AmSouth Bank of
                           Alabama (July 1994 to August 1995).
 Sloan D. Gibson, IV    46 Senior Executive Vice President (1994 to date) of
                           AmSouth and AmSouth Bank and
                           Tennessee/Mississippi/Louisiana Banking Group Head
                           (1999 to date) of AmSouth Bank. Formerly, President
                           and Chief Executive Officer (October 1999 to
                           December 1999) of First American National Bank,
                           Chief Financial Officer (October 1997 to October
                           1999) and Finance, Commercial and Credit Group Head
                           (October 1994 to October 1999) of AmSouth and
                           AmSouth Bank.
 W. Charles Mayer, III  45 Senior Executive Vice President (October 1994 to
                           date) of AmSouth and AmSouth Bank and Alabama
                           Banking Group Head (October 1999 to date) of AmSouth
                           Bank. Formerly, Alabama/Tennessee/Georgia Banking
                           Group Head (November 1997 to October 1999),
                           Birmingham City President (May 1995 to December
                           1998) of AmSouth Bank, Alabama Banking Group Head of
                           AmSouth (May 1995 to October 1997), and President
                           and Chief Executive Officer of AmSouth Bank of
                           Tennessee (January 1993 to April 1995).
 E. W. Stephenson, Jr.  53 Senior Executive Vice President of AmSouth (July
                           1993 to date) and Senior Executive Vice President of
                           AmSouth Bank and Florida Banking Group Head (July
                           1997 to date). Formerly, Chairman of the Board and
                           Chief Executive Officer of AmSouth Bank of Florida
                           (July 1993 to June 1997).
 Claire W. Tucker       46 Senior Executive Vice President, Commercial Banking
                           Group (October 1999 to date) of AmSouth and AmSouth
                           Bank. Formerly, President of Corporate Bank (1997 to
                           October 1999), Manager, Specialized Lending Group
                           (1995 to 1997), and Manager of Healthcare Division
                           (1991 to 1995), all of First American National Bank.
 David B. Edmonds       46 Executive Vice President and Human Resources
                           Director of AmSouth and AmSouth Bank (October 1994
                           to date).

 Grayson Hall         42 Executive Vice President (June 1994 to date) and
                         Operations and Technology Division Head (January 1993
                         to date) of AmSouth and AmSouth Bank.
 Samuel M. Tortorici  34 Executive Vice President and Chief Financial Officer
                         (October 1999 to date) of AmSouth and AmSouth Bank.
                         Formerly, Central Alabama Area Executive and
                         Montgomery City President (August 1997 to October
                         1999) and Senior Vice President for Regional Banking
                         (1995 to August 1997), all of AmSouth Bank.
 Stephen A. Yoder     46 Executive Vice President, General Counsel and
                         Corporate Secretary of AmSouth and AmSouth Bank (1995
                         to date). Formerly, Assistant General Counsel (1992 to
                         1995) of Mellon Bank Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 24 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 22, 2000, there were approximately 27,992 holders of record of AmSouth's common stock (including participants in the Dividend Reinvestment and Common Stock Purchase Plan).

  Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 1999, are set forth in Note 18 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to
Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the headings "Supervision and Regulation--Payment of Dividends" and "Supervision and Regulation--Capital Adequacy and Related Matters."

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All amounts have been restated to reflect the merger with First American.

                            1999         1998         1997         1996         1995
                         -----------  -----------  -----------  -----------  -----------
                                (Dollars in thousands except per share data)
Earnings summary as
 reported
Net interest income..... $ 1,507,946   $1,444,284  $ 1,384,729  $ 1,279,138  $ 1,160,543
Provision for loan
 losses.................     165,626       99,067       83,508       71,608       43,000
                         -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses............   1,342,320    1,345,217    1,301,221    1,207,530    1,117,543
Noninterest revenues....     847,557      799,854      658,724      542,289      438,812
Merger-related costs....     301,415      121,725            0            0        7,269
Noninterest expenses
 excluding merger-
 related costs..........   1,347,091    1,284,547    1,221,675    1,129,509      988,488
                         -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................     541,371      738,799      738,270      620,310      560,598
Income taxes............     200,903      264,725      264,589      223,455      202,861
                         -----------  -----------  -----------  -----------  -----------
 Net income............. $   340,468  $   474,074  $   473,681  $   396,855  $   357,737
                         ===========  ===========  ===========  ===========  ===========
Earnings per common
 share*................. $      0.87  $      1.22  $      1.20  $      1.00  $      0.90
Diluted earnings per
 common share*..........        0.86         1.20         1.18         0.98         0.88
Cash dividends
 declared*..............        0.71         0.57         0.51         0.48         0.46
Return on average
 assets.................        0.81%        1.22%        1.32%        1.14%        1.13%
Return on average
 equity.................       10.69        15.33        16.00        13.92        13.53
Operating efficiency....       69.24        61.97        59.20        61.25        61.35
Earnings summary
 excluding merger-
 related and
 other special charges**
Net interest income..... $ 1,507,946  $ 1,444,284  $ 1,384,729  $ 1,279,138  $ 1,160,543
Provision for loan
 losses.................      91,626       99,067       83,508       71,608       43,000
                         -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses............   1,416,320    1,345,217    1,301,221    1,207,530    1,117,543
Noninterest revenues....     856,398      799,854      658,724      542,289      438,812
Noninterest expenses
 excluding merger-
 related costs..........   1,343,288    1,284,547    1,221,675    1,097,213      988,488
                         -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................     929,430      860,524      738,270      652,606      567,867
Income taxes............     324,698      305,182      264,589      235,308      205,478
                         -----------  -----------  -----------  -----------  -----------
 Net income............. $   604,732  $   555,342  $   473,681  $   417,298  $   362,389
                         ===========  ===========  ===========  ===========  ===========
Earnings per common
 share*................. $      1.55  $      1.43  $      1.20  $      1.05  $      0.91
Diluted earnings per
 common share*..........        1.53         1.40         1.18         1.03         0.90
Return on average
 assets.................        1.45%        1.43%        1.32%        1.19%        1.14%
Return on average
 equity.................       18.99        17.96        16.00        14.63        13.71
Operating efficiency....       56.21        56.60        59.20        59.50        60.90


Selected year end
 balances
Loans net of unearned
 income................. $26,266,759  $24,445,296  $24,415,004  $23,124,651  $22,041,920
Assets..................  43,406,554   40,635,831   37,380,079   36,070,557   34,247,835
Deposits................  27,912,443   28,533,760   27,045,700   26,003,593   26,258,269
Long-term debt..........   5,603,486    4,392,825    2,247,442    1,876,237      862,690
Shareholders' equity....   2,959,205    3,207,424    3,029,138    2,939,725    2,805,685

Selected average
 balances
Loans net of unearned
 income................. $25,471,295  $24,027,839  $23,753,817  $22,318,990  $20,849,737
Assets..................  41,811,328   38,840,235   35,917,828   34,929,393   31,782,150
Deposits................  27,718,029   27,150,710   26,260,410   25,762,126   24,908,017
Long-term debt..........   5,292,217    3,791,953    1,869,577    1,369,292      645,400
Shareholders' equity....   3,185,084    3,091,737    2,960,023    2,851,421    2,643,459

Selected ratios
Net interest margin.....        4.02%        4.14%        4.27%        4.07%        4.05%
Allowance for loan
 losses to loans net of
 unearned income........        1.38         1.53         1.50         1.60         1.70
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........        0.61         0.54         0.53         0.61         0.79
Ending equity to ending
 assets.................        6.82         7.89         8.10         8.15         8.19
Average equity to
 average assets.........        7.62         7.96         8.24         8.16         8.32

--------
 * Restated for common stock splits
** See page 23 of the Annual Report for description of special charges for 1999. 1996 special charges relate to the one-time SAIF assessment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is included on pages 41 and 42 of "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 1999 Annual Report to Shareholders are hereby incorporated herein by reference.

  The Report of Independent Auditors, KPMG LLP, for First American Corporation for the years ended December 31, 1998 and 1997 is included herein as follows:

                         Independent Auditors' Report

The Board of Directors
AmSouth Bancorporation:

  We have audited the consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

January 21, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8 and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000 (the Proxy Statement) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

Financial Statements

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 1999 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

   Management's Statement on Responsibility for Financial Reporting
   Report of Ernst & Young LLP, Independent Auditors
   Consolidated Statement of Condition--December 31, 1999 and 1998 Consolidated Statement of Earnings--Years ended December 31, 1999, 1998 and
1997
   Consolidated Statement of Shareholders' Equity--Years ended December 31, 1999, 1998 and 1997
   Consolidated Statement of Cash Flows--Years ended December 31, 1999, 1998 and 1997
   Notes to Consolidated Financial Statements

  The Report of Independent Auditors, KPMG LLP, is included herein under Item
8.

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

(b) Reports on Form 8-K

  Two reports on Form 8-K were filed by AmSouth during the period October 1, 1999 to December 31, 1999:

  (a) A report was filed on October 15, 1999 regarding the acquisition of First American and an increase in AmSouth's authorized shares of common stock.

  (b) A report was filed on December 30, 1999 reporting the election of Thomas E. Hoaglin as Vice Chairman of AmSouth.

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

                                          AmSouth Bancorporation

                                                    /s/ C. Dowd Ritter
                                          By: _________________________________
                                                       C. Dowd Ritter
                                               President and Chief Executive
                                                          Officer
                                                    Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----


         /s/ C. Dowd Ritter            President and                March 30, 2000
By: __________________________________ Chief Executive Officer
            C. Dowd Ritter             (Principal Executive
                                       Officer)

      /s/ Samuel M. Tortorici          Executive Vice President     March 30, 2000
By: __________________________________ Chief Financial Officer
         Samuel M. Tortorici           (Principal Financial
                                       Officer)

     /s/ Robert R. Windelspecht        Executive Vice President     March 30, 2000
By: __________________________________ Controller
        Robert R. Windelspecht         (Principal Accounting
                                       Officer)

              Signature                          Title                   Date
              ---------                          -----                   ----

                  *                    Chairman of the Board and    March 30, 2000
By: __________________________________  Director
          Dennis C. Bottorff


                  *                    A Director                   March 30, 2000
By: __________________________________
          J. Harold Chandler

                  *                    A Director                   March 30, 2000
By: __________________________________
         James E. Dalton, Jr.

                                       A Director                   March 30, 2000
By: __________________________________
      Earnest W. Deavenport, Jr.

                  *                    A Director                   March 30, 2000
By: __________________________________
          Rodney C. Gilbert

                                       A Director                   March 30, 2000
By: __________________________________
           Elmer B. Harris

                  *                    A Director                   March 30, 2000
By: __________________________________
          James A. Haslam II

                  *                    Vice Chairman and Director   March 30, 2000
By: __________________________________
          Thomas E. Hoaglin

                  *                    A Director                   March 30, 2000
By: __________________________________
           Martha R. Ingram

                  *                    A Director                   March 30, 2000
By: __________________________________
         Victoria B. Jackson

                  *                    A Director                   March 30, 2000
By: __________________________________
         Ronald J. Kuehn, Jr.

                  *                    A Director                   March 30, 2000
By: __________________________________
           James R. Malone

                  *                    A Director                   March 30, 2000
By: __________________________________
          Francis A. Newman

                                       A Director                   March 30, 2000
By: __________________________________
          Claude B. Nielsen

                  *                    A Director                   March 30, 2000
By: __________________________________
            John N. Palmer

                                       A Director                   March 30, 2000
By: __________________________________
      Benjamin F. Payton, Ph.D.

                  *                    A Director                   March 30, 2000
By: __________________________________
          Herbert A. Sklenar

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

   2   Agreement and Plan of Merger, dated May 31, 1999 (1)

   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)

   3-b Bylaws of AmSouth Bancorporation (3)

   4-a Instruments defining the rights of security holders (4)

   4-b Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (5)

 *10-a AmSouth Bancorporation Executive Incentive Plan (6)

 *10-b AmSouth Bancorporation Relocation Policy for Executive Officers (7)

 *10-c AmSouth Bancorporation Supplemental Retirement Plan (8)

 *10-d 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)

 *10-e Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (10)

 *10-f Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (11)

 *10-g Director Restricted Stock Plan (12)

 *10-h 1997 Performance Incentive Plan (13)

 *10-i 1996 Long Term Incentive Compensation Plan (14)

 *10-j Amended and Restated Deferred Compensation Plan for Directors of AmSouth
       Bancorporation (15)

 *10-k AmSouth Bancorporation Supplemental Thrift Plan (16)

 *10-l Amendment Number One to the AmSouth Bancorporation Supplemental Thrift
       Plan (17)

 *10-m Employment Agreement for C. Dowd Ritter

 *10-n Form of Change-in-Control Agreement for certain Executive Officers (18)

 *10-o AmSouth Bancorporation Deferred Compensation Plan (19)

 *10-p Stock Option Plan for Outside Directors (20)

 *10-q Life Insurance Agreement (21)

 *10-r Supplemental Long-Term Disability Plan (22)

 *10-s Employment Agreement with Dennis C. Bottorff (23)

 *10-t First American Corporation 1991 Employee Stock Incentive Plan (24)

 *10-u 1993 Non-Employee Director Stock Option Plan (25)

 *10-v First American Corporation Directors' Deferred Compensation Plan as amended October 18, 1996 (26)

 *10-w First American Corporation Supplemental Executive Retirement Program dated as of January 1, 1989 (27)

  13 AmSouth Bancorporation's 1999 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K

  21   List of Subsidiaries of AmSouth Bancorporation

  23-a Consent of Ernst & Young LLP, Independent Auditors

  23-b Consent of KPMG LLP, Independent Auditors

  24   Powers of Attorney

  27.1 Financial Data Schedule
  27.2 Financial Data Schedule
  27.3 Financial Data Schedule

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2.1 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference
(2) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference
(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference
(4) Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
(5) Filed as Exhibit 4.1 to AmSouth's Report on Form 8-K filed on December 18, 1997, incorporated herein by reference
(6) Filed as Exhibit 10-a to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(7) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
(8) Filed as Exhibit 10-c to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
(9) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(10) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference
(12) Filed as Exhibit 4.1 to AmSouth's Registration Statement on Form S-8 (Registration No. 33-58777), incorporated herein by reference
(13) Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
(14) Filed as Exhibit 10-p to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
(15) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(16) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
(17) Filed as Exhibit 10-r to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference
(18) Agreements in this form have been entered into with the following Executive Officers: Michael C. Baker, David B. Edmonds, Sloan D. Gibson, IV, Grayson Hall, Thomas E. Hoaglin, W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Samuel M. Tortorici, Claire W. Tucker, and Stephen A. Yoder
(19) Filed as Exhibit 10-v to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(20) Filed as Exhibit 10-w to AmSouth's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference
(21) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference
(22) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference

(23) Filed as Exhibit 10.1 to AmSouth's Registration Statement on Form S-4 (Registration No. 333-85239), incorporated herein by reference
(24) Filed as part of First American's Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(25) Filed as part of First American's Proxy Statement dated March 18, 1993 for the Annual Meeting of Shareholders on April 15, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(26) Filed as Exhibit 10.3(e) to First American's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(27) Filed as Exhibit 19.2 to First American's Annual Report on Form 10-K for the year ended December 31, 1992, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198).