Form 10-Q
period 2000-03-31
AMSOUTH BANCORPORATION
filed 2000-05-15
CIK 3133

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


   For the Quarterly Period Ended March 31, 2000   Commission file number 1-7476

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

As of April 30, 2000, AmSouth Bancorporation had 392,862,566 shares of common stock outstanding.

 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                       ----
 Part I.  Financial Information

          Item 1. Financial Statements (Unaudited)

                  Consolidated Statement of Condition--March 31,
                     2000, December 31, 1999, and March 31, 1999....     3

                  Consolidated Statement of Earnings--Three months
                     ended March 31, 2000 and 1999..................     4

                  Consolidated Statement of Shareholders' Equity--
                     Three months ended March 31, 2000..............     5

                  Consolidated Statement of Cash Flows--Three months
                     ended March 31, 2000 and 1999..................     6

                  Notes to Consolidated Financial Statements........     7

                  Independent Accountants' Review Report............    11

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............    12

 Part II. Other Information

          Item 1. Legal Proceedings.................................    22

          Item 6. Exhibits and Reports on Form 8-K..................    22

 Signatures..........................................................   23

 Exhibit Index ......................................................   24

   Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the effect of changes in interest rates on net interest income, the adequacy of the allowance for loan losses, the effect of legal proceedings on AmSouth's financial condition and results of operations, and with respect to certain other issues. These forward-looking statements involve certain risks, uncertainties, estimates, and assumptions by management.

   Various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. The factors related to the effect of changes in interest rates on net interest income are discussed on paqe 13. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors of the economy and in the real estate markets, and the performance of the stock and bond markets. With regard to the effect of legal proceedings, various uncertainties are discussed in "Part II, Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

                                     PART 1
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                           March 31    December 31   March 31
                                             2000         1999         1999
                                          -----------  -----------  -----------
                                                    (In thousands)
ASSETS
Cash and due from banks.................  $ 1,541,259  $ 1,563,335  $ 1,452,441
Time deposits in other banks............          -0-        2,474        4,655
                                          -----------  -----------  -----------
 Total cash and cash equivalents........    1,541,259    1,565,809    1,457,096
Federal funds sold and securities
 purchased under agreements to resell...       57,843      132,683      119,931
Trading securities......................       31,923       51,972       63,416
Available-for-sale securities...........    5,974,961    5,964,703    7,524,835
Held-to-maturity securities (market
 value of $6,756,448, $6,849,344 and
 $4,388,875, respectively)..............    6,969,210    7,050,562    4,381,355
Loans held for sale.....................      114,891      172,941      151,616
Other interest-earning assets...........       29,096       17,864       35,509
Loans...................................   26,912,786   26,436,359   24,911,804
Less: Allowance for loan losses.........      363,492      363,476      366,243
 Unearned income........................      295,315      169,600      227,286
                                          -----------  -----------  -----------
   Net loans............................   26,253,979   25,903,283   24,318,275
Premises and equipment, net.............      681,999      678,442      781,840
Customers' acceptance liability.........        6,180        8,617       18,604
Accrued interest receivable and other
 assets.................................    2,019,124    1,859,678    1,553,327
                                          -----------  -----------  -----------
                                          $43,680,465  $43,406,554  $40,405,804
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 5,030,443  $ 4,739,077  $ 4,894,015
 Interest-bearing demand................    9,090,952    9,227,907    9,498,705
 Savings................................    2,372,458    2,349,793    2,067,486
 Time...................................    7,666,950    7,574,119    7,851,340
 Foreign time...........................    1,440,749    1,293,522      272,463
 Certificates of deposit of $100,000 or
  more..................................    2,742,763    2,728,025    2,774,033
                                          -----------  -----------  -----------
   Total deposits.......................   28,344,315   27,912,443   27,358,042
 Federal funds purchased and securities
  sold under agreements to repurchase...    3,515,886    4,095,747    3,806,369
 Other borrowed funds...................    1,841,519    2,135,720      555,199
 Long-term Federal Home Loan Bank
  advances..............................    5,417,765    4,612,686    3,650,701
 Other long-term debt...................      980,913      990,800    1,091,170
                                          -----------  -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   40,100,398   39,747,396   36,461,481
Acceptances outstanding.................        6,180        8,617       18,604
Accrued expenses and other liabilities..      564,743      691,336      679,618
                                          -----------  -----------  -----------
   Total liabilities....................   40,671,321   40,447,349   37,159,703
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares; Issued
  and outstanding--none.................          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--750,000,000 shares;
  Issued--416,948,890, 416,948,890 and
  420,753,294 shares, respectively......      416,949      416,949      420,753
 Capital surplus........................      690,954      690,820      778,523
 Retained earnings......................    2,533,827    2,482,477    2,495,069
 Cost of common stock in treasury--
  24,667,405, 25,574,778 and 25,891,161
  shares, respectively..................     (355,574)    (376,354)    (393,887)
 Deferred compensation on restricted
  stock.................................       (5,308)      (5,838)     (48,314)
 Accumulated other comprehensive loss...     (271,704)    (248,849)      (6,043)
                                          -----------  -----------  -----------
   Total shareholders' equity...........    3,009,144    2,959,205    3,246,101
                                          -----------  -----------  -----------
                                          $43,680,465  $43,406,554  $40,405,804
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31
                                                           -------------------
                                                             2000      1999
                                                           --------- ---------
                                                              (In thousands
                                                            except per share
                                                                  data)
INTEREST INCOME
Loans..................................................... $ 562,307 $ 505,071
Available-for-sale securities.............................   100,615   115,343
Held-to-maturity securities...............................   115,055    65,236
Trading securities........................................       743     1,038
Loans held for sale.......................................     2,604     3,883
Federal funds sold and securities purchased under
 agreements to resell ....................................       917     1,807
Other interest-earning assets.............................       457     1,584
                                                           --------- ---------
 Total interest income....................................   782,698   693,962
                                                           --------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits..........................    71,725    66,260
Savings deposits..........................................    16,589    10,926
Time deposits.............................................   101,244   104,159
Foreign time deposits.....................................    17,757     3,471
Certificates of deposit of $100,000 or more...............    38,260    34,559
Federal funds purchased and securities sold under
 agreements to repurchase.................................    51,454    40,090
Other borrowed funds......................................    26,611     4,195
Long-term Federal Home Loan Bank advances.................    73,956    45,381
Other long-term debt......................................    16,529    16,132
                                                           --------- ---------
 Total interest expense...................................   414,125   325,173
                                                           --------- ---------
NET INTEREST INCOME.......................................   368,573   368,789
Provision for loan losses.................................    25,400    18,734
                                                           --------- ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......   343,173   350,055
                                                           --------- ---------
NONINTEREST REVENUES
Consumer investment services income.......................    64,627    51,863
Service charges on deposit accounts.......................    56,853    57,553
Trust income..............................................    27,485    26,980
Bank owned life insurance policies........................    12,218     4,142
Interchange income........................................    12,015     9,714
Mortgage income...........................................    10,067    12,576
Portfolio income..........................................     4,129     8,115
Other noninterest revenues................................    32,643    31,822
                                                           --------- ---------
 Total noninterest revenues...............................   220,037   202,765
                                                           --------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits............................   150,583   155,158
Equipment expense.........................................    32,180    31,656
Subscribers' commissions..................................    30,594    24,295
Net occupancy expense.....................................    29,949    26,651
Postage and office supplies...............................    12,311    13,319
Marketing expense.........................................    11,993    10,766
Amortization of intangibles...............................     9,957    10,109
Communications expense....................................     9,560     9,917
Merger-related costs......................................    21,954     3,274
Other noninterest expenses................................    46,276    55,599
                                                           --------- ---------
 Total noninterest expenses...............................   355,357   340,744
                                                           --------- ---------
INCOME BEFORE INCOME TAXES................................   207,853   212,076
Income taxes..............................................    68,916    75,280
                                                           --------- ---------
 NET INCOME............................................... $ 138,937 $ 136,796
                                                           ========= =========
Average common shares outstanding.........................   391,596   391,959
Earnings per common share................................. $    0.35 $    0.35
Diluted average common shares outstanding.................   394,502   398,174
Diluted earnings per common share......................... $    0.35 $    0.34
Cash dividends per common share...........................      0.20      0.17

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                     Deferred
                                                                   Compensation  Accumulated
                                                                        on          Other
                           Common  Capital   Retained   Treasury    Restricted  Comprehensive
                           Stock   Surplus   Earnings     Stock       Stock         Loss        Total
                          -------- -------- ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 2000...................  $416,949 $690,820 $2,482,477  $(376,354)   $ (5,838)   $ (248,849)  $2,959,205
Comprehensive income:
 Net income.............       -0-      -0-    138,937        -0-         -0-           -0-      138,937
 Other comprehensive
  loss, net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-      -0-        -0-        -0-         -0-       (22,855)     (22,855)
                                                                                              ----------
Comprehensive income....                                                                         116,082
Cash dividends declared
 ($0.20 per common
 share).................       -0-      -0-    (77,760)       -0-         -0-           -0-      (77,760)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-        6        -0-     (5,828)        -0-           -0-       (5,822)
 Benefit stock plans....       -0-      128     (9,374)    23,365         530           -0-       14,649
 Dividend reinvestment
  plan..................       -0-      -0-       (453)     3,243         -0-           -0-        2,790
                          -------- -------- ----------  ---------    --------    ----------   ----------
BALANCE AT MARCH 31,
 2000...................  $416,949 $690,954 $2,533,827  $(355,574)   $ (5,308)   $ (271,704)  $3,009,144
                          ======== ======== ==========  =========    ========    ==========   ==========
Disclosure of
 reclassification
 amount:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                         $  (20,817)
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                              2,038
                                                                                 ----------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                         $  (22,855)
                                                                                 ==========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Three Months
                                                           Ended March 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income...........................................  $   138,937  $   136,796
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses..........................       25,400       18,734
  Depreciation and amortization of premises and
   equipment.........................................       21,887       23,306
  Amortization of premiums and discounts on held-to-
   maturity securities and available-for-sale
   securities........................................          515       (1,940)
  Noncash portion of merger-related costs............        3,941        1,328
  Net gain on branch sale............................       (4,983)         -0-
  Net decrease in loans held for sale................       58,050      206,045
  Net decrease (increase) in trading securities......       19,537      (15,598)
  Net gains on sales of available-for-sale
   securities........................................       (3,266)      (6,140)
  Net increase in accrued interest receivable and
   other assets......................................     (159,110)     (22,327)
  Net decrease in accrued expenses and other
   liabilities.......................................      (75,805)     (87,207)
  Provision for deferred income taxes................       68,916       58,276
  Amortization of intangible assets..................        9,924       10,097
  Other operating activities, net....................       11,706          985
                                                       -----------  -----------
   Net cash provided by operating activities.........      115,649      322,355
                                                       -----------  -----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of
 available-for-sale securities.......................      142,464      846,485
Proceeds from sales of available-for-sale
 securities..........................................      139,718      720,630
Purchases of available-for-sale securities...........     (355,003)  (1,589,256)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities.........................      239,242      503,611
Purchases of held-to-maturity securities.............     (159,177)  (1,043,243)
Net decrease in federal funds sold and securities
 purchased under agreements to resell................       74,840      237,979
Net increase in other interest-earning assets........      (11,232)      (6,233)
Net increase in loans................................     (412,113)    (277,353)
Net purchases of premises and equipment..............      (25,579)     (32,384)
Net cash from sales of branches, business operations,
 subsidiaries and other assets.......................      (28,240)        (301)
                                                       -----------  -----------
   Net cash used by investing activities.............     (395,080)    (640,065)
                                                       -----------  -----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits..................      473,466   (1,120,190)
Net (decrease) increase in federal funds purchased
 and securities sold under agreements to repurchase..     (579,861)     336,107
Net (decrease) increase in other borrowed funds......     (294,201)     206,962
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt............................    2,625,000      424,231
Payments for maturing long-term debt.................   (1,828,266)     (77,881)
Cash dividends paid..................................     (151,612)     (58,638)
Proceeds from employee stock plans and dividend
 reinvestment plan...................................       16,183       11,679
Purchase of common stock.............................       (5,828)     (43,041)
                                                       -----------  -----------
   Net cash provided (used) by financing activities..      254,881     (320,771)
                                                       -----------  -----------
Decrease in cash and cash equivalents................      (24,550)    (638,481)
Cash and cash equivalents at beginning of period.....    1,565,809    2,095,577
                                                       -----------  -----------
Cash and cash equivalents at end of period...........  $ 1,541,259  $ 1,457,096
                                                       ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  Three Months Ended March 31, 2000 and 1999

   General--The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 1999 annual report on Form 10-K.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (Statement
133), was issued by the Financial Accounting Standards Board. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations has not been determined at this time.

   Cash Flows--For the three months ended March 31, 2000 and 1999, AmSouth paid interest of $401,652,000 and $323,963,000, respectively, and income taxes of $558,000 and $38,336,000, respectively. The difference in tax payments between years was due to a difference in the timing of actual payments and does not reflect a significant change in the overall tax liability. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 2000 and 1999, were $10,104,000 and $5,019,000, respectively, and noncash transfers from foreclosed properties to loans were $164,000 and $124,000, respectively. For the three months ended March 31, 2000, noncash transfers from loans to available-for-sale securities and to other assets of approximately $9,450,000 and $229,000, respectively, were made in connection with the participation of loans to third-party conduits. For the three months ended March 31, 1999 noncash transfers from loans to available-for-sale securities and to other assets of approximately $2,862,000 and $104,000, respectively, were made in connection with the participation of mortgages to third-party conduits.

   Mergers and Acquisitions--On October 1, 1999, AmSouth issued 214.5 million common shares to acquire First American Corporation (First American). AmSouth exchanged 1.871 shares of its common stock for each share of First American common stock. First American was a $22.2 billion asset financial services holding company headquartered in Nashville, Tennessee, with banking offices in Tennessee, Mississippi, Louisiana, Arkansas, Virginia, and Kentucky. The transaction was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements have been restated to include the results of First American for all periods presented.

   Net interest income, noninterest revenues and net income as previously reported individually by AmSouth and First American and the combined company, reflecting certain reclassifications to conform to the current presentation, for the three months ended March 31, 1999, are presented in the table below:

                                                                First
                                                      AmSouth  American Combined
                                                      -------- -------- --------
                                                            (In thousands)
   Net interest income............................... $181,112 $185,800 $350,055
   Noninterest revenues..............................   89,061  116,701  202,765
   Net income........................................   70,331   66,464  136,796

   AmSouth recorded merger and integration costs of $18.0 million and $2.8 million during the three months ended March 31, 2000 and 1999, respectively. In addition, AmSouth recorded other merger-related costs of $4.0 million and $.5 million during the three months ended March 31, 2000 and 1999, respectively. Merger-related costs during the three months ended March 31, 2000, were associated with the acquisition of First American. Merger-related costs during the three months ended March 31, 1999, were associated with the 1998 acquisitions of Deposit Guaranty Corporation, Pioneer Bancshares, Inc., The Middle Tennessee Bank, CSB Financial Corporation and Peoples Bank. The components of the costs are shown below:

                                                                       Three
                                                                       Months
                                                                       Ended
                                                                      March 31
                                                                     ----------
                                                                     2000  1999
                                                                     ----- ----
                                                                        (In
                                                                     millions)
   Merger and integration costs:
     Severance and personnel-related costs.......................... $ 4.4 $-0-
     Investment banking and other transaction costs.................   0.5  -0-
     Occupancy and equipment writedowns.............................   3.9  1.3
     Systems and operations conversions.............................   9.2  1.5
                                                                     ----- ----
       Total merger and integration costs...........................  18.0  2.8
   Other merger-related charges.....................................   4.0  0.5
                                                                     ----- ----
       Total merger-related costs................................... $22.0 $3.3
                                                                     ===== ====

   The following table presents a summary of activity with respect to AmSouth's merger-related accrual:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (In millions)
   Balance at January 1......................................... $ 70.7  $ 18.8
   Provision charged to operating expense.......................    -0-     -0-
   Cash outlays.................................................  (40.1)  (10.7)
   Noncash writedowns and charges...............................    -0-     -0-
                                                                 ------  ------
   Balance at March 31.......................................... $ 30.6  $  8.1
                                                                 ======  ======

   The liability balance at March 31, 2000 of $30.6 million will be paid in 2000 and represents $28.7 million of severance and personnel-related costs, $.9 million of occupancy and equipment writedowns and $1.0 million of other merger-related charges. For the First American merger, approximately 1,400 positions are estimated to be eliminated, of which approximately 400 positions are expected to be eliminated through attrition. Through March 31, 2000, approximately 835 associates have entered the severance process.

   Comprehensive Income--Total comprehensive income was $116,082,000 and $118,717,000 for the three months ended March 31, 2000 and 1999, respectively. Total comprehensive income consists of net income and the change in the unrealized gains or losses on AmSouth's available-for-sale security portfolio arising during the period.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                                                Three Months
                                                               Ended March 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                (In thousands
                                                              except per share
                                                                    data)
   Earnings per common share computation:
    Numerator:
     Net income.............................................. $138,937 $136,796
    Denominator:
     Average common shares outstanding.......................  391,596  391,959
    Earnings per common share................................ $    .35 $    .35
   Diluted earnings per common share computation:
    Numerator:
     Net income.............................................. $138,937 $136,796
    Denominator:
     Average common shares outstanding.......................  391,596  391,959
     Dilutive shares contingently issuable...................    2,906    6,215
                                                              -------- --------
     Average diluted common shares outstanding...............  394,502  398,174
   Diluted earnings per common share......................... $    .35 $    .34

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 35,000,000 shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Capital Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes BOLI income, gains on sales of fixed assets, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. The following is a summary of the segment performance for the three months ended March 31, 2000 and 1999:

                              Consumer Commercial  Capital   Treasury
                              Banking   Banking   Management & Other    Total
                              -------- ---------- ---------- --------  --------
                                               (In thousands)
Three Months Ended March 31,
 2000
Net interest income from
 external customers.........  $103,617  $219,062   $  (162)  $ 46,056  $368,573
Internal funding............   128,244   (91,900)      576    (36,920)      -0-
                              --------  --------   -------   --------  --------
Net interest income.........   231,861   127,162       414      9,136   368,573
Noninterest revenues........    82,118    20,993    93,907     23,019   220,037
                              --------  --------   -------   --------  --------
Total revenues..............   313,979   148,155    94,321     32,155   588,610
Provision for loan losses...    21,270     4,114       -0-         16    25,400
Noninterest expenses........   176,824    44,733    77,576     56,224   355,357
                              --------  --------   -------   --------  --------
Income (loss) before income
 taxes......................   115,885    99,308    16,745    (24,085)  207,853
Income taxes................    43,573    37,340     6,296    (18,293)   68,916
                              --------  --------   -------   --------  --------
Segment net income (loss)...  $ 72,312  $ 61,968   $10,449   $ (5,792) $138,937
                              ========  ========   =======   ========  ========
Three Months Ended March 31,
 1999
Net interest income from
 external customers.........  $ 79,932  $203,608   $  (258)  $ 85,507  $368,789
Internal funding............   161,522   (88,698)      527    (73,351)      -0-
                              --------  --------   -------   --------  --------
Net interest income.........   241,454   114,910       269     12,156   368,789
Noninterest revenues........    82,538    22,404    80,328     17,495   202,765
                              --------  --------   -------   --------  --------
Total revenues..............   323,992   137,314    80,597     29,651   571,554
Provision for loan losses...    15,923    10,323       -0-     (7,512)   18,734
Noninterest expenses........   192,798    49,938    63,970     34,038   340,744
                              --------  --------   -------   --------  --------
Income before income taxes..   115,271    77,053    16,627      3,125   212,076
Income taxes................    43,360    28,964     6,242     (3,286)   75,280
                              --------  --------   -------   --------  --------
Segment net income..........  $ 71,911  $ 48,089   $10,385   $  6,411  $136,796
                              ========  ========   =======   ========  ========

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ ERNST & YOUNG LLP

May 10, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On October 1, 1999, AmSouth merged with First American, with AmSouth the surviving entity (Merger). AmSouth is a bank holding company whose principal subsidiary is AmSouth Bank. All prior period financial information has been restated as if the Merger had been in effect for all periods presented.

   AmSouth reported diluted operating earnings per common share of $.39 and $.35 for the three month periods ended March 31, 2000 and 1999, respectively. Operating earnings, which exclude merger-related costs, totaled $152.4 million for the three months ended March 31, 2000, a 9.4% increase over operating earnings of $139.3 million for the same period of 1999. On an operating basis, AmSouth's year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.41% and an annualized return on average equity (ROE) of 20.80% for 2000 compared to 1.41% and 17.66%, respectively, for the first three months of 1999. Operating efficiency, excluding merger-related costs, for the three months ended March 31, 2000 improved to 56.03% from 58.34% for the prior year.

   Including merger-related costs for both periods, diluted earnings per share were $.35 and $.34 for the three months ended March 31, 2000 and 1999, respectively. Year-to-date earnings totaled $138.9 million compared to $136.8 million for the prior year. AmSouth's annualized ROA and ROE were 1.28% and 18.96% for 2000 compared to 1.38% and 17.34%, respectively, for 1999. Operating efficiency including merger-related costs was 59.71% for 2000 compared to 58.91% for 1999.

   Total assets were $43.7 billion at quarter end, compared to 1999's quarter-end assets of $40.4 billion. The increase was primarily the result of continued loan growth over the past year. Loans net of unearned income at March 31, 2000 increased $1.9 billion from March 31, 1999, to $26.6 billion. On a managed basis, which includes commercial, dealer and residential mortgage loans participated to third-party conduits, loans increased $3.6 billion to $30.5 billion at quarter end. The increases in the loan portfolio occurred primarily in home equity, indirect and commercial real estate loans. Growth in the investment portfolio also contributed to the increase in total assets. The investment portfolio at March 31, 2000 increased $1.0 billion from March 31, 1999 to $12.9 billion.

   On the funding side of the balance sheet, total deposits at March 31, 2000 increased $986 million compared to March 31, 1999. Increases in foreign time deposits (Eurodollar deposits), savings deposits and noninterest-bearing demand deposits were partially offset by decreases in interest-bearing demand deposits, time deposits and certificates of deposit of $100,000 or more. AmSouth increased its use of treasury, tax and loan notes and short-term bank notes as funding sources with increases of $441.4 million and $500.0 million, respectively. Term federal funds purchased and securities sold under agreements to repurchase were also used as a funding source totaling $540.0 million at March 31, 2000. AmSouth continued to increase its use of Federal Home Loan Bank (FHLB) advances as a funding source. Long-term FHLB advances increased to $5.4 billion at March 31, 2000, a 48.4% increase over 1999 first-quarter end.

Net Interest Income

   Net interest income on a fully taxable equivalent basis for the three months ended March 31, 2000 was $375.1 million almost level with the March 31, 1999 total. Over the same period, the net interest margin decreased from 4.17% to 3.77%. Several actions taken by AmSouth as a part of its merger strategy benefited the company overall, while at the same time narrowing the net interest margin. These items included leveraging the investment portfolio and purchasing additional bank owned life insurance (BOLI) coverage. Continued strong loan growth along with the leveraging of the investment portfolio resulted in an increase in average interest-earning assets of $3.5 billion to $40.0 billion. Earning asset growth was funded by an increase in higher cost, market sensitive borrowed funds and foreign time deposits. Both noninterest-bearing and interest-bearing core deposits decreased $236.7 million and $813.5 million, respectively, as compared to the first quarter of 1999. This increased reliance on borrowed funds adversely impacted both net interest income and the net interest margin. Management is actively working to increase core deposits as a means of funding asset growth and reduce reliance on borrowed funds.

Asset/Liability Management

   AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. AmSouth accomplishes this process through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income (NII) performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

   An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in NII resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit sensitivity; customer preferences; and management's financial and capital plans. These assumptions are inherently uncertain, and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

   Based on the results of the simulation model as of March 31, 2000, AmSouth would expect NII to decrease $36.9 million and increase $35.6 million if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. A gradual increase or decrease is assumed, under the model, to occur evenly over the 12-month period. This level of interest rate risk is well within the Company's policy guidelines. If the increase in interest rates is more pronounced or occurs within a shorter time period, the impact on net interest income will likely be greater. Prior to the Merger, market risk exposure was managed by each of the previously separate companies. Separate risk management models and assumptions were used in accordance with each company's unique market profile. Accordingly, prior period amounts have not been presented as such amounts were based on the risk profiles of the previously separate companies and are not comparable to current period amounts.

   AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During the first quarter of 2000, AmSouth entered into additional interest rate swaps in the notional amount of $305 million. There were no maturities, calls or terminations of interest rate swaps during the first quarter of 2000. At March 31, 2000, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $3.6 billion. The swaps added in 2000 as hedges were designated to certain deposits and commercial loans of AmSouth Bank. At March 31, 2000, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

   Table 5 presents a five-quarter analysis of the allowance for loan losses. At March 31, 2000, the allowance for loan losses was $363.5 million, or 1.37% of loans net of unearned income, compared to $366.2 million, or

1.48%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 326.05% at March 31, 1999, to 297.06% at March 31, 2000.

   Net charge-offs for the quarter ended March 31, 2000, were $25.4 million compared to $26.2 million a year earlier. Annualized net charge-offs to average loans net of unearned income were 0.38% and 0.43%, respectively, for the three months ended March 31, 2000 and 1999. The decrease in net charge-offs occurred primarily in AmSouth's commercial portfolio, which decreased $3.1 million. Commercial net charge-offs for the three months ended March 31, 1999 included a $7.9 million charge-off of one credit. Annualized net charge-offs for the commercial portfolio decreased 16 basis points to 0.30% at March 31, 2000. In addition, net charge-offs for the revolving credit portfolio decreased $1.0 million. These decreases were partially offset by increases of $2.0 million and $1.6 million, respectively, in net charge-offs in the dealer indirect and other residential mortgage portfolios. Annualized net charge-offs for the consumer loan portfolio remained relatively unchanged at 0.61% of average consumer loans for the three months ended March 31, 2000 compared to 0.58% for the same period of 1999. The provision for loan losses for the three-month periods ended March 31, 2000 and 1999 was $25.4 million and $18.7 million, respectively. The 2000 provision reflects loan loss exposure related to the overall growth in the loan portfolio and the change in the mix of the loan portfolio.

   Table 6 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 2000, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions remained almost flat at 0.55% compared to 0.53% at March 31, 1999. The level of nonperforming assets increased $14.3 million during the same period.

   At December 31, 1999, AmSouth decided to exit the portion of its commercial loan portfolio related to loans to Medicare dependent long-term care providers. The decision was based primarily on the adverse effects of the implementation by the United States government of the Prospective Payment System for the Medicare system. This and other changes in the Medicare program resulted in significantly lower Medicare revenues for healthcare service providers. As a result of the decision, loans totaling $149.3 million were transferred from the commercial loan portfolio to assets held for accelerated disposition (AHAD) during the fourth quarter of 1999. A transfer of $71.0 million was also made from the allowance for loan losses to AHAD to reflect a net realizable value of $78.3 million for these loans. At March 31, 2000, net AHAD totaled $46.8 million and included nonperforming loans of $29.2 million.

   Included in nonperforming assets at March 31, 2000 and 1999, was $58.3 million and $61.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted a majority of these impaired loans. At March 31, 2000 and 1999, there was $21.2 million and $8.2 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended March 31, 2000 and 1999, was $63.7 million and $59.1 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2000.

Noninterest Revenues and Noninterest Expenses

   Year-to-date noninterest revenues totaled $220.0 million at March 31, 2000, compared to $202.8 million for the prior-year period, an 8.5% increase. The largest contributors to this growth were consumer investment services income and income from bank owned life insurance policies. Consumer investment services income increased $12.8 million primarily due to higher sales volume at IFC Holdings, Inc. (IFC), a subsidiary third-party marketer of investment and insurance products through banks and other financial services providers. Income from BOLI increased $8.1 million as a result of normal increases in cash surrender value on policies purchased in prior years by AmSouth and on policies purchased since March 31, 1999. Partially offsetting these increases were decreases of $2.5 million in mortgage income and $4.0 million in portfolio income. The decrease in mortgage income was primarily due to a decrease in net servicing income due to the sale of AmSouth's third-party servicing portfolio in the third quarter of 1999. Portfolio income declined due to fewer sales of available-for-sale securities.

   Year-to-date noninterest expenses excluding merger-related costs decreased 1.2% to $333.4 million at March 31, 2000, compared to $337.5 million for the prior year. The largest increase in noninterest expenses was a $6.3 million increase in subscribers' commissions. Subscribers' commissions are fees paid on sales of investment products marketed through IFC and are paid to subscribing (client) institutions. This increase is directly related to the IFC increase in consumer investment services income. Net occupancy expense increased $3.3 million due to the addition of new leased facilities and annual rent increases. Salaries and employee benefits decreased $4.6 million when compared to the same period a year ago. This decrease reflects synergies achieved as a result of the merger partially offset by merit increases and higher insurance benefits and payroll taxes. Other noninterest expenses decreased $9.3 million reflecting a reduction in the use of temporary and contract personnel and lower noncredit losses.

Capital Adequacy

   At March 31, 2000, shareholders' equity totaled $3.0 billion or 6.89% of total assets. Since December 31, 1999, shareholders' equity increased $49.9 million primarily as a result of net income for the quarter of $138.9 million offset by dividends of $77.8 million and additional unrealized losses on available-for-sale securities of $22.9 million.

   Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2000 and 1999. At March 31, 2000, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the bank was well capitalized at March 31, 2000.

                           Table 1--Financial Summary

                                                      March 31
                                               ------------------------    %
                                                  2000         1999      Change
                                               -----------  -----------  ------
                                                       (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned income................. $26,617,471  $24,684,518    7.8%
 Total assets.................................  43,680,465   40,405,804    8.1
 Total deposits...............................  28,344,315   27,358,042    3.6
 Shareholders' equity.........................   3,009,144    3,246,101   (7.3)
Year-to-date average balances:
 Loans net of unearned income................. $26,681,345  $24,497,545    8.9%
 Total assets.................................  43,584,863   40,076,476    8.8
 Total deposits...............................  27,830,850   27,595,980    0.9
 Shareholders' equity.........................   2,947,234    3,198,577   (7.9)

                                                    Three Months
                                                   Ended March 31
                                               ------------------------    %
                                                  2000         1999      Change
                                               -----------  -----------  ------
                                               (In thousands except per share
                                                           data)
Operating earnings summary (1)
 Net income................................... $   152,434  $   139,284    9.4%
 Earnings per common share....................        0.39         0.36    8.3
 Diluted earnings per common share............        0.39         0.35   11.4
 Return on average assets (annualized)........        1.41%        1.41%
 Return on average equity (annualized)........       20.80        17.66
 Operating efficiency.........................       56.03        58.34
Earnings summary as reported
 Net income................................... $   138,937  $   136,796    1.6%
 Earnings per common share....................        0.35         0.35    0.0
 Diluted earnings per common share............        0.35         0.34    2.9
 Return on average assets (annualized)........        1.28%        1.38%
 Return on average equity (annualized)........       18.96        17.34
 Operating efficiency.........................       59.71        58.91
Selected ratios
 Average equity to assets.....................        6.76%        7.98%
 End-of-period equity to assets...............        6.89         8.03
 End-of-period tangible equity to assets......        6.00         6.99
 Allowance for loan losses to loans net of
  unearned income.............................        1.37         1.48
Common stock data
 Cash dividends declared...................... $      0.20  $      0.17
 Book value at end of period..................        7.67         8.22
 Market value at end of period................       14.94        30.33
 Average common shares outstanding............     391,596      391,959
 Average common shares outstanding-diluted....     394,502      398,174

--------
(1) Excludes merger-related costs

 Table 2--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                 2000
                      ----------------------------
                             First Quarter
                      ----------------------------
                        Average    Revenue/ Yield/
                        Balance    Expense   Rate
                      -----------  -------- ------
                       (Taxable equivalent basis-
                          dollars in thousands)
 Assets
 Interest-earning
 assets:
  Loans net of
  unearned income...  $26,681,345  $563,191   8.49%
  Available-for-sale
  securities:
    Taxable.........    6,014,598   100,290   6.71
    Tax-free........       65,763     1,183   7.24
                      -----------  --------
    Total available-
    for-sale
    securities......    6,080,361   101,473   6.71
                      -----------  --------
 Held-to-maturity
 securities:
  Taxable...........    6,612,916   112,836   6.86
  Tax-free..........      387,092     6,962   7.23
                      -----------  --------
  Total held-to-
  maturity
  securities........    7,000,008   119,798   6.88
                      -----------  --------
    Total investment
    securities......   13,080,369   221,271   6.80
 Other interest-
 earning assets.....      270,785     4,721   7.01
                      -----------  --------
    Total interest-
    earning assets..   40,032,499   789,183   7.93
 Cash and other
 assets.............    4,138,693
 Allowance for loan
 losses.............     (365,223)
 Market valuation on
 available-for-sale
 securities.........     (221,106)
                      -----------
                      $43,584,863
                      ===========
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 liabilities:
   Interest-bearing
   demand deposits..    9,086,434    71,725   3.17
   Savings deposits.    2,352,997    16,589   2.84
   Time deposits....    7,619,385   101,244   5.34
   Foreign time
   deposits.........    1,296,318    17,757   5.51
   Certificates of
   deposit of
   $100,000 or more.    2,778,322    38,260   5.54
   Federal funds
   purchased and
   securities sold
   under agreements
   to repurchase....    4,044,026    51,454   5.12
   Other interest-
   bearing
   liabilities......    8,166,443   117,096   5.77
                      -----------  --------
     Total interest-
     bearing
     liabilities....   35,343,925   414,125   4.71
                                   --------
 Net interest
 spread.............                          3.22%
 Noninterest-bearing
 demand deposits....    4,697,394
 Other liabilities..      596,310
 Shareholders'
 equity.............    2,947,234
                      -----------
                      $43,584,863
                      ===========
 Net interest
 income/margin on a
 taxable equivalent
 basis..............                375,058   3.77%
                                              ====
 Taxable equivalent
 adjustment:
   Loans............                    884
   Available-for-sale
   securities.......                    858
   Held-to-maturity
   securities.......                  4,743
   Trading
   securities.......                      0
                                   --------
     Total taxable
     equivalent
     adjustment.....                  6,485
                                   --------
       Net interest
       income.......               $368,573
                                   ========

                                                 1999
                      -----------------------------------------------------------
                            Fourth Quarter                 Third Quarter
                      ----------------------------- -----------------------------
                        Average    Revenue/ Yield/    Average    Revenue/ Yield/
                        Balance    Expense   Rate     Balance    Expense   Rate
                      ------------ -------- ------- ------------ -------- -------
                             (Taxable equivalent basis-dollars in thousands)
 Assets
 Interest-earning
 assets:
 Loans net of
 unearned income....  $26,554,884  $563,564   8.42% $25,716,024  $540,535   8.34%
 Available-for-sale
 securities:........
  Taxable...........    6,674,819   106,565   6.33    7,822,171   126,722   6.43
  Tax-free..........      114,849     1,959   6.77      209,093     2,867   5.44
                      ------------ --------         ------------ --------
  Total available-
  for-sale
  securities........    6,789,668   108,524   6.34    8,031,264   129,589   6.40
                      ------------ --------         ------------ --------
 Held-to-maturity
 securities:
  Taxable...........    5,930,758    99,565   6.66    4,524,385    74,955   6.57
  Tax-free..........      332,685     6,262   7.47      224,628     4,636   8.19
                      ------------ --------         ------------ --------
  Total held-to-
  maturity
  securities........    6,263,443   105,827   6.70    4,749,013    79,591   6.65
                      ------------ --------         ------------ --------
    Total investment
    securities......   13,053,111   214,351   6.52   12,780,277   209,180   6.49
 Other interest-
 earning assets.....      243,857     3,503   5.70      336,785     5,239   6.17
                      ------------ --------         ------------ --------
    Total interest-
    earning assets..   39,851,852   781,418   7.78   38,833,086   754,954   7.71
 Cash and other
 assets.............    4,154,211                     4,217,786
 Allowance for loan
 losses.............     (366,218)                     (365,636)
 Market valuation on
 available-for-sale
 securities.........     (202,257)                      (65,350)
                      ------------                  ------------
                      $43,437,588                   $42,619,886
                      ============                  ============
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....  $ 9,054,153    68,926   3.02  $ 9,101,838    65,533   2.86
 Savings deposits...    2,348,024    16,158   2.73    2,265,805    14,629   2.56
 Time deposits......    7,717,934   100,506   5.17    7,701,634    98,570   5.08
 Foreign time
 deposits...........    1,189,238    15,468   5.16      716,723     8,784   4.86
 Certificates of
 deposit of
 $100,000 or more...    2,919,684    38,962   5.29    2,946,034    38,164   5.14
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase......    4,278,534    52,550   4.87    4,013,532    47,561   4.70
 Other interest-
 bearing
 liabilities........    7,367,364   101,509   5.47    7,189,087    95,421   5.27
                      ------------ --------         ------------ --------
  Total interest-
  bearing
  liabilities.......   34,874,931   394,079   4.48   33,934,653   368,662   4.31
                                   --------                      --------
 Net interest
 spread.............                          3.30%                         3.40%
 Noninterest-bearing
 demand deposits....    4,948,282                     4,799,827
 Other liabilities..      606,553                       621,397
 Shareholders'
 equity.............    3,007,822                     3,264,009
                      ------------                  ------------
                      $43,437,588                   $42,619,886
                      ============                  ============
 Net interest
 income/margin on a
 taxable equivalent
 basis..............                387,339   3.86%               386,292   3.95%
                                              =====                         ====
 Taxable equivalent
 adjustment:
 Loans..............                  1,090                         1,156
 Available-for-sale
 securities.........                  1,192                         1,751
 Held-to-maturity
 securities.........                  3,767                         3,006
 Trading
 securities.........                     28                            32
                                   --------                      --------
  Total taxable
  equivalent
  adjustment........                  6,077                         5,945
                                   --------                      --------
    Net interest
    income..........               $381,262                      $380,347
                                   ========                      ========

                                                   1999
                      ------------------------------------------------------------
                             Second Quarter                 First Quarter
                       ----------------------------- -----------------------------
                         Average    Revenue/ Yield/    Average    Revenue/ Yield/
                         Balance    Expense   Rate     Balance    Expense   Rate
                       ------------ -------- ------- ------------ -------- -------
                         (Taxable equivalent basis-dollars in thousands)
 Assets
 Interest-earning
 assets:
 Loans net of
 unearned income....   $25,091,429  $522,542   8.35% $24,497,545  $506,342   8.38%
 Available-for-sale
 securities:........
  Taxable...........     7,156,589   114,322   6.41    6,834,032   111,962   6.64
  Tax-free..........       291,853     5,028   6.91      370,352     6,485   7.10
                       ------------ --------         ------------ --------
  Total available-
  for-sale
  securities........     7,448,442   119,350   6.43    7,204,384   118,447   6.67
                       ------------ --------         ------------ --------
 Held-to-maturity
 securities:
  Taxable...........     4,304,455    69,672   6.49    3,887,758    63,945   6.67
  Tax-free..........       200,868     4,160   8.31      171,323     3,749   8.87
                       ------------ --------         ------------ --------
  Total held-to-
  maturity
  securities........     4,505,323    73,832   6.57    4,059,081    67,694   6.76
                       ------------ --------         ------------ --------
    Total investment
    securities......    11,953,765   193,182   6.48   11,263,465   186,141   6.70
 Other interest-
 earning assets.....       377,859     5,290   5.62      739,518     8,358   4.58
                       ------------ --------         ------------ --------
    Total interest-
    earning assets..    37,423,053   721,014   7.73   36,500,528   700,841   7.79
 Cash and other
 assets.............     4,007,052                     3,924,467
 Allowance for loan
 losses.............      (367,762)                     (373,784)
 Market valuation on
 available-for-sale
 securities.........         3,199                        25,265
                       ------------                  ------------
                       $41,065,542                   $40,076,476
                       ============                  ============
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits....   $ 9,335,877    65,435   2.81  $ 9,594,487    66,260   2.80
 Savings deposits...     2,127,753    12,221   2.30    2,020,184    10,926   2.19
 Time deposits......     7,772,480    99,340   5.13    8,100,517   104,159   5.21
 Foreign time
 deposits...........       578,874     6,539   4.53      319,143     3,471   4.41
 Certificates of
 deposit of
 $100,000 or more...     2,850,452    34,737   4.89    2,627,529    34,559   5.33
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase......     4,203,663    47,745   4.56    3,704,180    40,090   4.39
 Other interest-
 bearing
 liabilities........     5,395,184    70,872   5.27    4,939,358    65,708   5.40
                       ------------ --------         ------------ --------
  Total interest-
  bearing
  liabilities.......    32,264,283   336,889   4.19   31,305,398   325,173   4.21
                                    --------                      --------
 Net interest
 spread.............                           3.54%                         3.58%
 Noninterest-bearing
 demand deposits....     4,897,183                     4,934,120
 Other liabilities..       632,920                       638,381
 Shareholders'
 equity.............     3,271,156                     3,198,577
                       ------------                  ------------
                       $41,065,542                   $40,076,476
                       ============                  ============
 Net interest
 income/margin on a
 taxable equivalent
 basis..............                 384,125   4.12%               375,668   4.17%
                                               ====                          ====
 Taxable equivalent
 adjustment:
 Loans..............                   1,321                         1,271
 Available-for-sale
 securities.........                   2,364                         3,104
 Held-to-maturity
 securities.........                   2,845                         2,458
 Trading
 securities.........                      46                            46
                                    --------                      --------
  Total taxable
  equivalent
  adjustment........                   6,576                         6,879
                                    --------                      --------
    Net interest
    income..........                $377,549                      $368,789
                                    ========                      ========

----
NOTE: The taxable equivalent adjustment has been computed based on a 35% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earnings, marketable equity securities.

           Table 3--Maturities and Interest Rates Exchanged on Swaps

                                              Mature During
                         ---------------------------------------------------------------
                          2000   2001   2002   2003   2004   2005   2008   2009   Total
                         ------  -----  -----  -----  -----  -----  -----  -----  ------
                                          (Dollars in millions)
Receive fixed swaps:
  Notional amount....... $1,319  $ 499  $ 865  $ 305  $ 135  $ 150  $ 175  $ 175  $3,623
  Receive rate..........   6.68%  6.44%  6.51%  6.30%  5.89%  6.25%  6.13%  6.22%   6.48%
  Pay rate..............   6.04%  5.75%  6.06%  6.02%  6.01%  5.91%  5.99%  5.91%   5.99%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from March 31, 2000. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.

                      Table 4 - Loans and Credit Quality

                                                                         Net Charge-offs
                                 Loans*          Nonperforming Loans** Three Months Ended
                                March 31               March 31             March 31
                         ----------------------- --------------------- --------------------
                            2000        1999        2000       1999      2000       1999
                         ----------- ----------- ---------- ---------- ---------  ---------
                                                  (In thousands)
Commercial:
  Commercial &
   industrial........... $ 8,203,477 $ 7,878,506 $   35,021 $   41,785 $   7,129  $  10,676
  Commercial loans--
   secured by
   real estate..........   1,976,573   1,903,159     38,247     18,863       463         59
                         ----------- ----------- ---------- ---------- ---------  ---------
   Total commercial.....  10,180,050   9,781,665     73,268     60,648     7,592     10,735
                         ----------- ----------- ---------- ---------- ---------  ---------
Commercial real estate:
  Commercial real estate
   mortgages............   2,375,465   2,305,248     15,948     15,075      (113)       427
  Real estate
   construction.........   2,295,830   1,898,255      6,160      4,741       (60)      (136)
                         ----------- ----------- ---------- ---------- ---------  ---------
   Total commercial real
    estate..............   4,671,295   4,203,503     22,108     19,816      (173)       291
                         ----------- ----------- ---------- ---------- ---------  ---------
Consumer:
  Residential first
   mortgages............   1,638,740   2,445,780     13,099     21,987       317        406
  Other residential
   mortgages............   4,179,034   3,124,660     10,198      9,011     2,381        816
  Dealer indirect.......   4,153,408   3,230,761        682        168     9,191      7,176
  Revolving credit......     467,470     465,438        253        -0-     3,425      4,442
  Other consumer........   1,327,474   1,432,711      2,757        698     2,651      2,380
                         ----------- ----------- ---------- ---------- ---------  ---------
   Total consumer.......  11,766,126  10,699,350     26,989     31,864    17,965     15,220
                         ----------- ----------- ---------- ---------- ---------  ---------
                         $26,617,471 $24,684,518 $  122,365 $  112,328 $  25,384  $  26,246
                         =========== =========== ========== ========== =========  =========

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due and $29.2 million of nonperforming assets classified as held for accelerated disposition at March 31, 2000.

                      Table 5--Allowance for Loan Losses

                             2000                          1999
                          ----------- -----------------------------------------------
                          1st Quarter 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $363,476    $365,427    $365,869    $366,243    $373,756
Loans charged off.......    (40,377)    (39,358)    (41,202)    (28,885)    (38,842)
Recoveries of loans
 previously charged
 off....................     14,993      12,707      10,157       9,922      12,595
                           --------    --------    --------    --------    --------
Net charge-offs.........    (25,384)    (26,651)    (31,045)    (18,963)    (26,247)
Addition to allowance
 charged to expense.....     25,400      97,700      30,603      18,589      18,734
Allowance
 sold/transferred.......        -0-     (73,000)        -0-         -0-         -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $363,492    $363,476    $365,427    $365,869    $366,243
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.37%       1.38%       1.39%       1.44%       1.48%
Allowance for loan
 losses to nonperforming
 loans*.................     297.06%     257.54%     225.79%     294.76%     326.05%
Allowance for loan
 losses to nonperforming
 assets*................     249.86%     225.00%     196.12%     252.81%     279.11%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.38%       0.40%       0.48%       0.30%       0.43%

--------
* Exclusive of accruing loans 90 days past due and $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at March 31, 2000 and December 31, 1999, respectively.

                         Table 6--Nonperforming Assets

                            2000                       1999
                          --------  -------------------------------------------
                          March 31  December 31 September 30 June 30   March 31
                          --------  ----------- ------------ --------  --------
                                        (Dollars in thousands)
Nonaccrual loans........  $122,365   $141,134     $161,843   $124,123  $112,328
Foreclosed properties...    19,839     17,767       22,991     18,898    17,988
Repossessions...........     3,274      2,644        1,496      1,701       904
                          --------   --------     --------   --------  --------
 Total nonperforming
  assets*...............  $145,478   $161,545     $186,330   $144,722  $131,220
                          ========   ========     ========   ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.55%      0.61%        0.71%      0.57%     0.53%
Accruing loans 90 days
 past due...............  $ 66,375   $ 61,050     $ 44,644   $ 65,324  $ 65,737

--------
* Exclusive of accruing loans 90 days past due and $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at March 31, 2000 and December 31, 1999, respectively.

                        Table 7--Investment Securities

                                       March 31, 2000        March 31, 1999
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
 U.S. Treasury and federal agency
  securities....................... $5,200,882 $5,025,562 $3,042,132 $3,042,740
 State, county and municipal
  securities.......................    381,312    374,726    203,140    206,214
 Other securities..................  1,387,016  1,356,160  1,136,083  1,139,921
                                    ---------- ---------- ---------- ----------
                                    $6,969,210 $6,756,448 $4,381,355 $4,388,875
                                    ========== ========== ========== ==========
Available-for-sale:
 U.S. Treasury and federal agency
  securities....................... $5,067,236            $6,192,496
 State, county and municipal
  securities.......................     73,829               362,390
 Other securities..................    833,896               969,949
                                    ----------            ----------
                                    $5,974,961            $7,524,835
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 2000, were approximately 6.7 years and 6.64%, respectively. Included in the combined portfolios was $11.3 billion of mortgage-backed securities, $507 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 2000, were approximately 6.4 years and 6.64%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 4.0 years.
2. The available-for-sale portfolio included net unrealized losses of $227.2 million and $10.2 million at March 31, 2000 and 1999, respectively.

                  Table 8--Other Interest-Bearing Liabilities

                                                                March 31
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (In thousands)
Other borrowed funds:
 Short-term Federal Home Loan Bank advances.............. $      -0- $  260,313
 Treasury, tax and loan notes............................    608,083    166,692
 Short-term bank notes...................................    550,000     50,000
 Term Federal Funds purchased............................    540,000        -0-
 Commercial paper........................................     10,821      9,872
 Other short-term debt...................................    132,615     68,322
                                                          ---------- ----------
  Total other borrowed funds............................. $1,841,519 $  555,199
                                                          ========== ==========
Other long-term debt:
 6.45% Subordinated Notes Due 2018....................... $  303,896 $  304,393
 6.125% Subordinated Notes Due 2009......................    174,387    174,243
 6.75% Subordinated Debentures Due 2025..................    149,902    149,884
 7.75% Subordinated Notes Due 2004.......................    149,618    149,526
 7.25% Senior Notes Due 2006.............................     99,548     99,511
 6.875% Subordinated Notes Due 2003......................     49,895     49,871
 6.625% Subordinated Notes Due 2005......................     49,709     49,672
 Subordinated Capital Notes..............................        -0-     99,989
 Other long-term debt....................................      5,379     14,081
                                                          ---------- ----------
  Total other long-term debt............................. $  982,334 $1,091,170
                                                          ========== ==========

                      Table 9--Capital Amounts and Ratios

                                                         March 31
                                            -----------------------------------
                                                  2000               1999
                                            -----------------  ----------------
                                              Amount    Ratio    Amount   Ratio
                                            ----------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth.................................. $ 2,850,335  7.75% $2,795,187  8.54%
  AmSouth Bank.............................   3,412,791  9.21   3,216,520  9.79
Total capital:
  AmSouth.................................. $ 4,037,456 10.98% $3,855,813 11.61%
  AmSouth Bank.............................   4,076,283 11.00   3,878,350 10.88
Leverage:
  AmSouth.................................. $ 2,850,335  6.59% $2,795,187  7.05%
  AmSouth Bank.............................   3,412,791  7.91   3,216,520  7.74

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

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of the lawsuits against AmSouth have been filed in Alabama and Mississippi relative to the amount of deposits held by AmSouth in those states. Legislation was recently enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the exact effect of the legislation at this time.

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

  Item 6(b)--Reports on Form 8-K

   One report on Form 8-K was filed by AmSouth during the period January 1, 2000 to March 31, 2000:

   A report was filed on January 20, 2000 to report AmSouth's preliminary results of operations for the fourth quarter of 1999 and for the fiscal year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
May 12, 2000                              By: _________________________________
                                                     C. Dowd Ritter
                                                      President and
                                                 Chief Executive Officer

May 12, 2000                                   /s/ Robert R. Windelspecht
                                          By: _________________________________
                                                 Robert R. Windelspecht
                                                Executive Vice President,
                                                Chief Accounting Officer
                                                     and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

  2  Agreement and Plan of Merger, dated May 31, 1999 (1)

  3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (2)

  3-b  By-Laws of AmSouth Bancorporation (3)

  10-a  Agreement with Thomas E. Hoaglin

  10-b  AmSouth Bancorporation Deferred Compensation Plan

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