Form 10-Q
period 2000-06-30
AMSOUTH BANCORPORATION
filed 2000-08-14
CIK 3133

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


   For the Quarterly Period Ended June 30, 2000    Commission file number 1-7476

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

As of July 31, 2000, AmSouth Bancorporation had 376,713,817 shares of common stock outstanding.

 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.  Financial Information

          Item 1. Financial Statements (Unaudited)

                  Consolidated Statement of Condition--June 30, 2000,
                     December 31, 1999, and June 30, 1999...............     3

                  Consolidated Statement of Earnings--Three months and
                     six months ended June 30, 2000 and 1999............     4

                  Consolidated Statement of Shareholders' Equity--Six
                     months ended June 30, 2000.........................     5

                  Consolidated Statement of Cash Flows--Six months ended
                     June 30, 2000 and 1999.............................     6

                  Notes to Consolidated Financial Statements ...........     7

                  Independent Accountants' Review Report................    11

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................    12

 Part II. Other Information

          Item 1. Legal Proceedings.....................................    23

          Item 4. Submission of Matters to a Vote of Security Holders...    23

          Item 5. Other Information.....................................    23

          Item 6. Exhibits and Reports on Form 8-K......................    23

 Signatures..............................................................   24

 Exhibit Index ..........................................................   25

   Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the effect of changes in interest rates on net interest income, the adequacy of the allowance for loan losses and the level of net charge-offs, the effect of legal proceedings on AmSouth's financial condition and results of operations, and with respect to certain other issues. These forward-looking statements involve certain risks, uncertainties, estimates, and assumptions by management.

   Various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. The factors related to the effect of changes in interest rates on net interest income are discussed on page 13. With respect to the adequacy of the allowance for loan losses and the level of net charge-offs, these factors include fluctuations in interest rates, the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors of the economy and in the real estate markets, and the performance of the stock and bond markets. With regard to the effect of legal proceedings, various uncertainties are discussed in "Part II, Item 1. Legal Proceedings." Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

                                     PART 1
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                            June 30    December 31    June 30
                                             2000         1999         1999
                                          -----------  -----------  -----------
                                                    (In thousands)
ASSETS
Cash and due from banks.................  $ 1,538,506  $ 1,563,335  $ 1,528,722
Time deposits in other banks............          -0-        2,474          -0-
                                          -----------  -----------  -----------
 Total cash and cash equivalents........    1,538,506    1,565,809    1,528,722
Federal funds sold and securities
 purchased under agreements to resell...       87,351      132,683       83,852
Trading securities......................       34,090       51,972       61,904
Available-for-sale securities...........    5,935,980    5,964,703    7,717,810
Held-to-maturity securities (market
 value of $6,726,831, $6,849,344 and
 $4,705,424, respectively)..............    6,932,616    7,050,562    4,790,084
Loans held for sale.....................      144,462      172,941      152,795
Other interest-earning assets...........       27,610       17,864       30,245
Loans...................................   25,938,197   26,436,359   25,645,641
Less: Allowance for loan losses.........      358,064      363,476      365,869
      Unearned income...................      348,787      169,600      281,338
                                          -----------  -----------  -----------
   Net loans............................   25,231,346   25,903,283   24,998,434
Premises and equipment, net.............      635,877      678,442      786,590
Customers' acceptance liability.........        3,474        8,617       25,504
Accrued interest receivable and other
 assets.................................    2,012,720    1,859,678    1,927,382
                                          -----------  -----------  -----------
                                          $42,584,032  $43,406,554  $42,103,322
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 4,988,178  $ 4,739,077  $ 4,961,789
 Interest-bearing demand................    9,600,304    9,227,907    9,144,660
 Savings................................    1,384,274    2,349,793    2,171,249
 Time...................................    7,655,930    7,574,119    7,622,838
 Foreign time...........................    1,441,561    1,293,522      675,313
 Certificates of deposit of $100,000 or
  more..................................    2,828,671    2,728,025    2,966,557
                                          -----------  -----------  -----------
   Total deposits.......................   27,898,918   27,912,443   27,542,406
 Federal funds purchased and securities
  sold under agreements to repurchase...    3,685,232    4,095,747    4,198,107
 Other borrowed funds...................    1,605,411    2,135,720    1,078,707
 Long-term Federal Home Loan Bank
  advances..............................    4,905,659    4,612,686    4,509,510
 Other long-term debt...................      980,808      990,800      991,055
                                          -----------  -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   39,076,028   39,747,396   38,319,785
Acceptances outstanding.................        3,474        8,617       25,504
Accrued expenses and other liabilities..      683,579      691,336      565,912
                                          -----------  -----------  -----------
   Total liabilities....................   39,763,081   40,447,349   38,911,201
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares; Issued
  and outstanding--none.................          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--750,000,000 shares;
  Issued--416,948,890, 416,948,890 and
  421,124,431 shares, respectively......      416,949      416,949      421,124
 Capital surplus........................      690,953      690,820      783,048
 Retained earnings......................    2,542,327    2,482,477    2,563,521
 Cost of common stock in treasury--
  38,092,716, 25,574,778 and 26,248,342
  shares, respectively..................     (571,624)    (376,354)    (405,071)
 Deferred compensation on restricted
  stock.................................       (4,369)      (5,838)     (45,638)
 Accumulated other comprehensive loss...     (253,285)    (248,849)    (124,863)
                                          -----------  -----------  -----------
   Total shareholders' equity...........    2,820,951    2,959,205    3,192,121
                                          -----------  -----------  -----------
                                          $42,584,032  $43,406,554  $42,103,322
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                             Six Months         Three Months
                                            Ended June 30       Ended June 30
                                        --------------------- -----------------
                                           2000       1999      2000     1999
                                        ---------- ---------- -------- --------
                                         (In thousands except per share data)
INTEREST INCOME
Loans.................................  $1,129,647 $1,026,292 $567,340 $521,221
Available-for-sale securities.........     200,053    232,329   99,438  116,986
Held-to-maturity securities...........     229,498    136,223  114,443   70,987
Trading securities....................       1,489      2,105      746    1,067
Loans held for sale...................       4,284      6,640    1,680    2,757
Federal funds sold and securities
 purchased under agreements to
 resell...............................       1,834      3,042      917    1,235
Other interest-earning assets.........         854      1,769      397      185
                                        ---------- ---------- -------- --------
   Total interest income..............   1,567,659  1,408,400  784,961  714,438
                                        ---------- ---------- -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits......     151,603    131,695   79,878   65,435
Savings deposits......................      26,155     23,147    9,566   12,221
Time deposits.........................     206,928    203,499  105,684   99,340
Foreign time deposits.................      39,098     10,010   21,341    6,539
Certificates of deposit of $100,000 or
 more.................................      79,004     69,296   40,744   34,737
Federal funds purchased and securities
 sold under agreements to repurchase..     102,486     87,835   51,032   47,745
Other borrowed funds..................      59,684     11,688   33,073    7,493
Long-term Federal Home Loan Bank
 advances.............................     148,052     92,886   74,096   47,505
Other long-term debt..................      33,440     32,006   16,911   15,874
                                        ---------- ---------- -------- --------
   Total interest expense.............     846,450    662,062  432,325  336,889
                                        ---------- ---------- -------- --------
NET INTEREST INCOME...................     721,209    746,338  352,636  377,549
Provision for loan losses.............      48,200     37,323   22,800   18,589
                                        ---------- ---------- -------- --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES......................     673,009    709,015  329,836  358,960
                                        ---------- ---------- -------- --------
NONINTEREST REVENUES
Consumer investment services income...     121,591    110,618   56,964   58,755
Service charges on deposit accounts...     113,686    115,439   56,833   57,886
Trust income..........................      56,552     54,280   29,067   27,300
Mortgage income.......................      21,622     24,039   11,555   11,463
Interchange income....................      24,947     21,383   12,932   11,669
Portfolio income......................       8,075     18,777    3,946   10,662
Bank owned life insurance policies....      24,429      9,711   12,211    5,569
Gain on sales of businesses...........         538        -0-      538      -0-
Other noninterest revenues............      68,022     61,123   35,379   29,301
                                        ---------- ---------- -------- --------
   Total noninterest revenues.........     439,462    415,370  219,425  212,605
                                        ---------- ---------- -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits........     295,551    309,482  144,968  154,324
Equipment expense.....................      63,309     64,886   31,129   33,230
Net occupancy expense.................      58,048     53,751   28,099   27,100
Subscribers' commissions..............      57,879     51,772   27,285   27,477
Postage and office supplies...........      25,705     25,768   13,394   12,449
Amortization of intangibles...........      19,546     20,183    9,589   10,074
Marketing expense.....................      20,978     20,337    8,985    9,571
Communications expense................      20,027     19,879   10,467    9,962
Merger-related costs..................     110,178     28,039   88,224   24,765
Other noninterest expenses............      94,310    113,642   48,034   58,043
                                        ---------- ---------- -------- --------
   Total noninterest expenses.........     765,531    707,739  410,174  366,995
                                        ---------- ---------- -------- --------
INCOME BEFORE INCOME TAXES............     346,940    416,646  139,087  204,570
Income taxes..........................     108,106    148,269   39,190   72,989
                                        ---------- ---------- -------- --------
   NET INCOME.........................  $  238,834 $  268,377 $ 99,897 $131,581
                                        ========== ========== ======== ========
Average common shares outstanding.....     389,138    391,828  386,682  391,655
Earnings per common share.............  $     0.61 $     0.68 $   0.26 $   0.34
Diluted average common shares
 outstanding..........................     392,035    397,833  389,571  397,451
Diluted earnings per common share.....  $     0.61 $     0.67 $   0.26 $   0.33
Cash dividends per common share.......        0.40       0.34     0.20     0.17

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                     Deferred
                                                                   Compensation  Accumulated
                                                                        on          Other
                           Common  Capital   Retained   Treasury    Restricted  Comprehensive
                           Stock   Surplus   Earnings     Stock       Stock         Loss        Total
                          -------- -------- ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 2000...................  $416,949 $690,820 $2,482,477  $(376,354)   $(5,838)     $(248,849)  $2,959,205
Comprehensive income:
 Net income.............       -0-      -0-    238,834        -0-        -0-            -0-      238,834
 Other comprehensive
  loss, net of tax:
 Unrealized losses on
  available- for-sale
  securities, net of
  reclassification
  adjustment............       -0-      -0-        -0-        -0-        -0-         (4,436)      (4,436)
                                                                                              ----------
Comprehensive income....                                                                         234,398
Cash dividends declared
 ($0.40 per common
 share).................       -0-      -0-   (151,484)       -0-        -0-            -0-     (151,484)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-      -0-        -0-   (251,092)       -0-            -0-     (251,092)
 Benefit stock plans....       -0-      133    (24,526)    47,212      1,469            -0-       24,288
 Dividend reinvestment
  plan..................       -0-      -0-     (2,974)     8,610        -0-            -0-        5,636
                          -------- -------- ----------  ---------    -------      ---------   ----------
BALANCE AT JUNE 30,
 2000...................  $416,949 $690,953 $2,542,327  $(571,624)   $(4,369)     $(253,285)  $2,820,951
                          ======== ======== ==========  =========    =======      =========   ==========
Disclosure of
 reclassification
 amount:
Unrealized holding
 losses on available-
 for-sale securities
 arising during the
 period.................                                                          $    (397)
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                              4,039
                                                                                  ---------
Net unrealized losses on
 available-for-sale
 securities, net of
 tax....................                                                          $  (4,436)
                                                                                  =========



                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months
                                                            Ended June 30
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income............................................  $  238,834  $  268,377
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses............................      48,200      37,323
 Depreciation and amortization of premises and
  equipment...........................................      43,377      47,292
 Amortization of premiums and discounts on held-to-
  maturity securities
  and available-for-sale securities...................       1,785      (1,829)
 Noncash portion of merger-related costs..............      67,052       1,409
 Net gains on branch sales............................      (7,644)        -0-
 Net decrease in loans held for sale..................      28,479     204,866
 Net decrease (increase) in trading securities........      17,387     (14,068)
 Net gains on sales of available-for-sale securities..      (6,469)    (11,033)
 Net gains on sales of loans to third-party conduits..      (9,323)        -0-
 Net increase in accrued interest receivable and other
  assets..............................................    (173,752)   (407,924)
 Net decrease in accrued expenses and other
  liabilities.........................................     (82,585)    (32,494)
 Provision for deferred income taxes..................     105,600      67,525
 Amortization of intangible assets....................      19,480      20,158
 Other operating activities, net......................      13,676        (146)
                                                        ----------  ----------
  Net cash provided by operating activities...........     304,097     179,456
                                                        ----------  ----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities..................................     281,358   1,353,305
Proceeds from sales of available-for-sale securities..     384,701   1,734,067
Purchases of available-for-sale securities............    (644,889) (3,564,235)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities..........................     487,467     866,488
Purchases of held-to-maturity securities..............    (338,491) (1,804,903)
Net decrease in federal funds sold and securities
 purchased under agreements to resell.................      45,332     274,058
Net increase in other interest-earning assets.........      (9,746)       (969)
Net increase in loans, excluding sales to third-party
 conduits.............................................    (555,077)   (962,399)
Proceeds from sales of loans to third-party conduits..   1,001,106         -0-
Net purchases of premises and equipment...............     (14,791)    (61,120)
Net cash from (sales) purchases of branches, business
 operations, subsidiaries and other assets............     (77,053)      1,378
                                                        ----------  ----------
  Net cash provided (used) by investing activities....     559,917  (2,164,330)
                                                        ----------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits...................     213,837    (985,366)
Net (decrease) increase in federal funds purchased and
 securities sold under
 agreements to repurchase.............................    (410,515)    727,845
Net (decrease) increase in other borrowed funds.......    (530,309)    730,470
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt.............................   4,175,000   1,409,647
Payments for maturing Federal Home Loan Bank advances
 and other long-term debt.............................  (3,890,417)   (304,527)
Cash dividends paid...................................    (225,336)   (120,086)
Proceeds from employee stock plans and dividend
 reinvestment plan....................................      27,515      23,813
Purchase of common stock..............................    (251,092)    (63,777)
                                                        ----------  ----------
  Net cash (used) provided by financing activities....    (891,317)  1,418,019
Decrease in cash and cash equivalents.................     (27,303)   (566,855)
Cash and cash equivalents at beginning of period......   1,565,809   2,095,577
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $1,538,506  $1,528,722
                                                        ==========  ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                    Six Months Ended June 30, 2000 and 1999

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

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (Statement
133), was issued by the Financial Accounting Standards Board. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of Statement 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133," which is effective simultaneously with Statement 133. Statement 138 does not amend any of the fundamental precepts of Statement 133, but does address a limited number of implementation issues. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations has not been determined at this time.

   Cash Flows--For the six months ended June 30, 2000 and 1999, AmSouth paid interest of $835.0 million and $652.4 million, respectively, and income taxes of $31.1 million and $150.7 million, respectively. The difference in tax payments between years was due to a difference in the timing of actual payments and a reduction in the overall current tax liability associated with the timing of the deductibility of merger and integration and other expenses. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 2000 and 1999, were $16.1 and $10.2 million, respectively, and noncash transfers from foreclosed properties to loans were $199 thousand and $155 thousand, respectively. For the six months ended June 30, 2000, noncash transfers from loans to available-for-sale securities, other assets and other liabilities of approximately $31.3 million, $20.5 million and $11.4 million, respectively, were made in connection with the participation of loans to third-party conduits. For the six months ended June 30, 1999 noncash transfers from loans to available-for-sale securities and to other assets of approximately $5.6 million and $6.2 million, respectively, were made in connection with the participation of mortgages to third-party conduits.

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

   Net interest income, noninterest revenues and net income as previously reported individually by AmSouth and First American and the combined company, reflecting certain reclassifications to conform to the current presentation, for the three months and six months ended June 30, 1999, are presented in the table below:

                                                               First
                                                     AmSouth  American Combined
                                                     -------- -------- --------
                                                           (In thousands)
   Three months ended June 30, 1999:
    Net interest income............................. $188,963 $187,434 $377,549
    Noninterest revenues............................   88,133  125,891  212,605
    Net income......................................   74,248   57,333  131,581

   Six months ended June 30, 1999:
    Net interest income............................. $370,075 $373,234 $746,338
    Noninterest revenues............................  177,194  242,592  415,370
    Net income......................................  144,579  123,798  268,377

   AmSouth recorded merger and integration costs of $77.4 million and $10.2 million during the six months ended June 30, 2000 and 1999, respectively. In addition, AmSouth recorded other merger-related costs of $32.8 million and $17.8 million during the six months ended June 30, 2000 and 1999, respectively. Merger-related costs during the six months ended June 30, 2000, were associated with the acquisition of First American. Merger-related costs during the six months ended June 30, 1999, were associated with the 1998 acquisitions of Deposit Guaranty Corporation, Pioneer Bancshares, Inc., The Middle Tennessee Bank, CSB Financial Corporation, and Peoples Bank. The components of the costs are shown below:

                                                                    Six Months
                                                                      Ended
                                                                     June 30
                                                                   ------------
                                                                    2000  1999
                                                                   ------ -----
                                                                       (In
                                                                    millions)
   Merger and integration costs:
     Severance and personnel-related costs........................ $ 15.9 $ 1.8
     Investment banking and other transaction costs...............    0.9   -0-
     Occupancy and equipment writedowns...........................   40.8   1.4
     Systems and operations conversions...........................   19.8   7.0
                                                                   ------ -----
      Total merger and integration costs..........................   77.4  10.2
   Other merger-related charges...................................   32.8  17.8
                                                                   ------ -----
      Total merger-related costs.................................. $110.2 $28.0
                                                                   ====== =====

   The following table presents a summary of activity with respect to AmSouth's merger-related accrual:

                                                                  2000    1999
                                                                  -----  ------
                                                                      (In
                                                                   millions)
   Balance at January 1.......................................... $70.7  $ 18.8
   Provision charged to operating expense........................  44.8    17.6
   Cash outlays.................................................. (51.2)  (14.4)
   Noncash writedowns and charges................................   -0-     -0-
                                                                  -----  ------
   Balance at June 30............................................ $64.3  $ 22.0
                                                                  =====  ======

   The liability balance at June 30, 2000 of $64.3 million will be paid in 2000 and represents $32.3 million of severance and personnel-related costs, $18.3 million of occupancy and equipment writedowns, $2.2 million of systems and operations conversions and $11.5 million of other merger-related charges.

   Comprehensive Income--Total comprehensive income was $118.3 million and $234.4 million for the three and six months ended June 30, 2000 and $12.8 million and $131.5 million for the three and six months ended June 30, 1999. Total comprehensive income consists of net income and the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                              Three Months       Six Months
                                              Ended June 30     Ended June 30
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
                                              (In thousands except per share
                                                           data)
   Earnings per common share computation:
    Numerator:
     Net income...........................  $ 99,897 $131,581 $238,834 $268,377
    Denominator:
     Average common shares outstanding....   386,682  391,655  389,138  391,828
   Earnings per common share..............  $    .26 $    .34 $    .61 $    .68
   Diluted earnings per common share
    computation:
    Numerator:
     Net income...........................  $ 99,897 $131,581 $238,834 $268,377
    Denominator:
     Average common shares outstanding....   386,682  391,655  389,138  391,828
     Dilutive shares contingently
      issuable............................     2,889    5,796    2,897    6,005
                                            -------- -------- -------- --------
     Average diluted common shares
      outstanding.........................   389,571  397,451  392,035  397,833
   Diluted earnings per common share......  $    .26 $    .33 $    .61 $    .67

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 35.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through June 30, 2000, 14.6 million shares have been purchased under this authorization at a cost of $245.3 million.

   Deferred Income Taxes--During the second quarter of 2000, AmSouth transferred the responsibility for the management of certain operations to a foreign subsidiary, thereby lowering the effective tax rate on certain existing leveraged lease investments. In accordance with SFAS 13, Accounting for Leases, the net income from the leases was recalculated from the inception based on the new effective tax rate increasing net income for the quarter by $3.0 million ($.01 per share). This adjustment included a deferral of previously recognized pretax leveraged lease earnings to later periods, which reduced current pretax net interest income by $10.1 million. Total pretax income over the terms of the leveraged leases will be unaffected by the change in effective tax rate. The second quarter charge was more than offset by a $13.1 million reduction in deferred income taxes. AmSouth intends to permanently reinvest earnings of this foreign subsidiary and, therefore, in accordance with SFAS 109, Accounting for Income Taxes, deferred taxes of $13.1 million have not been provided as of June 30, 2000.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Capital Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, gain on sales of businesses and other assets, gains on sales of fixed assets, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. The following is a summary of the segment performance for the three and six months ended June 30, 2000 and 1999:

                          Consumer Commercial   Capital   Treasury
                          Banking   Banking    Management  & Other     Total
                          -------- ----------  ---------- ---------  ----------
                                            (In thousands)
Three Months Ended June
 30, 2000
Net interest income from
 external customers.....  $128,840 $ 202,140    $   (148) $  21,804  $  352,636
Internal funding........   121,007   (84,659)        916    (37,264)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   249,847   117,481         768    (15,460)    352,636
Noninterest revenues....    92,142    21,636      87,901     17,746     219,425
                          -------- ---------    --------  ---------  ----------
Total revenues..........   341,989   139,117      88,669      2,286     572,061
Provision for loan
 losses.................    18,991     3,737         -0-         72      22,800
Noninterest expenses....   178,094    36,165      70,395    125,520     410,174
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   144,904    99,215      18,274   (123,306)    139,087
Income taxes............    54,484    37,305       6,871    (59,470)     39,190
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $ 90,420 $  61,910    $ 11,403  $ (63,836) $   99,897
                          ======== =========    ========  =========  ==========
Three Months Ended June
 30, 1999
Net interest income from
 external customers.....  $ 88,508 $ 211,048    $   (180) $  78,173  $  377,549
Internal funding........   156,493   (91,898)        376    (64,971)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   245,001   119,150         196     13,202     377,549
Noninterest revenues....    82,145    22,420      87,663     20,377     212,605
                          -------- ---------    --------  ---------  ----------
Total revenues..........   327,146   141,570      87,859     33,579     590,154
Provision for loan
 losses.................    15,552     3,412         -0-       (375)     18,589
Noninterest expenses....   191,412    48,284      69,737     57,562     366,995
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   120,182    89,874      18,122    (23,608)    204,570
Income taxes............    45,200    33,728       6,795    (12,734)     72,989
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $ 74,982 $  56,146    $ 11,327  $ (10,874) $  131,581
                          ======== =========    ========  =========  ==========
Six Months Ended June
 30, 2000
Net interest income from
 external customers.....  $241,530 $ 412,130    $   (310) $  67,859  $  721,209
Internal funding........   246,196  (171,839)      1,515    (75,872)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   487,726   240,291       1,205     (8,013)    721,209
Noninterest revenues....   174,261    42,628     181,810     40,763     439,462
                          -------- ---------    --------  ---------  ----------
Total revenues..........   661,987   282,919     183,015     32,750   1,160,671
Provision for loan
 losses.................    40,261     7,851         -0-         88      48,200
Noninterest expenses....   357,759    75,677     154,465    177,630     765,531
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   263,967   199,391      28,550   (144,968)    346,940
Income taxes............    99,251    74,971      10,735    (76,851)    108,106
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $164,716 $ 124,420    $ 17,815  $ (68,117) $  238,834
                          ======== =========    ========  =========  ==========
Six Months Ended June
 30, 1999
Net interest income from
 external customers.....  $168,439 $ 414,656    $   (439) $ 163,682  $  746,338
Internal funding........   318,016  (180,325)        903   (138,594)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   486,455   234,331         464     25,088     746,338
Noninterest revenues....   164,683    44,824     167,992     37,871     415,370
                          -------- ---------    --------  ---------  ----------
Total revenues..........   651,138   279,155     168,456     62,959   1,161,708
Provision for loan
 losses.................    31,476    13,734         -0-     (7,887)     37,323
Noninterest expenses....   384,210    98,222     133,706     91,601     707,739
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   235,452   167,199      34,750    (20,755)    416,646
Income taxes............    88,561    62,690      13,038    (16,020)    148,269
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $146,892 $ 104,509    $ 21,712  $  (4,735) $  268,377
                          ======== =========    ========  =========  ==========

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2000 and 1999, the consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999, and the consolidated statement of shareholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

August 10, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   AmSouth reported diluted operating earnings per common share of $.79 and $.72 for the six month periods ended June 30, 2000 and 1999, respectively. Operating earnings, which exclude merger-related costs and charges for business divestitures, totaled $310.6 million for the six months ended June 30, 2000, an 8.2% increase over operating earnings of $287.1 million for the same period of 1999. On an operating basis, AmSouth's year-to-date earnings resulted in an annualized return on average assets (ROA) of 1.44% and an annualized return on average equity (ROE) of 21.35% for 2000 compared to 1.43% and 17.89%, respectively, for the first six months of 1999. Operating efficiency, excluding merger-related costs and gain on sales of businesses, for the six months ended June 30, 2000 improved to 55.84% from 57.84% for the same period of the prior year.

   Operating earnings for the second quarter of 2000 totaled $158.1 million compared to $147.8 million for the same period of 1999. Diluted operating earnings per common share were $.41 and $.37, respectively. ROA and ROE on an operating basis for the second quarter of 2000 were 1.47% and 21.90%, respectively, compared to 1.44% and 18.12%, respectively, for the second quarter of 1999. Operating efficiency for the current quarter was 55.65% compared to 57.35% for the prior year quarter.

   Including merger-related costs and charges for business divestitures, diluted year-to-date earnings per share were $.61 and $.67 for the six months ended June 30, 2000 and 1999, respectively, on earnings of $238.8 million and $268.4 million, respectively. Year-to-date ROA and ROE were 1.10% and 16.42%, respectively, for 2000 compared to 1.33% and 16.73%, respectively, for 1999. Operating efficiency including merger-related costs and gain on sales of businesses was 65.20% for the six months ended June 30, 2000 compared to 60.22% for 1999.

   On a quarterly basis, diluted earnings per share including merger-related costs and charges for business divestitures were $.26 and $.33, respectively, for the quarters ended June 30, 2000 and 1999. Earnings for the same periods were $99.9 million and $131.6 million, respectively. ROA and ROE were .93% and 13.84%, respectively, for the second quarter of 2000 compared to 1.29% and 16.13%, respectively, for the same period of 1999. Operating efficiency for the quarter including merger-related costs was 70.84% for 2000 compared to 61.50% for 1999.

   Total assets increased 1.1% from June 30, 1999 to $42.6 billion at June 30, 2000. Loans net of unearned income at June 30, 2000 increased $225 million from June 30, 1999, to $25.6 billion. On a managed basis, which includes commercial, dealer and residential mortgage loans participated to third-party conduits, loans increased $3.2 billion to $31.0 billion at quarter end. The increases in the loan portfolio occurred primarily in home equity, indirect and commercial real estate loans. Growth in the investment portfolio, which consists of available-for-sale and held-to-maturity securities, also contributed to the increase in total assets. The investment portfolio at June 30, 2000 increased $361 million from June 30, 1999 to $12.9 billion.

   On the funding side of the balance sheet, total deposits at June 30, 2000 increased $356.5 million compared to June 30, 1999. Increases in foreign time deposits (Eurodollar deposits), interest-bearing demand deposits and time deposits were partially offset by decreases in savings deposits and certificates of deposit of $100,000 or more. AmSouth increased its use of treasury, tax and loan notes and short-term bank notes as funding sources with increases of $89.8 million and $600.0 million, respectively. AmSouth continued to increase its use of long-term Federal Home Loan Bank (FHLB) advances as a funding source. Long-term FHLB advances increased to $4.9 billion at June 30, 2000, an 8.8% increase over June 30, 1999. Partially offsetting these funding increases was a $512.9 million decrease in Federal funds purchased and securities sold under agreements to repurchase.

Net Interest Income

   Net interest income on a fully taxable equivalent basis for the six months ended June 30, 2000 was $734.7 million, a decrease of $25.1 million from the six months ended June 30, 1999. Over the same period, the net interest margin decreased from 4.15% to 3.70%. Several actions taken by AmSouth as a part of its merger strategy benefited the company overall, while at the same time narrowing the net interest margin. These items included leveraging the investment portfolio and purchasing additional bank owned life insurance
(BOLI)
coverage. In addition to these actions, a portion of the leasing portfolio was restructured during the second quarter of 2000 which permanently lowered the effective tax rate on income from the portfolio. The effect of this transaction was to lower net interest income by $10.1 million, decreasing the year-to-date net interest margin by five basis points. Continued strong loan growth along with the leveraging of the investment portfolio resulted in an increase in year-to-date average interest-earning assets of $3.0 billion to $39.9 billion. Average earning asset growth was funded by an increase in higher cost, market sensitive borrowed funds and foreign time deposits. Both average noninterest-bearing and interest-bearing core deposits decreased $182.0 million and $1.0 billion, respectively, as compared to the six months ended June 30, 1999. This increased reliance on borrowed funds adversely impacted both net interest income and the net interest margin. Management is actively working to increase core deposits as a means of funding asset growth and to reduce reliance on borrowed funds.

   Net interest income on a fully taxable equivalent basis for the three months ended June 30, 2000 was $359.6 million, a decrease of $24.5 million from the same period of 1999. The net interest margin decreased 49 basis points to 3.63%. The reasons for the decreases were primarily the same as those discussed in the year-to-date analysis. The restructuring of the leasing portfolio resulted in a 10 basis point decline in the quarterly net interest margin.

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

   An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in NII resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit volume, mix and rate sensitivity; customer preferences; and management's financial and capital plans. These assumptions are inherently uncertain, and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

   Based on the results of the simulation model as of June 30, 2000, AmSouth would expect NII to decrease $35.4 million or approximately 2.5 percent and increase $20.5 million or approximately 1.4 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. A gradual increase or decrease is assumed, under the model, to occur evenly over the 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. If the increase or decrease in interest rates is more pronounced or occurs within a shorter time period, the impact on net interest income will be greater. Prior to AmSouth's merger with First American, market risk exposure was managed by each of the previously separate companies. Separate risk management models and assumptions were used in accordance with each company's unique market profile. Accordingly, prior period amounts have not been presented as such amounts were based on the risk profiles of the previously separate companies and are not comparable to current period amounts.

   AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors to assist in managing interest rate risk. During the first six months of 2000, AmSouth entered into additional interest rate swaps in the notional amount of $468 million. There were maturities of interest rate swaps totaling $140 million during the same period. At June 30, 2000, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $3.6 billion. The swaps added in 2000 as hedges were designated to certain deposits and commercial loans of AmSouth Bank. At June 30, 2000, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

   Table 6 presents a five-quarter analysis of the allowance for loan losses. At June 30, 2000, the allowance for loan losses was $358.1 million, or 1.40% of loans net of unearned income, compared to $365.9 million, or 1.44%, for the prior year. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 294.76% at June 30, 1999, to 300.69% at June 30, 2000.

   Net charge-offs for the quarter ended June 30, 2000, were $22.7 million, an increase of $3.8 million or 19.9% from $19.0 million a year earlier. For the six months ended June 30, 2000, net charge-offs were $48.1 million compared to $45.2 million for the same period of 1999. Annualized net charge-offs to average loans net of unearned income were 0.34% and 0.36%, respectively, for the three months and six months ended June 30, 2000, compared to 0.30% and 0.37% for the same periods of the prior year. The increase in net charge-offs occurred primarily in AmSouth's dealer indirect portfolio, which increased $3.9 million and $5.9 million for the three months and six months versus the same periods of 1999. In addition, net charge-offs for the other residential mortgage portfolio increased $1.1 million and $2.7 million for the three months and six months versus the same periods of the prior year. Year-to-date, these increases were partially offset by decreases of $2.8 million and $1.6 million, respectively, in net charge-offs in AmSouth's commercial loan and revolving credit portfolios. Annualized net charge-offs for the commercial and consumer loan portfolios were 0.29% and 0.52%, respectively, for the three months ended June 30, 2000, compared to 0.27% and 0.45%, respectively, for the same period of 1999. Annualized net charge-offs for the commercial and consumer loan portfolios were 0.29% and 0.56%, respectively, for the six months ended June 30, 2000, compared to 0.37% and 0.51% for the prior year. Total loan net charge-offs for the full year of 2000 are expected to range between 40 and 45 basis points of average net loans. The provision for loan losses for the second quarter was $22.8 million and $48.2 million for the first six months of 2000 compared to $18.6 million and $37.3 million for the year-earlier periods. The 2000 provision reflects loan loss exposure related to the overall growth in the loan portfolio and the change in the mix of the loan portfolio. The allowance was also reduced by $5.5 million associated with $750 million of dealer indirect loans sold to a third-party conduit.

   Table 7 presents a five-quarter comparison of the components of nonperforming assets. At June 30, 2000, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased four basis points to 0.53% compared to 0.57% at June 30, 1999. The level of nonperforming assets decreased $10.1 million during the same period.

   At December 31, 1999, AmSouth decided to exit the portion of its commercial loan portfolio related to loans to Medicare dependent long-term care providers. The decision was based primarily on the adverse effects of the implementation by the United States government of the Prospective Payment System for the Medicare system. This and other changes in the Medicare program resulted in significantly lower Medicare revenues for healthcare service providers. As a result of the decision, loans totaling $149.3 million were transferred from the commercial loan portfolio to assets held for accelerated disposition (AHAD) during the fourth quarter of 1999. A transfer of $71.0 million was also made from the allowance for loan losses to AHAD to reflect a net realizable value of $78.3 million for these loans. At June 30, 2000, net AHAD totaled $46.5 million and included nonperforming loans of $35.6 million.

   Included in nonperforming assets at June 30, 2000 and 1999, was $61.0 million and $30.1 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted a majority of these impaired loans. At June 30, 2000 and 1999, there was $20.6 million and $12.3 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended June 30, 2000 and 1999, was $56.3 million and $20.6 million, respectively, and $60.0 million and $29.3 million, respectively, for the six months ended June 30, 2000 and 1999. AmSouth recorded no material interest income on its impaired loans during the three months and six months ended June 30, 2000.

Noninterest Revenues and Noninterest Expenses

   Year-to-date noninterest revenues totaled $439.5 million at June 30, 2000, compared to $415.4 million for the prior-year period, a 5.8% increase. The largest contributors to this growth were consumer investment services income, income from BOLI and other noninterest revenues. Consumer investment services income increased $11.0 million primarily due to higher sales volume at IFC Holdings, Inc. (IFC), a subsidiary third-party marketer of investment and insurance products through banks and other financial services providers. AmSouth announced on July 11, 2000, that it had entered into a definitive agreement to sell IFC during the third quarter. The agreement is the result of a strategic decision by management to focus the company's capital management business on investment and fiduciary services primarily within its existing Southeastern markets. The divestiture will free up resources and should improve AmSouth's operating efficiency. Income from BOLI increased
$14.7 million as a result of normal increases in cash surrender value on policies purchased in prior years by AmSouth and on policies purchased since June 30, 1999. Other noninterest revenues increased $6.9 million primarily due to a $7.9 million gain on the sale of dealer indirect loans to a third-party conduit. Partially offsetting these increases were decreases of $2.4 million in mortgage income and $10.7 million in portfolio income. The decrease in mortgage income was primarily due to a decrease in net servicing income due to the sale of AmSouth's third-party servicing portfolio in the third quarter of 1999. Portfolio income declined due to fewer sales of available-for-sale securities. Also included in noninterest revenues is $538 thousand of gain on the sales of businesses. This total includes a pretax gain of $2.7 million on the sale in May 2000 of five branches in Fort Smith, Arkansas. Partially offsetting this gain is a pretax loss of $2.1 million related to the decision to sell IFC. On an after-tax basis, these sales resulted in a $3.9 million loss. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

   Year-to-date noninterest expenses excluding merger-related costs decreased 3.7% to $655.4 million at June 30, 2000, compared to $679.7 million for the prior year. Salaries and employee benefits decreased $13.9 million when compared to the same period a year ago. This decrease reflects synergies achieved as a result of the merger with First American partially offset by merit increases and higher insurance benefits and payroll taxes. Other noninterest expenses decreased $19.3 million reflecting a reduction in the use of temporary and contract personnel and lower noncredit losses. Partially offsetting these decreases was an increase of $6.1 million in subscribers' commissions. Subscribers' commissions are fees paid on sales of investment products marketed through IFC and are paid to subscribing (client) institutions. This increase is directly related to the IFC increase in consumer investment services income. Net occupancy expense increased $4.3 million due to the addition of new leased facilities and annual rent increases. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

   At June 30, 2000, shareholders' equity totaled $2.8 billion or 6.62% of total assets. Since December 31, 1999, shareholders' equity decreased $138.3 million primarily due to dividends of $151.5 million and the purchase of 14,982,000 shares of AmSouth common stock for $251.1 million, partially offset by the increase from net income of $238.8 million.

   Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2000 and 1999. At June 30, 2000, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2000.

                           Table 1--Financial Summary

                                                        June 30
                                                -----------------------   %
                                                   2000        1999     Change
                                                ----------- ----------- ------
                                                        (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned income.................. $25,589,410 $25,364,303   0.9 %
 Total assets..................................  42,584,032  42,103,322   1.1
 Total deposits................................  27,898,918  27,542,406   1.3
 Shareholders' equity..........................   2,820,951   3,192,121 (11.6)
Year-to-date average balances:
 Loans net of unearned income.................. $26,661,764 $24,796,128   7.5 %
 Total assets..................................  43,481,380  40,573,741   7.2
 Total deposits................................  27,835,856  27,579,207   0.9
 Shareholders' equity..........................   2,925,475   3,235,067  (9.6)


                                            Six Months                  Three Months
                                           Ended June 30                Ended June 30
                                         ------------------    %      ------------------    %
                                           2000      1999    Change     2000      1999    Change
                                         --------  --------  ------   --------  --------  ------
                                               (In thousands except per share data)
Operating earnings summary (1)
 Net income............................. $310,569  $287,066    8.2%   $158,135  $147,782    7.0 %
 Earnings per common share..............     0.80      0.73    9.6        0.41      0.38    7.9
 Diluted earnings per common share......     0.79      0.72    9.7        0.41      0.37   10.8
 Return on average assets (annualized)..     1.44%     1.43%              1.47%     1.44%
 Return on average equity (annualized)..    21.35     17.89              21.90     18.12
 Operating efficiency...................    55.84     57.84              55.65     57.35
Earnings summary as reported
 Net income............................. $238,834  $268,377  (11.0)%  $ 99,897  $131,581  (24.1)%
 Earnings per common share..............     0.61      0.68  (10.3)       0.26      0.34  (23.5)
 Diluted earnings per common share......     0.61      0.67   (9.0)       0.26      0.33  (21.2)
 Return on average assets (annualized)..     1.10%     1.33%              0.93%     1.29%
 Return on average equity (annualized)..    16.42     16.73              13.84     16.13
 Operating efficiency...................    65.20     60.22              70.84     61.50
Selected ratios
 Average equity to assets...............     6.73%     7.97%              6.69%     7.97%
 End-of-period equity to assets.........     6.62      7.58               6.62      7.58
 End-of-period tangible equity to
  assets................................     5.77      6.60               5.77      6.60
 Allowance for loan losses to loans net
  of unearned income....................     1.40      1.44               1.40      1.44
Common stock data
 Cash dividends declared................ $   0.40  $   0.34           $   0.20  $   0.17
 Book value at end of period............     7.45      8.08               7.45      8.08
 Market value at end of period..........    15.75     23.19              15.75     23.19
 Average common shares outstanding......  389,138   391,828            386,682   391,655
 Average common shares outstanding-
  diluted...............................  392,035   397,833            389,571   397,451

--------
(1) Excludes merger-related costs and one-time charges for business divestitures.

    Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                      2000                           1999
                          ------------------------------ ------------------------------
                            Six Months Ended June 30       Six Months Ended June 30
                          ------------------------------ ------------------------------
                            Average     Revenue/  Yield/   Average     Revenue/  Yield/
                            Balance     Expense    Rate    Balance     Expense    Rate
                          -----------  ---------- ------ -----------  ---------- ------
                                (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
 Loans net of unearned
  income................  $26,661,764  $1,131,848  8.54% $24,796,128  $1,028,884  8.37%
 Available-for-sale
  securities:
  Taxable...............    6,001,819     199,476  6.68    6,996,202     226,284  6.52
  Tax-free..............       66,194       2,283  6.94      330,885      11,513  7.02
                          -----------  ----------        -----------  ----------
  Total available-for-
   sale securities......    6,068,013     201,759  6.69    7,327,087     237,797  6.54
                          -----------  ----------        -----------  ----------
 Held-to-maturity
  securities:
  Taxable...............    6,567,783     224,955  6.89    4,097,257     133,617  6.58
  Tax-free..............      389,352      14,109  7.29      186,177       7,909  8.57
                          -----------  ----------        -----------  ----------
  Total held-to-maturity
   securities...........    6,957,135     239,064  6.91    4,283,434     141,526  6.66
                          -----------  ----------        -----------  ----------
   Total investment
    securities..........   13,025,148     440,823  6.81   11,610,521     379,323  6.59
 Other interest-earning
  assets................      251,816       8,461  6.76      557,689      13,648  4.94
                          -----------  ----------        -----------  ----------
  Total interest-earning
   assets...............   39,938,728   1,581,132  7.96   36,964,338   1,421,855  7.76
Cash and other assets...    4,144,292                      3,965,988
Allowance for loan
 losses.................     (364,781)                      (370,756)
Market valuation on
 available-for-sale
 securities.............     (236,859)                        14,171
                          -----------                    -----------
                          $43,481,380                    $40,573,741
                          ===========                    ===========
Liabilities and
 Shareholders' Equity
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $ 9,300,418     151,603  3.28  $ 9,464,468     131,695  2.81
 Savings deposits.......    2,037,632      26,155  2.58    2,074,265      23,147  2.25
 Time deposits..........    7,606,411     206,928  5.47    7,935,592     203,499  5.17
 Foreign time deposits..    1,361,780      39,098  5.77      449,726      10,010  4.49
 Certificates of deposit
  of $100,000 or more...    2,795,775      79,004  5.68    2,739,606      69,296  5.10
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    3,882,036     102,486  5.31    3,955,302      87,835  4.48
 Other interest-bearing
  liabilities...........    8,216,681     241,176  5.90    5,168,529     136,580  5.33
                          -----------  ----------        -----------  ----------
  Total interest-bearing
   liabilities..........   35,200,733     846,450  4.84   31,787,488     662,062  4.20
                                       ----------  ----               ----------  ----
Net interest spread.....                           3.12%                          3.56%
                                                   ====                           ====
Noninterest-bearing
 demand deposits........    4,733,840                      4,915,550
Other liabilities.......      621,332                        635,636
Shareholders' equity....    2,925,475                      3,235,067
                          -----------                    -----------
                          $43,481,380                    $40,573,741
                          ===========                    ===========
Net interest
 income/margin on a
 taxable equivalent
 basis..................                  734,682  3.70%                 759,793  4.15%
                                                   ====                           ====
Taxable equivalent
 adjustment:
 Loans..................                    2,201                          2,592
 Available-for-sale
  securities............                    1,706                          5,468
 Held-to-maturity
  securities............                    9,566                          5,303
 Trading securities.....                      -0-                             92
                                       ----------                     ----------
  Total taxable
   equivalent
   adjustment...........                   13,473                         13,455
                                       ----------                     ----------
   Net interest income..               $  721,209                     $  746,338
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                              2000
                    ------------------------------------------------------------
                          Second Quarter                  First Quarter
                    ------------------------------- ----------------------------
                      Average    Revenue/  Yield/    Average    Revenue/ Yield/
                      Balance    Expense    Rate     Balance    Expense   Rate
                    -----------  --------  ------- ------------ -------- -------
                           (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $26,642,183  $568,657    8.58% $26,681,345  $563,191   8.49%
 Available-for-
 sale securities:
 Taxable..........    5,989,040    99,186    6.66    6,014,598   100,290   6.71
 Tax-free.........       66,625     1,100    6.64       65,763     1,183   7.24
                    -----------  --------          ------------ --------
 Total available-
 for-sale
 securities.......    6,055,665   100,286    6.66    6,080,361   101,473   6.71
                    -----------  --------          ------------ --------
 Held-to-maturity
 securities:
 Taxable..........    6,522,650   112,119    6.91    6,612,916   112,836   6.86
 Tax-free.........      391,612     7,147    7.34      387,092     6,962   7.23
                    -----------  --------          ------------ --------
 Total held-to-
 maturity
 securities.......    6,914,262   119,266    6.94    7,000,008   119,798   6.88
                    -----------  --------          ------------ --------
  Total investment
  securities......   12,969,927   219,552    6.81   13,080,369   221,271   6.80
 Other interest-
 earning assets...      232,846     3,740    6.46      270,785     4,721   7.01
                    -----------  --------          ------------ --------
 Total interest-
 earning assets...   39,844,956   791,949    7.99   40,032,499   789,183   7.93
Cash and other
assets............    4,149,891                      4,138,693
Allowance for loan
losses............     (364,339)                      (365,223)
Market valuation
on available-for-
sale securities...     (252,612)                      (221,106)
                    -----------                    ------------
                    $43,377,896                    $43,584,863
                    ===========                    ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 9,514,403    79,878    3.38  $ 9,086,434    71,725   3.17
 Savings
 deposits.........    1,722,267     9,566    2.23    2,352,997    16,589   2.84
 Time deposits....    7,593,438   105,684    5.60    7,619,385   101,244   5.34
 Foreign time
 deposits.........    1,427,241    21,341    6.01    1,296,318    17,757   5.51
 Certificates of
 deposit of
 $100,000 or
 more.............    2,813,227    40,744    5.83    2,778,322    38,260   5.54
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    3,720,045    51,032    5.52    4,044,026    51,454   5.12
 Other interest-
 bearing
 liabilities......    8,266,919   124,080    6.04    8,166,443   117,096   5.77
                    -----------  --------          ------------ --------
 Total interest-
 bearing
 liabilities......   35,057,540   432,325    4.96   35,343,925   414,125   4.71
                                 --------  -------              -------- -------
Net interest
spread............                           3.03%                         3.22%
Noninterest-                               =======                       =======
bearing demand
deposits..........    4,770,285                      4,697,394
Other
liabilities.......      646,355                        596,310
Shareholders'
equity............    2,903,716                      2,947,234
                    -----------                    ------------
                    $43,377,896                    $43,584,863
                    ===========                    ============
Net interest
income/margin on a
taxable equivalent
basis.............                359,624    3.63%               375,058   3.77%
Taxable equivalent                         =======                       =======
adjustment:
 Loans............                  1,317                            884
 Available-for-
 sale securities..                    848                            858
 Held-to-maturity
 securities.......                  4,823                          4,743
 Trading
 securities.......                      0                              0
                                 --------                       --------
 Total taxable
 equivalent
 adjustment.......                  6,988                          6,485
                                 --------                       --------
  Net interest
  income..........               $352,636                       $368,573
                                 ========                       ========



                                                            1999
                    ----------------------------------------------------------------------------------------
                          Fourth Quarter                 Third Quarter                Second Quarter
                    ----------------------------- ----------------------------- -----------------------------
                      Average    Revenue/ Yield/    Average    Revenue/ Yield/    Average    Revenue/ Yield/
                      Balance    Expense   Rate     Balance    Expense   Rate     Balance    Expense   Rate
                    ------------ -------- ------- ------------ -------- ------- ------------ -------- -------
                                        (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $26,554,884  $563,564   8.42% $25,716,024  $540,535   8.34% $25,091,429  $522,542   8.35%
 Available-for-
 sale securities:
 Taxable..........    6,674,819   106,565   6.33    7,822,171   126,722   6.43    7,156,589   114,322   6.41
 Tax-free.........      114,849     1,959   6.77      209,093     2,867   5.44      291,853     5,028   6.91
                    ------------ --------         ------------ --------         ------------ --------
 Total available-
 for-sale
 securities.......    6,789,668   108,524   6.34    8,031,264   129,589   6.40    7,448,442   119,350   6.43
                    ------------ --------         ------------ --------         ------------ --------
 Held-to-maturity
 securities:
 Taxable..........    5,930,758    99,565   6.66    4,524,385    74,955   6.57    4,304,455    69,672   6.49
 Tax-free.........      332,685     6,262   7.47      224,628     4,636   8.19      200,868     4,160   8.31
                    ------------ --------         ------------ --------         ------------ --------
 Total held-to-
 maturity
 securities.......    6,263,443   105,827   6.70    4,749,013    79,591   6.65    4,505,323    73,832   6.57
                    ------------ --------         ------------ --------         ------------ --------
  Total investment
  securities......   13,053,111   214,351   6.52   12,780,277   209,180   6.49   11,953,765   193,182   6.48
 Other interest-
 earning assets...      243,857     3,503   5.70      336,785     5,239   6.17      377,859     5,290   5.62
                    ------------ --------         ------------ --------         ------------ --------
 Total interest-
 earning assets...   39,851,852   781,418   7.78   38,833,086   754,954   7.71   37,423,053   721,014   7.73
Cash and other
assets............    4,154,211                     4,217,786                     4,007,052
Allowance for loan
losses............     (366,218)                     (365,636)                     (367,762)
Market valuation
on available-for-
sale securities...     (202,257)                      (65,350)                        3,199
                    ------------                  ------------                  ------------
                    $43,437,588                   $42,619,886                   $41,065,542
                    ============                  ============                  ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 9,054,153    68,926   3.02  $ 9,101,838    65,533   2.86  $ 9,335,877    65,435   2.81
 Savings
 deposits.........    2,348,024    16,158   2.73    2,265,805    14,629   2.56    2,127,753    12,221   2.30
 Time deposits....    7,717,934   100,506   5.17    7,701,634    98,570   5.08    7,772,480    99,340   5.13
 Foreign time
 deposits.........    1,189,238    15,468   5.16      716,723     8,784   4.86      578,874     6,539   4.53
 Certificates of
 deposit of
 $100,000 or
 more.............    2,919,684    38,962   5.29    2,946,034    38,164   5.14    2,850,452    34,737   4.89
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    4,278,534    52,550   4.87    4,013,532    47,561   4.70    4,203,663    47,745   4.56
 Other interest-
 bearing
 liabilities......    7,367,364   101,509   5.47    7,189,087    95,421   5.27    5,395,184    70,872   5.27
                    ------------ --------         ------------ --------         ------------ --------
 Total interest-
 bearing
 liabilities......   34,874,931   394,079   4.48   33,934,653   368,662   4.31   32,264,283   336,889   4.19
                                 -------- -------              -------- -------              -------- -------
Net interest
spread............                          3.30%                         3.40%                         3.54%
                                          =======                       =======                       =======
Noninterest-
bearing demand
deposits..........    4,948,282                     4,799,827                     4,897,183
Other
liabilities.......      606,553                       621,397                       632,920
Shareholders'
equity............    3,007,822                     3,264,009                     3,271,156
                    ------------                  ------------                  ------------
                    $43,437,588                   $42,619,886                   $41,065,542
                    ============                  ============                  ============
Net interest
income/margin on a
taxable equivalent
basis.............                387,339   3.86%               386,292   3.95%               384,125   4.12%
                                          =======                       =======                       =======
Taxable equivalent
adjustment:
 Loans............                  1,090                         1,156                         1,321
 Available-for-
 sale securities..                  1,192                         1,751                         2,364
 Held-to-maturity
 securities.......                  3,767                         3,006                         2,845
 Trading
 securities.......                     28                            32                            46
                                 --------                      --------                      --------
 Total taxable
 equivalent
 adjustment.......                  6,077                         5,945                         6,576
                                 --------                      --------                      --------
  Net interest
  income..........               $381,262                      $380,347                      $377,549
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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                       Mature During
                      --------------------------------------------------------
                       2000   2001  2002  2003  2004  2005  2008  2009  Total
                      ------  ----  ----  ----  ----  ----  ----  ----  ------
                                   (Dollars in millions)
Receive fixed swaps:
  Notional amount.... $1,179  $556  $946  $330  $135  $150  $175  $175  $3,646
  Receive rate.......   6.79% 6.57% 6.59% 6.40% 5.89% 6.25% 6.13% 6.22%   6.55%
  Pay rate...........   6.64% 6.35% 6.72% 6.64% 6.62% 6.64% 6.50% 6.64%   6.61%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from June 30, 2000. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.

                       Table 5--Loans and Credit Quality

                                                                   Net Charge-offs
                                                   Nonperforming     Six Months
                                 Loans*               Loans**           Ended
                                 June 30              June 30          June 30
                         ----------------------- ----------------- ----------------
                            2000        1999       2000     1999    2000     1999
                         ----------- ----------- -------- -------- -------  -------
                                              (In thousands)
Commercial:
  Commercial &
   industrial........... $ 7,790,674 $ 8,037,034 $ 34,454 $ 50,336 $12,084  $16,870
  Commercial loans--
   secured by real
   estate...............   1,769,436   2,120,599   34,374   17,200   2,293      318
                         ----------- ----------- -------- -------- -------  -------
   Total commercial.....   9,560,110  10,157,633   68,828   67,536  14,377   17,188
                         ----------- ----------- -------- -------- -------  -------
Commercial real estate:
  Commercial real estate
   mortgages............   2,272,639   2,171,674   23,777   14,799    (179)     676
  Real estate
   construction.........   2,434,072   2,051,501    5,666   11,287     458      (24)
                         ----------- ----------- -------- -------- -------  -------
   Total commercial real
    estate..............   4,706,711   4,223,175   29,443   26,086     279      652
                         ----------- ----------- -------- -------- -------  -------
Consumer:
  Residential first
   mortgages............   1,410,327   2,056,538   10,960   19,305     497      763
  Other residential
   mortgages............   4,511,889   3,355,964    7,491   10,504   3,949    1,253
  Dealer indirect.......   3,651,564   3,611,714      314      118  17,452   11,551
  Revolving credit......     467,648     483,196      -0-      -0-   6,916    8,523
  Other consumer........   1,281,161   1,476,083    2,046      574   4,642    5,280
                         ----------- ----------- -------- -------- -------  -------
   Total consumer.......  11,322,589  10,983,495   20,811   30,501  33,456   27,370
                         ----------- ----------- -------- -------- -------  -------
                         $25,589,410 $25,364,303 $119,082 $124,123 $48,112  $45,210
                         =========== =========== ======== ======== =======  =======

--------
*   Net of unearned income.
** Exclusive of accruing loans 90 days past due and $35.6 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000.

                      Table 6--Allowance for Loan Losses

                                    2000                     1999
                              ------------------  ----------------------------
                                2nd       1st       4th       3rd       2nd
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Balance at beginning of
 period.....................  $363,492  $363,476  $365,427  $365,869  $366,243
Loans charged off...........   (34,471)  (40,377)  (39,358)  (41,202)  (28,885)
Recoveries of loans
 previously charged off.....    11,743    14,993    12,707    10,157     9,922
                              --------  --------  --------  --------  --------
Net charge-offs.............   (22,728)  (25,384)  (26,651)  (31,045)  (18,963)
Addition to allowance
 charged to expense.........    22,800    25,400    97,700    30,603    18,589
Allowance sold/transferred..    (5,500)      -0-   (73,000)      -0-       -0-
                              --------  --------  --------  --------  --------
Balance at end of period....  $358,064  $363,492  $363,476  $365,427  $365,869
                              ========  ========  ========  ========  ========
Allowance for loan losses to
 loans net of unearned
 income.....................      1.40%     1.37%     1.38%     1.39%     1.44%
Allowance for loan losses to
 nonperforming loans*.......    300.69%   297.06%   257.54%   225.79%   294.76%
Allowance for loan losses to
 nonperforming assets*......    265.88%   249.86%   225.00%   196.12%   252.81%
Net charge-offs to average
 loans net of unearned
 income (annualized)........      0.34%     0.38%     0.40%     0.48%     0.30%

--------
* Exclusive of accruing loans 90 days past due and $35.6 million, $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.


                         Table 7--Nonperforming Assets

                                2000                        1999
                          ------------------  ---------------------------------
                          June 30   March 31  December 31 September 30 June 30
                          --------  --------  ----------- ------------ --------
                                        (Dollars in thousands)
Nonaccrual loans........  $119,082  $122,365   $141,134     $161,843   $124,123
Foreclosed properties...    13,780    19,839     17,767       22,991     18,898
Repossessions...........     1,810     3,274      2,644        1,496      1,701
                          --------  --------   --------     --------   --------
  Total nonperforming
   assets*..............  $134,672  $145,478   $161,545     $186,330   $144,722
                          ========  ========   ========     ========   ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.53%     0.55%      0.61%        0.71%      0.57%
Accruing loans 90 days
 past due...............  $ 70,800  $ 66,375   $ 61,050     $ 44,644   $ 65,324

--------
* Exclusive of accruing loans 90 days past due and $35.6 million, $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

                        Table 8--Investment Securities

                                        June 30, 2000         June 30, 1999
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
  U.S. Treasury and federal agency
   securities...................... $5,077,783 $4,941,889 $3,594,301 $3,540,555
  State, county and municipal
   securities......................    401,722    380,736    239,361    235,431
  Other securities.................  1,453,111  1,404,206    956,422    929,438
                                    ---------- ---------- ---------- ----------
                                    $6,932,616 $6,726,831 $4,790,084 $4,705,424
                                    ========== ========== ========== ==========
Available-for-sale:
  U.S. Treasury and federal agency
   securities...................... $5,089,222            $6,568,398
  State, county and municipal
   securities......................     71,400               199,233
  Other securities.................    775,358               950,179
                                    ----------            ----------
                                    $5,935,980            $7,717,810
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 2000, were approximately 6.7 years and 6.69%, respectively. Included in the combined portfolios was $11.2 billion of mortgage-backed securities, $955 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 2000, were approximately 6.4 years and 6.69%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 4.0 years.

2. The available-for-sale portfolio included net unrealized losses of $206.3 million and $200.6 million at June 30, 2000 and 1999, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                                 June 30
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (In thousands)
Other borrowed funds:
 Short-term Federal Home Loan Bank advances.............. $  350,000 $  380,255
 Treasury, tax and loan notes............................    537,735    447,935
 Short-term bank notes...................................    650,000     50,000
 Term Federal Funds purchased............................        -0-     75,000
 Commercial paper........................................     14,826      9,698
 Other short-term debt...................................     52,850    115,819
                                                          ---------- ----------
  Total other borrowed funds............................. $1,605,411 $1,078,707
                                                          ========== ==========
Other long-term debt:
 6.45% Subordinated Notes Due 2018....................... $  303,771 $  304,269
 6.125% Subordinated Notes Due 2009......................    174,423    174,279
 6.75% Subordinated Debentures Due 2025..................    149,906    149,889
 7.75% Subordinated Notes Due 2004.......................    149,641    149,549
 7.25% Senior Notes Due 2006.............................     99,548     99,524
 6.875% Subordinated Notes Due 2003......................     49,895     49,879
 6.625% Subordinated Notes Due 2005......................     49,709     49,684
 Long-term notes payable.................................      3,915     13,982
                                                          ---------- ----------
  Total other long-term debt............................. $  980,808 $  991,055
                                                          ========== ==========

                      Table 10--Capital Amounts and Ratios

                                                          June 30
                                             ----------------------------------
                                                   2000              1999
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $2,668,149  7.37% $2,871,064  8.26%
  AmSouth Bank..............................  3,283,431  9.06   3,283,886  9.47
Total capital:
  AmSouth................................... $3,809,994 10.53% $3,952,592 11.25%
  AmSouth Bank..............................  3,941,495 10.87   3,946,607 10.78
Leverage:
  AmSouth................................... $2,668,149  6.20% $2,871,064  7.07%
  AmSouth Bank..............................  3,283,431  7.65   3,283,886  7.55

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

Item 4. Submission of Matters to a Vote of Security Holders

   The regular Annual Meeting of Shareholders of AmSouth was held on April 20, 2000, at which meeting the shareholders elected five nominees as directors. The following is a tabulation of the voting on this matter.

                             ELECTION OF DIRECTORS

                                                   Votes                 Broker
Names                                 Votes For   Withheld  Abstentions Nonvotes
-----                                ----------- ---------- ----------- --------
Martha R. Ingram.................... 309,317,341 10,109,430     N/A         0
Ronald L. Kuehn, Jr................. 314,476,774  4,949,997     N/A         0
Francis A. Newman................... 286,519,374 32,907,397     N/A         0
John N. Palmer...................... 314,981,059  4,445,712     N/A         0
C. Dowd Ritter...................... 314,724,283  4,702,488     N/A         0

Item 5. Other Information

   Thomas E. Hoaglin, Vice Chairman of AmSouth, has resigned as an officer and director of AmSouth effective August 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

   Item 6(a)--Exhibits

  The exhibits listed in the Exhibit Index at page 25 of this Form 10-Q are filed herewith or are incorporated by reference herein.

   Item 6(b)--Reports on Form 8-K

   Two reports on Form 8-K were filed by AmSouth during the period April 1, 2000 to June 30, 2000:

  (i) A report was filed on May 1, 2000 to report AmSouth's preliminary results of operations for the first quarter of 2000.
  (ii) A report was filed on May 1, 2000 to report the approval by the Board of Directors of AmSouth of the repurchase of up to thirty-five million shares of AmSouth common stock over a two-year period.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 August 14, 2000                             By:    /s/ C. Dowd Ritter
                                                ________________________________________
                                                            C. Dowd Ritter
                                                            President and
                                                       Chief Executive Officer

 August 14, 2000                             By:  /s/ Robert R. Windelspecht
                                                ________________________________________
                                                        Robert R. Windelspecht
                                                       Executive Vice President,
                                                       Chief Accounting Officer
                                                            and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

   2   Agreement and Plan of Merger, dated May 31, 1999 (1)

   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)

   3-b By-Laws of AmSouth Bancorporation (3)

   10  Amended and Restated Stock Option Plan for Outside Directors

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