Form 10-Q
period 2000-09-30
AMSOUTH BANCORPORATION
filed 2000-11-14
CIK 3133

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

For the Quarterly Period Ended September 30, 2000 Commission file number 1-7476

                            AmSouth Bancorporation
            (Exact Name of registrant as specified in its charter)

             Delaware                                         63-0591257
    (State or other jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

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

   As of October 31, 2000, AmSouth Bancorporation had 375,326,448 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                       ----
 Part I.  Financial Information


          Item 1. Financial Statements (Unaudited)


                  Consolidated Statement of Condition--September 30,
                     2000, December 31, 1999, and September 30,
                     1999...........................................     1

                  Consolidated Statement of Earnings--Three months
                     and nine months ended September 30, 2000 and
                     1999...........................................     2

                  Consolidated Statement of Shareholders' Equity--
                     Nine months ended September 30, 2000...........     3


                  Consolidated Statement of Cash Flows--Nine months
                     ended September 30, 2000 and 1999..............     4


                  Notes to Consolidated Financial Statements........     5


                  Independent Accountants' Review Report............     9


          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............    10

          Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk....................................    23


 Part II. Other Information


          Item 1. Legal Proceedings.................................    23


          Item 6. Exhibits and Reports on Form 8-K..................    23


 Signatures .........................................................   24


 Exhibit Index.......................................................   25

   Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) based on current management expectations. AmSouth's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: the integration of the former First American franchise; legislation; general economic conditions, especially in the Southeast; changes in interest rates; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth's loan and investment portfolios; changes in accounting principles, policies or guidelines; other economic, competitive, governmental, regulatory, and technical factors affecting AmSouth's operations, products, services and prices; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. Other factors may be specified in the comments that include the forward-looking statements.

                                     PART I
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                          September 30  December 31  September 30
                                              2000         1999          1999
                                          ------------  -----------  ------------
                                                     (In thousands)
ASSETS
Cash and due from banks.................  $ 1,182,521   $ 1,563,335  $ 1,493,199
Time deposits in other banks............          -0-         2,474          -0-
                                          -----------   -----------  -----------
 Total cash and cash equivalents........    1,182,521     1,565,809    1,493,199
Federal funds sold and securities
 purchased under agreements to resell...      205,465       132,683      185,705
Trading securities......................       13,079        51,972       75,728
Available-for-sale securities...........    1,939,431     5,964,703    8,197,989
Held-to-maturity securities (market
 value of $6,620,957, $6,849,344 and
 $4,597,159, respectively)..............    6,754,735     7,050,562    4,703,929
Loans held for sale.....................    1,041,632       172,941      129,045
Other interest-earning assets...........    1,505,579        17,864       10,859
Loans...................................   24,914,228    26,436,359   26,527,197
Less: Allowance for loan losses.........      377,344       363,476      365,427
      Unearned income...................      432,436       169,600      271,965
                                          -----------   -----------  -----------
   Net loans............................   24,104,448    25,903,283   25,889,805
Premises and equipment, net.............      635,481       678,442      734,403
Customers' acceptance liability.........        2,543         8,617       29,731
Accrued interest receivable and other
 assets.................................    2,010,787     1,859,678    1,974,626
                                          -----------   -----------  -----------
                                          $39,395,701   $43,406,554  $43,425,019
                                          ===========   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 4,601,826   $ 4,739,077  $ 4,777,639
 Interest-bearing demand................    9,503,470     9,227,907    8,967,380
 Savings................................    1,283,441     2,349,793    2,312,526
 Time...................................    8,111,633     7,574,119    7,784,812
 Foreign time...........................      341,440     1,293,522      545,764
 Certificates of deposit of $100,000 or
  more..................................    2,948,621     2,728,025    3,011,479
                                          -----------   -----------  -----------
   Total deposits.......................   26,790,431    27,912,443   27,399,600
 Federal funds purchased and securities
  sold under agreements to repurchase...    2,253,812     4,095,747    3,931,056
 Other borrowed funds...................      833,421     2,135,720    2,035,062
 Long-term Federal Home Loan Bank
  advances..............................    5,013,982     4,612,686    5,281,584
 Other long-term debt...................      980,759       990,800      990,928
                                          -----------   -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   35,872,405    39,747,396   39,638,230
Acceptances outstanding.................        2,543         8,617       29,731
Accrued expenses and other liabilities..      759,067       691,336      582,001
                                          -----------   -----------  -----------
   Total liabilities....................   36,634,015    40,447,349   40,249,962
                                          -----------   -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares; Issued
  and outstanding--none.................          -0-           -0-          -0-
 Common stock--par value $1 a share:
 Authorized--750,000,000 shares;
  Issued--416,948,890, 416,948,890 and
  417,803,605 shares, respectively......      416,949       416,949      417,804
 Capital surplus........................      690,953       690,820      782,941
 Retained earnings......................    2,420,968     2,482,477    2,631,061
 Cost of common stock in treasury--
  41,811,565, 25,574,778 and 25,854,655
  shares, respectively..................     (636,395)     (376,354)    (465,959)
 Deferred compensation on restricted
  stock.................................       (3,324)       (5,838)     (42,129)
 Accumulated other comprehensive loss...     (127,465)     (248,849)    (148,661)
                                          -----------   -----------  -----------
 Total shareholders' equity.............    2,761,686     2,959,205    3,175,057
                                          -----------   -----------  -----------
                                          $39,395,701   $43,406,554  $43,425,019
                                          ===========   ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                              Three Months
                                       Nine Months Ended          Ended
                                         September 30         September 30
                                     ---------------------- ------------------
                                        2000        1999      2000      1999
                                     ----------  ---------- --------  --------
                                      (In thousands except per share data)
INTEREST INCOME
Loans..............................  $1,699,559  $1,565,671 $569,912  $539,379
Available-for-sale securities......     295,151     360,167   95,098   127,838
Held-to-maturity securities........     342,947     212,808  113,449    76,585
Trading securities.................       2,102       3,190      613     1,085
Loans held for sale................       6,569       8,762    2,285     2,122
Federal funds sold and securities
 purchased under agreements to
 resell............................       2,731       4,756      897     1,714
Other interest-earning assets......       1,270       2,055      416       286
                                     ----------  ---------- --------  --------
   Total interest income...........   2,350,329   2,157,409  782,670   749,009
                                     ----------  ---------- --------  --------
INTEREST EXPENSE
Interest-bearing demand deposits...     238,952     197,228   87,349    65,533
Savings deposits...................      31,806      37,776    5,651    14,629
Time deposits......................     322,791     302,069  115,863    98,570
Foreign time deposits..............      58,918      18,794   19,820     8,784
Certificates of deposit of $100,000
 or more...........................     124,023     107,460   45,019    38,164
Federal funds purchased and
 securities sold under agreements
 to repurchase.....................     155,501     135,396   53,015    47,561
Other borrowed funds...............      86,815      29,787   27,131    18,099
Long-term Federal Home Loan Bank
 advances..........................     221,422     154,877   73,370    61,991
Other long-term debt...............      51,114      47,337   17,674    15,331
                                     ----------  ---------- --------  --------
   Total interest expense..........   1,291,342   1,030,724  444,892   368,662
                                     ----------  ---------- --------  --------
NET INTEREST INCOME................   1,058,987   1,126,685  337,778   380,347
Provision for loan losses..........     172,000      67,927  123,800    30,604
                                     ----------  ---------- --------  --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES...................     886,987   1,058,758  213,978   349,743
                                     ----------  ---------- --------  --------
NONINTEREST REVENUES
Consumer investment services
 income............................     177,745     165,039   56,154    54,421
Service charges on deposit
 accounts..........................     170,959     173,762   57,273    58,323
Trust income.......................      85,635      81,690   29,083    27,410
Interchange income.................      37,070      33,822   12,123    12,439
Bank owned life insurance
 policies..........................      36,633      19,863   12,204    10,152
Mortgage income....................      13,144      35,060   (8,478)   11,021
Portfolio income...................    (108,164)     14,699 (116,239)   (4,078)
Loss on sale of loans held for
 accelerated disposition...........     (23,414)        -0-  (21,656)      -0-
Dealer securitization loss.........     (18,925)        -0-  (18,925)      -0-
Gains(losses) on sales of
 businesses........................          46       8,624     (492)    8,624
Other noninterest revenues.........      99,259      99,189   29,479    38,066
                                     ----------  ---------- --------  --------
   Total noninterest revenues......     469,988     631,748   30,526   216,378
                                     ----------  ---------- --------  --------
NONINTEREST EXPENSES
Salaries and employee benefits.....     444,643     461,860  149,092   152,378
Equipment expense..................      92,555     100,052   29,246    35,167
Net occupancy expense..............      87,137      83,210   29,089    29,459
Subscribers' commissions...........      82,618      76,669   24,739    24,897
Postage and office supplies........      38,430      37,036   12,725    11,268
Amortization of intangibles........      28,941      30,195    9,395    10,012
Marketing expense..................      28,458      35,511    7,480    15,174
Communications expense.............      30,620      29,048   10,593     9,169
Merger-related costs...............     110,178      47,710      -0-    19,671
Other noninterest expenses.........     138,571     166,801   44,261    53,158
                                     ----------  ---------- --------  --------
   Total noninterest expenses......   1,082,151   1,068,092  316,620   360,353
                                     ----------  ---------- --------  --------
INCOME / (LOSS) BEFORE INCOME
 TAXES.............................     274,824     622,414  (72,116)  205,768
Income tax expense/(benefit).......      72,256     219,392  (35,850)   71,123
                                     ----------  ---------- --------  --------
   NET INCOME / (LOSS).............  $  202,568  $  403,022 $(36,266) $134,645
                                     ==========  ========== ========  ========
Average common shares outstanding..     384,808     391,270  376,240   390,171
Earnings/(loss) per common share...  $     0.53  $     1.03 $  (0.10) $   0.35
Diluted average common shares
 outstanding.......................     387,724     397,054  379,192   395,520
Diluted earnings/(loss) per common
 share.............................  $     0.52  $     1.02 $  (0.10) $   0.34
Cash dividends per common share....        0.60        0.51     0.20      0.17

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                     Deferred
                                                                   Compensation  Accumulated
                                                                        on          Other
                           Common  Capital   Retained   Treasury    Restricted  Comprehensive
                           Stock   Surplus   Earnings     Stock       Stock         Loss        Total
                          -------- -------- ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 2000...................  $416,949 $690,820 $2,482,477  $(376,354)   $(5,838)     $(248,849)  $2,959,205
Comprehensive income:
 Net income.............       -0-      -0-    202,568        -0-        -0-            -0-      202,568
 Other comprehensive
  gain, net of tax:
 Unrealized gains on
  available-for-sale
  securities, net of
  reclassification
  adjustment............       -0-      -0-        -0-        -0-        -0-        121,384      121,384
                                                                                              ----------
Comprehensive income....                                                                         323,952
Cash dividends declared
 ($0.60 per common
 share).................       -0-      -0-   (229,220)       -0-        -0-            -0-     (229,220)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-      -0-        -0-   (345,044)       -0-            -0-     (345,044)
 Benefit stock plans....       -0-      133    (27,252)    71,615      2,514            -0-       47,010
 Dividend reinvestment
  plan..................       -0-      -0-     (7,605)    13,388        -0-            -0-        5,783
                          -------- -------- ----------  ---------    -------      ---------   ----------
BALANCE AT SEPTEMBER 30,
 2000...................  $416,949 $690,953 $2,420,968  $(636,395)   $(3,324)     $(127,465)  $2,761,686
                          ======== ======== ==========  =========    =======      =========   ==========
Disclosure of
 reclassification
 amount:
Unrealized holding gains
 on available-for-sale
 securities arising
 during the period......                                                          $ 182,711
Add: Reclassification
 adjustment for losses
 realized in net
 income.................                                                            (61,327)
                                                                                  ---------
Net unrealized gains on
 available-for-sale
 securities, net of
 tax....................                                                          $ 121,384
                                                                                  =========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months
                                                         Ended September 30
                                                       ------------------------
                                                          2000         1999
                                                       ----------  ------------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income...........................................  $  202,568  $    403,022
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses...........................     172,000        67,927
 Depreciation and amortization of premises and
  equipment..........................................      64,127        72,700
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale
  securities.........................................       4,059        (2,858)
 Noncash portion of merger-related costs.............      67,052        21,023
 Net gains on branch sales...........................      (7,644)          -0-
 Net decrease in loans held for sale.................      32,349       228,616
 Net decrease (increase) in trading securities.......      27,239       (27,910)
 Net (losses) gains on sales of available-for-sale
  securities.........................................      98,280        (5,428)
 Net gains on sales of loans to dealer conduits......      (9,323)          -0-
 Net loss on dealer securitization...................      18,925           -0-
 Net loss on sale of loans held for accelerated
  disposition........................................      23,414           -0-
 Write-down of mortgage conduit assets...............      24,751           -0-
 Net increase in accrued interest receivable and
  other assets.......................................    (211,453)     (471,925)
 Net decrease in accrued expenses and other
  liabilities........................................     (42,260)     (103,991)
 Provision for deferred income taxes.................      72,256        93,538
 Amortization of intangible assets...................      28,908        30,158
 Other operating activities, net.....................      37,062         1,033
                                                       ----------  ------------
   Net cash provided by operating activities.........     602,310       305,905
                                                       ----------  ------------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of
 available-for-sale securities.......................     470,549     1,737,942
Proceeds from sales of available-for-sale
 securities..........................................   2,900,801     1,889,016
Purchases of available-for-sale securities...........    (769,000)   (4,571,821)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities.........................     759,794     1,157,271
Purchases of held-to-maturity securities.............    (449,472)   (2,020,170)
Net decrease in federal funds sold and securities
 purchased under agreements to resell................     (73,273)      172,205
Net increase in other interest-earning assets........       3,504        18,417
Net increase in loans, excluding sales to dealer
 conduits............................................    (588,102)   (1,892,231)
Proceeds from sales of loans to dealer conduits......   1,001,106           -0-
Net purchases of premises and equipment..............     (27,838)      (34,341)
Net cash (paid) received from sales and purchases of
 branches, business operations, subsidiaries and
 other assets........................................     (37,664)        1,378
                                                       ----------  ------------
   Net cash provided (used) by investing activities..   3,190,405    (3,542,334)
                                                       ----------  ------------
FINANCING ACTIVITIES
Net decrease in deposits.............................    (898,025)   (1,128,131)
Net (decrease) increase in federal funds purchased
 and securities sold under agreements to repurchase..  (1,841,935)      460,794
Net (decrease) increase in other borrowed funds......  (1,302,299)    1,686,825
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt............................   5,375,000     2,334,646
Payments for maturing Federal Home Loan Bank advances
 and other long-term debt............................  (4,982,144)     (457,491)
Cash dividends paid..................................    (230,774)     (153,832)
Proceeds from employee stock plans and dividend
 reinvestment plan...................................      49,218        38,778
Purchase of common stock.............................    (345,044)     (147,538)
                                                       ----------  ------------
   Net cash (used) provided by financing activities..  (4,176,003)    2,634,051
                                                       ----------  ------------
Decrease in cash and cash equivalents................    (383,288)     (602,378)
Cash and cash equivalents at beginning of period.....   1,565,809     2,095,577
                                                       ----------  ------------
Cash and cash equivalents at end of period...........  $1,182,521  $  1,493,199
                                                       ==========  ============

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 Nine Months Ended September 30, 2000 and 1999

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

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (Statement
133), was issued by the Financial Accounting Standards Board (FASB). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of Statement 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133," which is effective simultaneously with Statement 133. Statement 138 does not amend any of the fundamental precepts of Statement 133, but does address a limited number of implementation issues. The impact of adopting Statement 133 on AmSouth's financial condition or results of operations is not expected to be material at this time.

   In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The adoption of Statement 140 will not have a material impact on AmSouth's financial condition or results of operations.

   Cash Flows--For the nine months ended September 30, 2000 and 1999, AmSouth paid interest of $1.3 billion and $1.0 billion, respectively. During the nine months ended September 30, 2000, AmSouth received income tax refunds of $6.3 million, and during the nine months ended September 30, 1999, AmSouth paid income taxes of $177.6 million. The difference in tax payments between years was due to a difference in the timing of actual payments and a reduction in the overall current tax liability associated with the timing of the deductibility of merger and integration and other expenses. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 2000 and 1999, were $22.9 million and $22.1 million, respectively, and noncash transfers from foreclosed properties to loans were $1.3 million and $413 thousand, respectively. For the nine months ended September 30, 2000, noncash transfers from loans to available-for-sale securities, other assets and other liabilities of approximately $30.8 million, $22.7 million and $11.4 million, respectively, were made in connection with the participation of loans to third-party conduits. For the nine months ended September 30, 1999 noncash transfers from loans to available-for-sale securities and to other assets of approximately $6.9 million and $10.4 million, respectively, were made in connection with the participation of mortgages to third-party conduits.

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

   Net interest income, noninterest revenues and net income as previously reported individually by AmSouth and First American and the combined company, reflecting certain reclassifications to conform to the current presentation, for the three months and nine months ended September 30, 1999, are presented in the table below:

                                                             First
                                                   AmSouth  American  Combined
                                                   -------- -------- ----------
                                                          (In thousands)
   Three months ended September 30 1999:
   Net interest income............................ $195,740 $197,969 $  380,347
   Noninterest revenues...........................   88,980  122,544    216,378
   Net income.....................................   77,425   57,220    134,645
   Nine months ended September 30, 1999:
   Net interest income............................ $565,815 $571,203 $1,126,685
   Noninterest revenues...........................  266,174  365,136    631,748
   Net income.....................................  222,004  181,018    403,022

   AmSouth recorded merger and integration costs of $77.4 million and $22.8 million during the nine months ended September 30, 2000 and 1999, respectively. In addition, AmSouth recorded other merger-related costs of $32.8 million and $24.9 million during the nine months ended September 30, 2000 and 1999, respectively. Merger-related costs during the nine months ended September 30, 2000, were associated with the acquisition of First American. Merger-related costs during the nine months ended September 30, 1999, were associated with the 1998 acquisitions of Deposit Guaranty Corporation, Pioneer Bancshares, Inc., The Middle Tennessee Bank, CSB Financial Corporation, and Peoples Bank. The components of the costs are shown below:

                                                               Nine Months
                                                            Ended September 30
                                                           --------------------
                                                              2000      1999
                                                           ---------- ---------
                                                              (In millions)
   Merger and integration costs:
     Severance and personnel-related costs................ $     15.9 $     8.6
     Investment banking and other transaction costs.......        0.9       -0-
     Occupancy and equipment writedowns...................       40.8       3.5
     Systems and operations conversions...................       19.8      10.7
                                                           ---------- ---------
       Total merger and integration costs.................       77.4      22.8
   Other merger-related charges...........................       32.8      24.9
                                                           ---------- ---------
       Total merger-related costs......................... $    110.2 $    47.7
                                                           ========== =========

   The following table presents a summary of activity with respect to AmSouth's merger-related accrual:

                                                                   2000   1999
                                                                   -----  -----
                                                                       (In
                                                                    millions)
   Balance at January 1........................................... $70.7  $18.8
   Provision charged to operating expense.........................  44.8   27.2
   Cash outlays................................................... (70.0) (20.7)
   Noncash writedowns and charges.................................   -0-  (12.1)
                                                                   -----  -----
   Balance at September 30........................................ $45.5  $13.2
                                                                   =====  =====

   The liability balance at September 30, 2000 of $44.5 million represents $25.2 million of severance and personnel-related costs, $19.6 million of occupancy and equipment writedowns, $291 thousand of systems and operations conversions and $379 thousand of other merger-related charges.

   Comprehensive Income--Total comprehensive income was $89.6 million and $324.0 million for the three and nine months ended September 30, 2000 and $110.8 million and $242.3 million for the three and nine months ended September 30, 1999. Total comprehensive income consists of net income and the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                          Three Months Ended  Nine Months Ended
                                             September 30       September 30
                                          ------------------- -----------------
                                            2000       1999     2000     1999
                                          ---------  -------- -------- --------
                                          (In thousands except per share data)
   Earnings per common share
    computation:
    Numerator:
     Net income/(loss)..................  $ (36,266) $134,645 $202,568 $403,022
    Denominator:
     Average common shares outstanding..    376,240   390,171  384,808  391,270
   Earnings/(loss) per common share.....  $   (0.10) $    .35 $    .53 $   1.03
   Diluted earnings per common share
    computation:
    Numerator:
     Net income/(loss)..................  $ (36,266) $134,645 $202,568 $403,022
    Denominator:
     Average common shares outstanding..    376,240   390,171  384,808  391,270
     Dilutive shares contingently
      issuable..........................      2,952     5,349    2,916    5,784
                                          ---------  -------- -------- --------
     Average diluted common shares
      outstanding.......................    379,192   395,520  387,724  397,054
   Diluted earnings/(loss) per common
    share...............................  $   (0.10) $    .34 $    .52 $   1.02

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 35.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through September 30, 2000, 20.0 million shares have been purchased under this authorization at a cost of $345.0 million.

   Deferred Income Taxes--During the second quarter of 2000, AmSouth transferred the responsibility for the management of certain operations to a foreign subsidiary, thereby lowering the effective tax rate on certain existing leveraged lease investments. In accordance with SFAS 13, Accounting for Leases, the net income from the leases was recalculated from the inception based on the new effective tax rate increasing net income for the second quarter by $3.0 million ($.01 per share). This adjustment included a deferral of previously recognized pretax leveraged lease earnings to later periods, which reduced current pretax net interest income by $10.1 million. Year-to-date, pretax net interest income decreased $12.0 million and net income increased $3.7 million. Total pretax income over the terms of the leveraged leases will be unaffected by the change in the effective tax rate. The year-to-date reduction in net interest income was more than offset by a $15.7 million reduction in deferred income taxes. AmSouth intends to permanently reinvest earnings of this foreign subsidiary and, therefore, in accordance with SFAS 109, Accounting for Income Taxes, deferred taxes of $15.7 million have not been provided as of September 30, 2000.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, net gains on sales of businesses and other assets, net gains on sales of fixed assets, merger-related costs, the second quarter lease portfolio restructuring charge, third quarter financial restructuring charges and corporate expenses such as corporate overhead and goodwill amortization. As a result of the sale of IFC Holdings, Inc. (IFC) at the end of the third quarter, all revenues and expenses of IFC have been reclassified into Treasury & Other from Wealth Management. The following is a summary of the segment performance for the three and nine months ended September 30, 2000 and 1999:

                          Consumer Commercial    Wealth   Treasury
                          Banking   Banking    Management  & Other     Total
                          -------- ----------  ---------- ---------  ----------
                                            (In thousands)
Three Months Ended
 September 30, 2000
Net interest income from
 external customers.....  $109,437 $ 185,763    $   (302) $  42,880  $  337,778
Internal funding........   135,552   (88,773)      1,049    (47,828)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   244,989    96,990         747     (4,948)    337,778
Noninterest revenues....    64,424    22,388      52,719   (109,005)     30,526
                          -------- ---------    --------  ---------  ----------
Total revenues..........   309,413   119,378      53,466   (113,953)    368,304
Provision for loan
 losses.................    24,071    11,357         -0-     88,372     123,800
Noninterest expenses....   169,973    40,148      34,950     71,549     316,620
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   115,369    67,873      18,516   (273,874)    (72,116)
Income taxes............    43,379    23,486       6,962   (109,677)    (35,850)
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $ 71,990 $  44,387    $ 11,554  $(164,197) $  (36,266)
                          ======== =========    ========  =========  ==========
Three Months Ended
 September 30, 1999
Net interest income from
 external customers.....  $ 93,980 $ 215,760    $   (157) $  70,764  $  380,347
Internal funding........   146,955  (104,764)        170    (42,361)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   240,935   110,996          13     28,403     380,347
Noninterest revenues....    84,662    23,606      46,521     61,589     216,378
                          -------- ---------    --------  ---------  ----------
Total revenues..........   325,597   134,602      46,534     89,992     596,725
Provision for loan
 losses.................    24,048     6,999         -0-       (443)     30,604
Noninterest expenses....   191,334    45,823      34,190     89,006     360,353
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   110,215    81,780      12,344      1,429     205,768
Income taxes............    41,476    30,729       4,631     (5,713)     71,123
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $ 68,739 $  51,051    $  7,713  $   7,142  $  134,645
                          ======== =========    ========  =========  ==========
Nine Months Ended
 September 30, 2000
Net interest income from
 external customers.....  $350,967 $ 597,893    $   (611) $ 110,738  $1,058,987
Internal funding........   362,952  (296,037)      2,564    (69,479)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   713,919   301,856       1,953     41,259   1,058,987
Noninterest revenues....   238,685    65,016     154,296     11,991     469,988
                          -------- ---------    --------  ---------  ----------
Total revenues..........   952,604   366,872     156,249     53,250   1,528,975
Provision for loan
 losses.................    64,332    19,208         -0-     88,460     172,000
Noninterest expenses....   527,732   115,825     109,907    328,687   1,082,151
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   360,540   231,839      46,342   (363,897)    274,824
Income taxes............   135,563    85,137      17,424   (165,868)     72,256
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $224,977 $ 146,702    $ 28,918  $(198,029) $  202,568
                          ======== =========    ========  =========  ==========
Nine Months Ended
 September 30, 1999
Net interest income from
 external customers.....  $262,419 $ 630,417    $   (597) $ 234,446  $1,126,685
Internal funding........   451,472  (309,253)      1,045   (143,264)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   713,891   321,164         448     91,182   1,126,685
Noninterest revenues....   249,344    68,430     138,748    175,226     631,748
                          -------- ---------    --------  ---------  ----------
Total revenues..........   963,235   389,594     139,196    266,408   1,758,433
Provision for loan
 losses.................    55,523    20,734         -0-     (8,330)     67,927
Noninterest expenses....   575,544   144,045      96,128    252,375   1,068,092
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   332,168   224,815      43,068     22,363     622,414
Income taxes............   124,961    84,332      16,156     (6,057)    219,392
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $207,207 $ 140,483    $ 26,912  $  28,420  $  403,022
                          ======== =========    ========  =========  ==========

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

   We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999, the consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999, and the consolidated statement of shareholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

November 13, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   AmSouth Bancorporation (AmSouth) recorded a net loss for the quarter ended September 30, 2000 of $36.3 million or $.10 per diluted common share compared with net income of $134.6 million or $.34 per diluted common share in the third quarter of 1999. Net income for the first nine months of 2000 was $202.6 million compared with $403.0 million in the same period of 1999. Diluted earnings per share for the first nine months of 2000 was $.52 compared to $1.02 in the same period of 1999.

   On an operating basis, which excludes the impact of third quarter 2000 financial restructuring charges, discussed below, as well as merger-related and business divestiture charges, net income for the third quarter of 2000 was $125.2 million, a 20% decrease from the $156.6 million in the same period of last year. Operating net income for the first nine months of 2000 was $435.8 million, a 1.8% decrease compared with $443.6 million in the same period of last year. The corresponding diluted earnings per share on an operating basis was $.33 in the third quarter of 2000, compared to $.40 in the same quarter of last year, a decrease of 17.5%. Diluted operating earnings per share for the first nine months of 2000 was $1.12 unchanged from the same period last year. Return on average assets on an operating basis was 1.19% in the third quarter of 2000 compared to 1.46% in the same period of last year and 1.36% for the first nine months of 2000 compared to 1.44% for the same period of last year. Return on average equity on an operating basis was 17.96% in the third quarter of 2000 compared to 19.03% in the same period of last year and 20.25% for the first nine months of 2000 compared to 18.28% for the same period of last year. The decrease in operating net income for both the quarter and first nine months of 2000 resulted from lower net interest income and noninterest revenues partially offset by lower operating costs. See "Net Interest Income" and "Noninterest Revenues and Noninterest Expenses" for additional discussion.

   A comprehensive financial restructuring announced by AmSouth during the third quarter of 2000 resulted in $259.7 million of pre-tax charges being recorded. As part of this financial restructuring, AmSouth sold $4 billion of lower yielding available-for-sale securities and recorded approximately $106 million of losses on the sales. AmSouth also recorded $21.7 million in losses on the sale of $47 million in loans to Medicare dependent long-term care providers which were included in assets held for accelerated disposition. Included in the financial restructuring charges was $88.3 million of additional provision recorded in the third quarter related to classified syndicated loans. Of these syndicated loans, $134 million were sold and, in conjunction with the sale, the allowance for loan losses was reduced by $61.6 million to reflect the allowance specifically allocated to the sold loans. Impairment losses of $24.8 million on mortgage conduit assets and an $18.9 million loss associated with the decision to securitize and sell approximately $1 billion of lower yielding automobile loans at the beginning of October were also part of the financial restructuring charges.

   Total assets at September 30, 2000 were $39.4 billion compared to $43.4 billion at December 31, 1999, while total interest-earning assets were $34.4 billion at September 30, 2000 compared to $39.8 billion at last year-end. These decreases reflect the impact of securities and loan sales associated with the financial restructuring. Loans net of unearned income at September 30, 2000 decreased $1.8 billion from December 31, 1999 to $24.5 billion. Managed loans, which include approximately $1 billion in dealer loan held for securitization and reported in loans held for sale at September 30, 2000 and commercial, dealer and residential mortgage loans participated to third-party conduits, increased $1.4 billion from December 31, 1999 to $30.8 billion at September 30, 2000. Increases in the managed loan portfolio occurred primarily in home equity, indirect and commercial real estate loans, partially offset by the balance sheet restructuring transactions. The investment portfolio, which consists of available-for-sale and held-to-maturity securities, decreased to $8.7 billion at September 30, 2000, compared to $13.0 billion at December 31, 1999, primarily as a result of the balance sheet restructuring in the third quarter.

   On the funding side of the balance sheet, total deposits at September 30, 2000 decreased by $1.1 billion compared to December 31, 1999. Excluding the $952 million decrease in foreign time deposits (Eurodollar deposits), domestic deposits declined by $170 million. Decreases in domestic deposits occurred in noninterest-bearing demand deposits and savings deposits. These decreases were partially offset by increases in interest-bearing demand deposits and time deposits. Federal funds purchased and securities sold under agreements to repurchase and other borrowed funds decreased by $1.8 billion and $1.3 billion, respectively, compared to December 31, 1999. The decrease reflects the use of proceeds from the restructuring transactions to reduce short-term borrowings including foreign time deposits.

Net Interest Income

   Net interest income on a taxable equivalent basis was $344.7 million in the third quarter of 2000, a decrease of $41.6 million, or 10.8%, as compared to the third quarter of 1999. The decrease in net interest income was primarily due to a lower net interest margin and a decrease in average interest-earning assets for the quarter. Average interest-earning assets for the third quarter of 2000 were $38.5 billion, a decrease of $375 million from the same period of 1999. Net interest income on a taxable equivalent basis, was $1.1 billion for the first nine months of 2000, a decrease of $66.7 million, or 5.8%, as compared to the same period of 1999. The decrease in net interest income was due to a lower net interest margin and a change in the mix on the funding side away from lower cost and noninterest-bearing liabilities to higher cost borrowed funds. The inability to continue to attract lower cost deposits as a funding source in a rising rate environment was an unexpected departure from the banking industry's prior experience in such rate environments. The decrease in the net interest margin for the first nine months of 2000 was partially impacted by several actions taken by AmSouth as a part of its merger strategy which adversely impacted the net interest margin while benefiting the company overall. These items included leveraging the investment portfolio and purchasing additional bank owned life insurance (BOLI) coverage shortly after AmSouth's merger with First American. AmSouth funded both of these activities with short-term borrowings. In addition to these factors, a portion of the leasing portfolio was restructured during the second quarter of 2000 which permanently lowered the effective tax rate on income from the portfolio. The effect of this transaction was to lower net interest income for the first nine months of 2000 by $12.0 million, decreasing the year-to-date net interest margin by four basis points. The leasing restructuring lowered third quarter net interest income by approximately $1.9 million resulting in a two basis point decrease in the net interest margin.

   Funds generated from the balance sheet restructuring will be used, over the next few months, to pay down more expensive borrowings. Management expects average interest-earning assets in the fourth quarter to range between $35.0 billion and $35.5 billion. Future interest-earning asset growth is expected to moderate in a range of four to six percent on an annualized basis, with interest-earning asset levels bottoming in the first or second quarter of 2001. AmSouth's current plan is to shift the mix of interest-earning assets toward a substantially higher proportion of loans and to allow the investment portfolio to decline. Management is also actively working to increase core deposits as a means of funding asset growth and to further reduce the reliance on borrowed funds. The net interest margin is expected to be in a range of 3.80% to 3.90% for the fourth quarter of 2000 with levels approaching 4.00% in 2001.

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

   Based on the results of the simulation model as of September 30, 2000, AmSouth would expect NII to decrease $14.5 million or approximately 1.02 percent and increase $4.3 million or approximately .30 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. A gradual increase or decrease is assumed, under the model, to occur evenly over the 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. If the increase or decrease in interest rates is more pronounced or occurs within a shorter time period, the impact on net interest income will be greater. Prior to AmSouth's merger with First American, market risk exposure was managed by each of the previously separate companies. Separate risk management models and assumptions were used in accordance with each company's unique market profile. Accordingly, prior period amounts have not been presented as such amounts were based on the risk profiles of the previously separate companies and are not comparable to current period amounts.

   The significant reduction in AmSouth's interest sensitivity compared to the second quarter of 2000 is primarily a result of the financial restructuring implemented in the third quarter of 2000. As part of the financial restructuring AmSouth sold $4.0 billion in fixed rate investment securities and securitized and sold approximately $1.0 billion in fixed rate automobile loans. These fixed rate assets were primarily funded by overnight and other short-term borrowings. This action should significantly reduce the impact of interest rate fluctuations on NII going forward.

   In connection with the financial restructuring, an independent review was done of the interest rate risk management process. While AmSouth's existing simulation model was found to be operating appropriately, management plans to expand the interest rate sensitivity modeling to include different and more extreme interest rate scenarios such as those experienced in the past year. In addition, variations in other key assumptions, such as loan and deposit volume and pricing, incorporated in the business plan, will also be stress tested in future net interest income risk modeling.

   As part of its activities to manage interest rate risk, AmSouth, from time to time, utilizes various off-balance sheet instruments such as interest rate swaps, caps and floors. During the first nine months of 2000, AmSouth entered into additional interest rate swaps in the notional amount of $818 million. There were maturities, calls and closeouts of interest rate swaps totaling $154 million during the same period. At September 30, 2000, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $4.0 billion. Of the swaps added in 2000, swaps with a notional amount of $350 million were designated as hedging the October dealer securitization transaction. The swaps were effectively unwound concurrent with the closing of the securitization. The remaining swaps added in 2000 were designated as hedges to certain deposits and commercial loans. At September 30, 2000, AmSouth also held other off-balance sheet instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other off-balance sheet instruments were immaterial.

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

   Table 6 presents a five-quarter analysis of the allowance for loan losses. At September 30, 2000, the allowance for loan losses was $377.3 million, or 1.54% of loans net of unearned income, compared to $363.5 million, or 1.38%, at December 31, 1999. The coverage ratio of the allowance for loan losses to nonperforming loans increased slightly from 257.54% at December 31, 1999, to 258.33% at September 30, 2000.

   Net charge-offs for the quarter ended September 30, 2000, were $35.4 million, an increase of $4.4 million or 14.1% from $31.0 million a year earlier. For the nine months ended September 30, 2000, net charge-offs were $83.5 million compared to $76.3 million for the same period of 1999.
Annualized net charge-offs to average loans net of unearned income were .55% and .42%, respectively, for the three months and nine months ended September 30, 2000, compared to .48% and .41% for the same periods of the prior year.
The increase in net charge-offs occurred primarily in the commercial loan and the dealer indirect portfolios. Commercial loan net charge-offs increased $6.9 million and $4.1 million, respectively, for the three months and nine months versus the same periods of 1999. Third quarter 2000 included $10.5 million of net charge-offs associated with three syndicated loans. Net charge-offs in AmSouth's dealer indirect portfolio increased $2.3 million and $8.2 million, respectively, for the three months and nine months versus the same periods of the prior year. In addition, net charge-offs for the other residential mortgage portfolio remained level and increased $2.6 million, respectively, for the three months and nine months versus the same periods of the prior year. Year-to-date, these increases were partially offset by decreases of $2.0 million and $1.3 million, respectively, in net charge-offs in AmSouth's residential first mortgage loan and revolving credit portfolios. Annualized net charge-offs for the commercial and consumer loan portfolios were .73% and
 .63%, respectively, for the three months ended September 30, 2000, compared to .40% and .64%, respectively, for the same period of 1999. Annualized net charge-offs for the commercial and consumer loan portfolios were .43% and .59%, respectively, for the nine months ended September 30, 2000, compared to .37% and .56% for the prior year. Total loan net charge-offs for the full year of 2000 are expected to range between 40 and 45 basis points of average net loans.

   The provision for loan losses for the third quarter was $123.8 million and $172.0 million for the first nine months of 2000 compared to $30.6 million and $67.9 million for the year-earlier periods. The 2000 provision reflects loan loss exposure related to the overall growth in the loan portfolio, a change in the mix of the loan portfolio and a deterioration in credit quality, primarily in the commercial portfolio. Credit quality has been negatively impacted by the slowing economy and the higher interest rate environment. Included in the 2000 provision for loan losses is an $88.3 million charge in the third quarter of 2000 associated with deterioration in certain classified syndicated loans. As part of its financial restructuring, AmSouth sold approximately $134 million of these classified syndicated loans. In conjunction with the sale, AmSouth reduced its loan loss allowance to reflect the $61.6 million of allowance specifically allocated to the syndicated loans sold. At September 30, 2000, there remained approximately $176 million of classified syndicated loans on AmSouth's balance sheet. Reserve levels on this specific group of loans represented approximately 25 percent of the outstanding balance on these loans. The allowance for loan losses was also impacted by AmSouth's decision to securitize approximately $1.0 billion of lower yielding automobile loans in October 2000. As a result of the decision to securitize these loans, AmSouth transferred the book balance of these loans to the held for sale category on the balance sheet. As part of this loan reclassification, AmSouth transferred $7.5 million of the allowance for loan losses allocated to these loans to the loans held for sale category.

   Table 7 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 2000, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased five basis points to .66% compared to .61% at December 31, 1999. The level of nonperforming assets increased $1.1 million during the same period. Compared to June 30, 2000, nonperforming assets increased $28.0 million. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets increased 13 basis points from the June 30, 2000 level of .53%. The increase was primarily the result of five syndicated loans being placed on nonaccrual status.

   At December 31, 1999, AmSouth decided to exit the portion of its commercial loan portfolio related to loans to Medicare dependent long-term care providers. The decision was based primarily on the adverse effects of the implementation by the United States government of the Prospective Payment System for the Medicare system. This and other changes in the Medicare program resulted in significantly lower Medicare revenues for healthcare service providers. As a result of the decision, loans totaling $149.3 million were transferred from the commercial loan portfolio to assets held for accelerated disposition (AHAD) during the fourth quarter of 1999. A transfer of $71.0 million was also made from the allowance for loan losses to AHAD to reflect a net realizable value of $78.3 million for these loans. As a part of the third quarter 2000 restructuring, the remaining $47 million of loans in AHAD were sold at a loss of $21.7 million.

   Included in nonperforming assets at September 30, 2000 and 1999, was $80.2 million and $75.4 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted a majority of these impaired loans. At September 30, 2000 and 1999, there was $42.5 million and $20.6 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 2000 and 1999, was $61.9 million and $56.2 million, respectively, and $60.6 million and $52.4 million, respectively, for the nine months ended September 30, 2000 and 1999. AmSouth recorded no material interest income on its impaired loans during the three months and nine months ended September 30, 2000.

Noninterest Revenues and Noninterest Expenses

   Year-to-date noninterest revenues (NIR) totaled $470.0 million at September 30, 2000, compared to $631.7 million for the prior-year period, a 25.6% decrease. Excluding the impact of the financial restructuring and business divestitures, year-to-date NIR was $640.8 million at September 30, 2000 or approximately equal to the same period of 1999 exclusive of First American acquisition related charges of $8.8 million. The acquisition related charges recorded in the third quarter of 1999 included $8.0 million associated with the impairment of a portfolio investment and $.8 million of conforming accounting adjustments. The decreases in NIR for the first nine months of 2000 compared with the same period of 1999 occurred in portfolio investment income, mortgage income and service charges on deposit accounts. Portfolio income in 2000 included net losses of $105.6 million on the sale of $4.0 billion of investment securities and a $12.1 million write-down of "interest-only strips" associated with prior sales to third-party mortgage conduits. Portfolio income in 1999 included an $8.0 million impairment charge recorded in the third quarter on a portfolio investment held at First American. This charge was related to the First American acquisition. Exclusive of these amounts, portfolio income for the first nine months of 2000 decreased $13.2 million over the same period of 1999. This decline was primarily due to fewer sales of available-for-sale securities in 2000. Mortgage income decreased $22.0 million due to a $12.7 million impairment loss on mortgage servicing rights related to loans sold during 1999 and early in 2000 to mortgage conduits. The remainder of the decrease in mortgage income was primarily due to a decrease in net servicing income due to the sale of AmSouth's third-party servicing portfolio in the third quarter of 1999. AmSouth anticipates that mortgage income will be about half of what it has been over the past several quarters due to lower projected conduit activity and higher funding costs. The decline in service charges on deposit accounts reflects a general decline in deposits compared to the prior year. NIR in 2000 also included $23.4 million of losses on the sale of loans in AHAD and an $18.9 million loss associated with the transfer of automobile loans to loans held for sale as a result of a decision to securitize these loans. Gains on sales of businesses of $8.6 million were recorded during the first nine months of 1999 versus only $46 thousand of net gains on sales of businesses in 2000.

   Partially offsetting the decreases in NIR were increases in consumer investment services income, trust income and income from BOLI. Consumer investment services income for the first nine months of 2000 increased $12.7 million compared to the same period of 1999 primarily due to increased income from annuity sales, increased mutual fund fees and higher sales volume at IFC Holdings, Inc. (IFC), a subsidiary third-party marketer of investment and insurance products through banks and other financial services providers. AmSouth sold IFC on September 29, 2000. The sale was the result of a strategic decision by management to focus the company's wealth management business on investment and fiduciary services primarily within its existing Southeastern markets. While noninterest revenues are expected to decrease as a result of the IFC sale, the divestiture is expected to free up resources to support AmSouth's on-going strategic initiatives and should improve AmSouth's operating efficiency. Trust income also increased for the first nine months of 2000 by $3.9 million, or 4.8%, due in part to new pricing policies. Income from BOLI increased $16.8 million due to normal increases in cash surrender value on policies purchased in prior years by AmSouth and on additional policies purchased since September 30, 1999. Other NIR for the nine months ended September 30, 2000, included $9.3 million of gains associated with sales of dealer indirect loans to third-party conduits, while other NIR in 1999 included $8.1 million of gains on sales of branches and other property. Gains on sales of dealer loans are not expected in future quarters as dealer conduit sales activity is not anticipated. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis. Management anticipates that sustainable noninterest revenue growth in a range of five to eight percent may be achievable with the strongest growth coming in the trust and investment services areas.

   Year-to-date noninterest expenses excluding merger-related costs decreased 4.7% to $972.0 million at September 30, 2000, compared to $1.0 billion for the prior year. Salaries and employee benefits decreased $17.2 million when compared to the same period a year ago. This decrease reflects synergies achieved as a result of the merger with First American partially offset by merit increases and higher employee benefits. Marketing expense decreased 19.9% to $28.5 million primarily due to cost control initiatives implemented in 2000. Equipment expense decreased 7.5% to $92.6 million, primarily due to synergies achieved as a result of the merger. Other noninterest expenses decreased $28.2 million reflecting a reduction in the use of temporary and contract personnel and lower noncredit losses. Partially offsetting these decreases was an increase of $5.9 million in subscribers' commissions. Subscribers' commissions are fees paid on sales of investment products marketed through IFC and are paid to subscribing (client) institutions. This increase was directly related to the IFC increase in consumer investment services income. Net occupancy expense increased $3.9 million due to the addition of new leased facilities and annual rent increases. Changes for the quarter were primarily for the same reasons discussed in the year-to-date analysis.

Capital Adequacy

   At September 30, 2000, shareholders' equity totaled $2.8 billion or 7.01% of total assets. Since December 31, 1999, shareholders' equity decreased $197.5 million primarily due to dividends of $229.2 million and the purchase of 20,335,000 shares of AmSouth common stock for $345.0 million, partially offset by the increase from net income of $202.6 million.

   Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2000 and 1999. At September 30, 2000, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2000.

Other

   During the third quarter of 2000, AmSouth became a financial holding company under the provisions of the recently enacted Gramm-Leach-Bliley Act (the Act). This legislation enables bank holding companies and foreign banks that meet applicable statutory requirements to engage in a broader range of services and to compete more efficiently in existing business lines. In general, the Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or incidental to or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These expanded powers may include securities underwriting, dealing and market making; acting as principal, agent or broker for the sale of insurance products; providing management consulting services; and organizing, sponsoring or managing mutual funds.

                           Table 1--Financial Summary

                                                     September 30
                                                -----------------------   %
                                                   2000        1999     Change
                                                ----------- ----------- ------
                                                        (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned income.................. $24,481,792 $26,255,232  (6.8)%
 Total assets..................................  39,395,701  43,425,019  (9.3)
 Total deposits................................  26,790,431  27,399,600  (2.2)
 Shareholders' equity..........................   2,761,686   3,175,057 (13.0)
Year-to-date average balances:
 Loans net of unearned income.................. $26,309,699 $25,106,129   4.8%
 Total assets..................................  42,933,016  41,263,284   4.0
 Total deposits................................  27,686,327  27,563,251   0.4
 Shareholders' equity..........................   2,874,424   3,244,820 (11.4)

                         Nine Months Ended            Three Months Ended
                           September 30                  September 30
                         ------------------    %      ---------------------    %
                           2000      1999    Change     2000        1999     Change
                         --------  --------  ------   ---------   ---------  ------
                                (In thousands except per share data)
Operating earnings
 summary (1)
 Net income............. $435,795  $443,619   (1.8)%  $ 125,226   $ 156,553   (20.0)%
 Earnings per common
  share.................     1.13      1.13     --         0.33        0.40   (17.5)
 Diluted earnings per
  common share..........     1.12      1.12     --         0.33        0.40   (17.5)
 Return on average
  assets (annualized)...     1.36%     1.44%               1.19%       1.46%
 Return on average
  equity (annualized)...    20.25     18.28               17.96       19.03
 Operating efficiency...    56.50     56.90               57.92       55.09
Earnings summary as
 reported
 Net income/(loss)...... $202,568  $403,022  (49.7)%  $ (36,266)  $ 134,645  (126.9)%
 Earnings/(loss) per
  common share..........     0.53      1.03  (48.5)       (0.10)       0.35  (128.6)
 Diluted earnings/(loss)
  per common share......     0.52      1.02  (49.0)       (0.10)       0.34  (129.4)
 Return on average
  assets (annualized)...     0.63%     1.31%              (0.34)%      1.25%
 Return on average
  equity (annualized)...     9.41     16.61               (5.20)      16.37
 Operating efficiency...    69.84     60.08               84.38       59.79
Selected ratios
 Average equity to
  assets................     6.70%     7.86%               6.63%       7.66%
 End-of-period equity to
  assets................     7.01      7.31                7.01        7.31
 End-of-period tangible
  equity to assets......     6.16      6.38                6.16        6.38
 Allowance for loan
  losses to loans net of
  unearned income.......     1.54      1.39                1.54        1.39
Common stock data
 Cash dividends
  declared.............. $   0.60  $   0.51           $    0.20   $    0.17
 Book value at end of
  period................     7.36      8.10                7.36        8.10
 Market value at end of
  period................    12.50     23.44               12.50       23.44
 Average common shares
  outstanding...........  384,808   391,270             376,240     390,171
 Average common shares
  outstanding-diluted...  387,724   397,054             379,192     395,520

--------
(1) Excludes merger-related costs and other special items.

    Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                      2000                           1999
                          ------------------------------ ------------------------------
                                Nine Months Ended              Nine Months Ended
                                  September 30                   September 30
                          ------------------------------ ------------------------------
                            Average     Revenue/  Yield/   Average     Revenue/  Yield/
                            Balance     Expense    Rate    Balance     Expense    Rate
                          -----------  ---------- ------ -----------  ---------- ------
                                (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
 Loans net of unearned
  income................  $26,309,699  $1,703,154  8.65% $25,106,129  $1,569,419  8.36%
 Available-for-sale
  securities:
 Taxable................    5,893,425     294,251  6.67    7,274,530     353,006  6.49
 Tax-free...............       65,708       3,428  6.97      289,842      14,380  6.63
                          -----------  ----------        -----------  ----------
 Total available-for-
  sale securities.......    5,959,133     297,679  6.67    7,564,392     367,386  6.49
                          -----------  ----------        -----------  ----------
 Held-to-maturity
  securities:
 Taxable................    6,526,727     335,945  6.88    4,241,198     208,572  6.58
 Tax-free...............      392,090      21,279  7.25      199,135      12,545  8.42
                          -----------  ----------        -----------  ----------
 Total held-to-maturity
  securities............    6,918,817     357,224  6.90    4,440,333     221,117  6.66
                          -----------  ----------        -----------  ----------
   Total investment
    securities..........   12,877,950     654,903  6.79   12,004,725     588,503  6.55
 Other interest-earning
  assets................      253,919      12,672  6.67      483,245      18,887  5.23
                          -----------  ----------        -----------  ----------
 Total interest-earning
  assets................   39,441,568   2,370,729  8.03   37,594,099   2,176,809  7.74
Cash and other assets...    4,072,226                      4,050,843
Allowance for loan
 losses.................     (363,503)                      (369,031)
Market valuation on
 available-for-sale
 securities.............     (217,275)                       (12,627)
                          -----------                    -----------
                          $42,933,016                    $41,263,284
                          ===========                    ===========
Liabilities and
 Shareholders' Equity
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $ 9,368,217     238,952  3.41  $ 9,342,263     197,228  2.82
 Savings deposits.......    1,801,328      31,806  2.36    2,138,813      37,776  2.36
 Time deposits..........    7,677,021     322,791  5.62    7,856,749     302,069  5.14
 Foreign time deposits..    1,319,208      58,918  5.97      539,703      18,794  4.66
 Certificates of deposit
  of $100,000 or more...    2,817,904     124,023  5.88    2,809,172     107,460  5.11
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............    3,767,508     155,501  5.51    3,974,925     135,396  4.55
 Other interest-bearing
  liabilities...........    7,946,193     359,351  6.04    5,849,450     232,001  5.30
                          -----------  ----------        -----------  ----------
 Total interest-bearing
  liabilities...........   34,697,379   1,291,342  4.97   32,511,075   1,030,724  4.24
                                       ----------  ----               ----------  ----
Net interest spread.....                           3.06%                          3.50%
                                                   ====                           ====
Noninterest-bearing
 demand deposits........    4,702,649                      4,876,551
Other liabilities.......      658,564                        630,838
Shareholders' equity....    2,874,424                      3,244,820
                          -----------                    -----------
                          $42,933,016                    $41,263,284
                          ===========                    ===========
Net interest
 income/margin on a
 taxable equivalent
 basis..................                1,079,387  3.66%               1,146,085  4.08%
                                                   ====                           ====
Taxable equivalent
 adjustment:
 Loans..................                    3,595                          3,748
 Available-for-sale
  securities............                    2,528                          7,219
 Held-to-maturity
  securities............                   14,277                          8,309
 Trading securities.....                      -0-                            124
                                       ----------                     ----------
 Total taxable
  equivalent
  adjustment............                   20,400                         19,400
                                       ----------                     ----------
  Net interest income...               $1,058,987                     $1,126,685
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                                            2000
                     --------------------------------------------------------------------------------------
                            Third Quarter               Second Quarter                First Quarter               Fourth Quarter
                     ---------------------------- ---------------------------- ---------------------------- ---------------------
                       Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                       Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                     -----------  -------- ------ -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                   (Taxable equivalent basis-dollars in thousands)
 Assets
 Interest-earning
 assets:
 Loans net of
 unearned income...  $25,613,223  $571,306  8.87% $26,642,183  $568,657  8.58% $26,681,345  $563,191  8.49% $26,554,884  $563,564
 Available-for-
 sale securities:
  Taxable..........    5,678,994    94,775  6.64    5,989,040    99,186  6.66    6,014,598   100,290  6.71    6,674,819   106,565
  Tax-free.........       64,747     1,145  7.04       66,625     1,100  6.64       65,763     1,183  7.24      114,849     1,959
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total available-
  for-sale
  securities.......    5,743,741    95,920  6.64    6,055,665   100,286  6.66    6,080,361   101,473  6.71    6,789,668   108,524
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Held-to-maturity
 securities:
  Taxable..........    6,445,507   110,990  6.85    6,522,650   112,119  6.91    6,612,916   112,836  6.86    5,930,758    99,565
  Tax-free.........      397,506     7,170  7.18      391,612     7,147  7.34      387,092     6,962  7.23      332,685     6,262
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total held-to-
  maturity
  securities.......    6,843,013   118,160  6.87    6,914,262   119,266  6.94    7,000,008   119,798  6.88    6,263,443   105,827
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
   Total investment
   securities......   12,586,754   214,080  6.77   12,969,927   219,552  6.81   13,080,369   221,271  6.80   13,053,111   214,351
 Other interest-
 earning assets....      258,080     4,211  6.49      232,846     3,740  6.46      270,785     4,721  7.01      243,857     3,503
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total interest-
  earning assets...   38,458,057   789,597  8.17   39,844,956   791,949  7.99   40,032,499   789,183  7.93   39,851,852   781,418
 Cash and other
 assets............    3,929,663                    4,149,891                    4,138,693                    4,154,211
 Allowance for loan
 losses............     (360,976)                    (364,339)                    (365,223)                    (366,218)
 Market valuation
 on available-for-
 sale securities...     (178,535)                    (252,612)                    (221,106)                    (202,257)
                     -----------                  -----------                  -----------                  -----------
                     $41,848,209                  $43,377,896                  $43,584,863                  $43,437,588
                     ===========                  ===========                  ===========                  ===========
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits...  $ 9,502,341    87,349  3.66  $ 9,514,403    79,878  3.38  $ 9,086,434    71,725  3.17  $ 9,054,153    68,926
 Savings
 deposits..........    1,333,857     5,651  1.69    1,722,267     9,566  2.23    2,352,997    16,589  2.84    2,348,024    16,158
 Time deposits.....    7,816,704   115,863  5.90    7,593,438   105,684  5.60    7,619,385   101,244  5.34    7,717,934   100,506
 Foreign time
 deposits..........    1,234,991    19,820  6.38    1,427,241    21,341  6.01    1,296,318    17,757  5.51    1,189,238    15,468
 Certificates of
 deposit of
 $100,000 or
 more..............    2,861,681    45,019  6.26    2,813,227    40,744  5.83    2,778,322    38,260  5.54    2,919,684    38,962
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....    3,540,942    53,015  5.96    3,720,045    51,032  5.52    4,044,026    51,454  5.12    4,278,534    52,550
 Other interest-
 bearing
 liabilities.......    7,411,097   118,175  6.34    8,266,919   124,080  6.04    8,166,443   117,096  5.77    7,367,364   101,509
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total interest-
  bearing
  liabilities......   33,701,613   444,892  5.25   35,057,540   432,325  4.96   35,343,925   414,125  4.71   34,874,931   394,079
                                  --------  ----               --------  ----               --------  ----               --------
 Net interest
 spread............                         2.92%                        3.03%                        3.22%
                                            ====                         ====                         ====
 Noninterest-
 bearing demand
 deposits..........    4,640,946                    4,770,285                    4,697,394                    4,948,282
 Other
 liabilities.......      732,217                      646,355                      596,310                      606,553
 Shareholders'
 equity............    2,773,433                    2,903,716                    2,947,234                    3,007,822
                     -----------                  -----------                  -----------                  -----------
                     $41,848,209                  $43,377,896                  $43,584,863                  $43,437,588
                     ===========                  ===========                  ===========                  ===========
 Net interest
 income/margin on a
 taxable equivalent
 basis.............                344,705  3.57%               359,624  3.63%               375,058  3.77%               387,339
                                            ====                         ====                         ====
 Taxable equivalent
 adjustment:
 Loans.............                  1,394                        1,317                          884                        1,090
 Available-for-
 sale securities...                    822                          848                          858                        1,192
 Held-to-maturity
 securities........                  4,711                        4,823                        4,743                        3,767
 Trading
 securities........                    -0-                          -0-                          -0-                           28
                                  --------                     --------                     --------                     --------
  Total taxable
  equivalent
  adjustment.......                  6,927                        6,988                        6,485                        6,077
                                  --------                     --------                     --------                     --------
   Net interest
   income..........               $337,778                     $352,636                     $368,573                     $381,262
                                  ========                     ========                     ========                     ========
                        1999
                     -----------------------------------
                                     Third Quarter
                            --------------------------------
                     Yield/   Average    Revenue/ Yield/
                      Rate    Balance    Expense   Rate
                     ------ ------------ -------- ------
 Assets
 Interest-earning
 assets:
 Loans net of
 unearned income...   8.42% $25,716,024  $540,535  8.34%
 Available-for-
 sale securities:
  Taxable..........   6.33    7,822,171   126,722  6.43
  Tax-free.........   6.77      209,093     2,867  5.44
                            ------------ --------
  Total available-
  for-sale
  securities.......   6.34    8,031,264   129,589  6.40
                            ------------ --------
 Held-to-maturity
 securities:
  Taxable..........   6.66    4,524,385    74,955  6.57
  Tax-free.........   7.47      224,628     4,636  8.19
                            ------------ --------
  Total held-to-
  maturity
  securities.......   6.70    4,749,013    79,591  6.65
                            ------------ --------
   Total investment
   securities......   6.52   12,780,277   209,180  6.49
 Other interest-
 earning assets....   5.70      336,785     5,239  6.17
                            ------------ --------
  Total interest-
  earning assets...   7.78   38,833,086   754,954  7.71
 Cash and other
 assets............           4,217,786
 Allowance for loan
 losses............            (365,636)
 Market valuation
 on available-for-
 sale securities...             (65,350)
                            ------------
                            $42,619,886
                            ============
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 liabilities:
 Interest-bearing
 demand deposits...   3.02  $ 9,101,838    65,533  2.86
 Savings
 deposits..........   2.73    2,265,805    14,629  2.56
 Time deposits.....   5.17    7,701,634    98,570  5.08
 Foreign time
 deposits..........   5.16      716,723     8,784  4.86
 Certificates of
 deposit of
 $100,000 or
 more..............   5.29    2,946,034    38,164  5.14
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....   4.87    4,013,532    47,561  4.70
 Other interest-
 bearing
 liabilities.......   5.47    7,189,087    95,421  5.27
                            ------------ --------
  Total interest-
  bearing
  liabilities......   4.48   33,934,653   368,662  4.31
                     ------              -------- ------
 Net interest
 spread............   3.30%                        3.40%
                     ======                       ======
 Noninterest-
 bearing demand
 deposits..........           4,799,827
 Other
 liabilities.......             621,397
 Shareholders'
 equity............           3,264,009
                            ------------
                            $42,619,886
                            ============
 Net interest
 income/margin on a
 taxable equivalent
 basis.............   3.86%               386,292  3.95%
                     ======                       ======
 Taxable equivalent
 adjustment:
 Loans.............                         1,156
 Available-for-
 sale securities...                         1,751
 Held-to-maturity
 securities........                         3,006
 Trading
 securities........                            32
                                         --------
  Total taxable
  equivalent
  adjustment.......                         5,945
                                         --------
   Net interest
   income..........                      $380,347
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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                              Mature During
                         ----------------------------------------------------------------
                          2000   2001    2002   2003   2004   2005   2008   2009   Total
                         ------  -----  ------  -----  -----  -----  -----  -----  ------
                                          (Dollars in millions)
Receive fixed swaps:
  Notional amount....... $1,175  $ 642  $1,071  $ 455  $ 175  $ 150  $ 125  $ 190  $3,983
  Receive rate..........   6.76%  6.63%   6.66%  6.61%  5.95%  6.25%  6.15%  6.32%   6.60%
  Pay rate..............   6.62%  6.39%   6.64%  6.64%  6.65%  6.63%  6.66%  6.62%   6.59%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from September 30, 2000. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.

                       Table 5--Loans and Credit Quality

                                                                   Net Charge-offs
                                                   Nonperforming     Nine Months
                                 Loans*               Loans**           Ended
                              September 30         September 30     September 30
                         ----------------------- ----------------- ----------------
                            2000        1999       2000     1999    2000     1999
                         ----------- ----------- -------- -------- -------  -------
                                              (In thousands)
Commercial:
  Commercial &
   industrial........... $ 7,478,921 $ 8,247,501 $ 78,168 $ 72,856 $20,933  $26,027
  Commercial loans--
   secured by real
   estate...............   1,748,927   2,189,142   21,246   21,896  10,700    1,479
                         ----------- ----------- -------- -------- -------  -------
   Total commercial.....   9,227,848  10,436,643   99,414   94,752  31,633   27,506
                         ----------- ----------- -------- -------- -------  -------
Commercial real estate:
  Commercial real estate
   mortgages............   2,367,155   2,124,010   20,316   18,307    (345)   2,081
  Real estate
   construction.........   2,355,264   2,216,272    5,496   10,034     489      959
                         ----------- ----------- -------- -------- -------  -------
   Total commercial real
    estate..............   4,722,419   4,340,282   25,812   28,341     144    3,040
                         ----------- ----------- -------- -------- -------  -------
Consumer:
  Residential first
   mortgages............   1,324,406   1,954,270   11,528   24,193     733    2,742
  Other residential
   mortgages............   4,604,648   3,594,701    7,532   12,501   5,709    3,123
  Dealer indirect.......   2,845,271   3,981,791        4      601  27,113   18,942
  Revolving credit......     478,810     495,296      -0-      -0-  10,986   12,284
  Other consumer........   1,278,390   1,452,249    1,779    1,455   7,223    8,618
                         ----------- ----------- -------- -------- -------  -------
   Total consumer.......  10,531,525  11,478,307   20,843   38,750  51,764   45,709
                         ----------- ----------- -------- -------- -------  -------
                         $24,481,792 $26,255,232 $146,069 $161,843 $83,541  $76,255
                         =========== =========== ======== ======== =======  =======

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                      Table 6--Allowance for Loan Losses

                                         2000                          1999
                          ----------------------------------- -----------------------
                          3rd Quarter 2nd Quarter 1st Quarter 4th Quarter 3rd Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $358,064    $363,492    $363,476    $365,427    $365,869
Loans charged off.......    (48,319)    (34,471)    (40,377)    (39,358)    (41,202)
Recoveries of loans
 previously charged
 off....................     12,890      11,743      14,993      12,707      10,157
                           --------    --------    --------    --------    --------
Net charge-offs.........    (35,429)    (22,728)    (25,384)    (26,651)    (31,045)
Addition to allowance
 charged to expense.....    123,800      22,800      25,400      97,700      30,603
Allowance
 sold/transferred, net..    (69,091)     (5,500)        -0-     (73,000)        -0-
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $377,344    $358,064    $363,492    $363,476    $365,427
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.54%       1.40%       1.37%       1.38%       1.39%
Allowance for loan
 losses to nonperforming
 loans*.................     258.33%     300.69%     297.06%     257.54%     225.79%
Allowance for loan
 losses to nonperforming
 assets*................     231.94%     265.88%     249.86%     225.00%     196.12%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.55%       0.34%       0.38%       0.40%       0.48%

--------
* Exclusive of accruing loans 90 days past due and $35.6 million, $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

                         Table 7--Nonperforming Assets

                                       2000                          1999
                          -------------------------------  ------------------------
                          September 30 June 30   March 31  December 31 September 30
                          ------------ --------  --------  ----------- ------------
                                          (Dollars in thousands)
Nonaccrual loans........    $146,069   $119,082  $122,365   $141,134     $161,843
Foreclosed properties...      12,714     13,780    19,839     17,767       22,991
Repossessions...........       3,906      1,810     3,274      2,644        1,496
                            --------   --------  --------   --------     --------
 Total nonperforming
  assets*...............    $162,689   $134,672  $145,478   $161,545     $186,330
                            ========   ========  ========   ========     ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........        0.66%      0.53%     0.55%      0.61%        0.71%
Accruing loans 90 days
 past due...............    $ 78,314   $ 70,800  $ 66,375   $ 61,050     $ 44,644

--------
* Exclusive of accruing loans 90 days past due and $35.6 million, $29.2 million and $38.1 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

                        Table 8--Investment Securities

                                     September 30, 2000    September 30, 1999
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
  U.S. Treasury and federal agency
   securities...................... $4,940,612 $4,834,171 $3,394,778 $3,302,397
  State, county and municipal
   securities......................    389,566    380,193    247,730    240,434
  Other securities.................  1,424,557  1,406,593  1,061,421  1,054,328
                                    ---------- ---------- ---------- ----------
                                    $6,754,735 $6,620,957 $4,703,929 $4,597,159
                                    ========== ========== ========== ==========
Available-for-sale:
  U.S. Treasury and federal agency
   securities...................... $1,378,344            $6,864,311
  State, county and municipal
   securities......................     68,948               195,630
  Other securities.................    492,139             1,138,048
                                    ----------            ----------
                                    $1,939,431            $8,197,989
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 2000, were approximately 6.7 years and 6.72%, respectively. Included in the combined portfolios was $7.1 billion of mortgage-backed securities, $822 million of which were variable rate. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 2000, were approximately 6.4 years and 6.71%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 4.0 years.
2. The available-for-sale portfolio included net unrealized losses of $15.0 million and $239.0 million at September 30, 2000 and 1999, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                               September 30
                                                            -------------------
                                                              2000      1999
                                                            -------- ----------
                                                              (In thousands)
Other borrowed funds:
  Short-term Federal Home Loan Bank advances............... $    -0- $  648,000
  Treasury, tax and loan notes.............................   25,000    258,579
  Short-term bank notes....................................  500,000    250,000
  Term Federal Funds purchased.............................  250,000    820,000
  Commercial paper.........................................   13,803      8,611
  Other short-term debt....................................   44,618     49,872
                                                            -------- ----------
    Total other borrowed funds............................. $833,421 $2,035,062
                                                            ======== ==========
Other long-term debt:
  6.45% Subordinated Notes Due 2018........................ $303,647 $  304,144
  6.125% Subordinated Notes Due 2009.......................  174,459    174,315
  6.75% Subordinated Debentures Due 2025...................  149,911    149,893
  7.75% Subordinated Notes Due 2004........................  149,664    149,572
  7.25% Senior Notes Due 2006..............................   99,548     99,536
  6.875% Subordinated Notes Due 2003.......................   49,944     49,887
  6.625% Subordinated Notes Due 2005.......................   49,722     49,697
  Long-term notes payable..................................    3,864     13,884
                                                            -------- ----------
    Total other long-term debt............................. $980,759 $  990,928
                                                            ======== ==========

                      Table 10--Capital Amounts and Ratios

                                                       September 30
                                             ----------------------------------
                                                   2000              1999
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $2,528,159  7.15% $2,884,487  8.03%
  AmSouth Bank..............................  3,079,995  8.73   3,311,396  8.23
Total capital:
  AmSouth................................... $3,689,371 10.44% $3,993,880 10.99%
  AmSouth Bank..............................  3,757,339 10.65   3,974,138 10.68
Leverage:
  AmSouth................................... $2,528,159  6.09% $2,884,487  6.86%
  AmSouth Bank..............................  3,079,995  7.43   3,311,396  7.79

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is included on pages 11 and 12 of
Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   Item 6(b) -- Reports on Form 8-K

   Two reports on Form 8-K were filed by AmSouth during the period July 1, 2000 to September 30, 2000:

     (i) A report was filed on July 25, 2000 to report AmSouth's preliminary results of operations for the second quarter of 2000.

     (ii) A report was filed on September 22, 2000 with information regarding a financial restructuring and future earnings expectations.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
November 14, 2000                         By: _________________________________
                                                      C. Dowd Ritter
                                                       President and
                                                  Chief Executive Officer

                                               /s/ Robert R. Windelspecht
November 14, 2000                         By: _________________________________
                                                  Robert R. Windelspecht
                                                 Executive Vice President,
                                                 Chief Accounting Officer
                                                      and Controller

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