Form 10-K
period 2000-12-31
AMSOUTH BANCORPORATION
filed 2001-03-30
CIK 3133

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

For the fiscal year ended December 31, 2000

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

                                     None
                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common equity held by nonaffiliates of the registrant as of February 20, 2001 was $6,356,739,350. (Note 1)

  As of February 28, 2001, AmSouth Bancorporation had 371,908,809 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

  Annual Report to Shareholders for the year ended December 31, 2000: Part I,
Part II

  Proxy Statement for Annual Meeting to be held April 19, 2001: Part III

Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 20, 2001 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at February 20, 2001. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   Form 10-K

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I
Item 1.  Business........................................................    3
Item 2.  Properties......................................................    9
Item 3.  Legal Proceedings...............................................    9
Item 4.  Submission of Matters to a Vote of Security Holders.............    9

Executive Officers of the Registrant.....................................   10

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   11
Item 6.  Selected Financial Data.........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   12
Item 8.  Financial Statements and Supplementary Data.....................   13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   14

PART III
Item 10. Directors and Executive Officers of the Registrant..............   14
Item 11. Executive Compensation..........................................   14
Item 12. Security Ownership of Certain Beneficial Owners and Management..   14
Item 13. Certain Relationships and Related Transactions..................   14

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.......................................................................   15

SIGNATURES...............................................................   16

EXHIBIT INDEX............................................................   18

                                    PART I

ITEM 1. BUSINESS

General

  AmSouth Bancorporation (AmSouth) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary AmSouth Bank (the Bank) and its other subsidiaries. At December 31, 2000, AmSouth had total consolidated assets of approximately $38.9 billion.

  The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2000, the Bank had total consolidated assets of approximately $38.9 billion and total consolidated deposits of approximately $26.6 billion. As of December 31, 2000, the assets of the Bank constituted virtually all of the assets of AmSouth.

  On May 15, 2000, AmSouth announced the successful completion of the merger and systems conversion of all First American National Bank branches into the Bank. In conjunction with the conversion, AmSouth sold its Arkansas banking offices, which were located over 300 miles from other AmSouth markets. In addition, on September 29, 2000, AmSouth sold IFC Holdings, Inc., a third-party nationwide investment marketing subsidiary. During 2000, AmSouth also sold the company's Kentucky and Virginia banking offices. These divestitures and AmSouth's decision to discontinue its out-of-market dealer indirect loan origination business reflect AmSouth's record of exiting non-core businesses that do not meet its internal profitability targets, allowing management to focus on core businesses and execute internal growth strategies. For more information regarding divestitures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference pursuant to Item 7 of this Form 10-K, and the "Notes to Consolidated Financial Statements", which are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

  AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers' savings and transaction needs. Commercial Banking meets the requirements of large and middle market corporate customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending, commercial leasing and healthcare banking. Wealth Management is comprised of fiduciary, retirement and broker/dealer services. This area includes traditional trust services as well as a substantial selection of investment management services such as AmSouth's proprietary mutual fund family.

  These services are offered to businesses and individuals through the Bank's approximately 600 offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of approximately 1,250 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to
Item 8 of this Form 10-K.

  As of December 31, 2000, AmSouth and its subsidiaries had 12,296 full-time employees.

Competition

  AmSouth's subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers, including automotive retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. At December 31, 2000, AmSouth was the 22nd largest bank holding company headquartered in the United States based on total assets.

  Competition between financial institutions is affected by the Gramm-Leach-Bliley Act, which was signed into law in November 1999. This Act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements--defined as financial holding companies--to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or incidental or complementary to a financial activity and, in the case of complementary activities, that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. AmSouth has qualified as a financial holding company under the Gramm-Leach-Bliley Act. The management of AmSouth cannot currently predict the full impact of the enactment of the Gramm-Leach-Bliley Act on AmSouth.

Business Combinations

  AmSouth continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations take place, and transactions involving the payment of cash, or the issuance of debt or equity securities by AmSouth could occur. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth's financial condition.

Supervision and Regulation

  The following discussion addresses the regulatory framework applicable to financial holding companies, bank holding companies and their subsidiaries, and provides certain specific information relevant to AmSouth. Regulation of financial institutions such as AmSouth and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the FDIC) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors.

  The following is a summary of certain statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but may have a material effect on the business and results of banking organizations, including AmSouth.

 General

  As a financial holding company and bank holding company, AmSouth is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the BHCA). As a consequence of the Gramm-Leach-Bliley Act, a financial holding company may own insured depository institutions and engage through its non-bank affiliates in a broader range of financial activities than previously permissible for a bank holding company. These new activities include securities underwriting, dealing and distribution; insurance underwriting and sales; and "merchant banking." In addition, the new activities include any activity that the Federal Reserve Board, in conjunction with the Secretary of the Treasury, determines by rule or order to be "financial in nature or incidental to such financial activity." Also, the Federal Reserve Board (without the need for concurrence from the Secretary of the Treasury) may approve additional activities that it deems to be "complementary" to financial activities, provided such activities "do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally." The Federal Reserve is responsible for "umbrella" supervision and examination of financial holding companies. Other federal and state regulators will regulate, supervise and examine the "functionally regulated subsidiaries" such as insurance companies and broker-dealers.

  In order to become a financial holding company, a company must satisfy the following criteria and elect to be treated as a financial holding company: (1) all depository institution subsidiaries of the financial holding company must be "well capitalized" and "well managed" and (2) all FDIC-insured depository institution subsidiaries (other than newly acquired insured depository institution subsidiaries, which are entitled to a limited exception) must have a "Satisfactory" or better rating under the Community Reinvestment Act of 1977
(CRA). If after registration as a financial holding company, any of a financial holding company's depository institution subsidiaries fails to satisfy either the well-capitalized or well-managed criterion, the financial holding company is subject to Federal Reserve Board sanctions that may include divestiture of the financial holding company's depository institution subsidiaries. Any financial holding company that subsequently fails to satisfy the CRA requirement with respect to any FDIC-insured depository institution subsidiary is precluded from engaging in certain financial activities either de novo or by acquisition until the CRA rating has been restored.

  The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama. The Bank is also an insured depository institution, and, therefore, subject to regulation in some respects by the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

 Payment of Dividends

  AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth's capital stock and interest and principal on any debt of AmSouth, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Bank also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See "Capital Adequacy and Related Matters" below.

  The Bank is required by Alabama law to obtain approval of the Superintendent of the State Banking Department of Alabama prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

  In addition, the Bank is required by federal law to obtain approval from the Federal Reserve Board for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year could exceed the total of (a) the Bank's net income (as reportable in its Reports of Condition and Income) for that year, plus (b) the Bank's retained net income (as defined and interpreted by regulation) for the preceding two years, less any net losses incurred in the current or prior two years and any required transfers to surplus or a fund for the retirement of preferred stock.

  Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes restrictions on the payments of dividends by the Bank, as described under "Capital Adequacy and Related Matters--Prompt Corrective Action" below. Moreover, the Federal Reserve Board has issued a policy statement that provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

  Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2001 of an amount equal to its net income for 2001.

 Capital Adequacy and Related Matters

 Capital Guidelines

  AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stockholders' equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2000, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.66 percent and 11.09 percent, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 2000 was
6.72 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

  The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2000. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it. At December 31, 2000, the Bank's Tier 1 Capital, Total Capital and Leverage ratios were 9.64 percent, 11.67 percent and 8.44 percent, respectively.

  The Federal Reserve Board has adopted modifications to the Tier 1 Capital and Total Capital ratios applicable to both banks and bank holding companies that are intended to address "market risk" arising from large trading portfolios. These modifications are applicable only to banks and bank holding companies whose trading activities exceed certain thresholds, and to those that voluntarily comply with the market risk capital requirement. AmSouth is not subject to, and has not voluntarily adopted, these new requirements.

  Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

 Prompt Corrective Action

  The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, a state member bank (such as the Bank) is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, and a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered: (a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and (c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2000, the Bank had capital ratios sufficient to qualify as "well capitalized."

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

 Brokered Deposits and Pass-Through Insurance

  The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2000, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

 Holding Company Structure

  There are various legal restrictions on the extent to which AmSouth and certain of its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) may only engage in lending and other "covered transactions" with such nonbank and nonsavings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed
20 percent of the capital stock and surplus of the Bank. Loans and certain other covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, all transactions between an insured bank and such affiliates must be on an "arms length" basis.

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

  The FDIC's current risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Currently, the FDIC's risk-based system provides that the highest and lowest annual assessments per $100 of deposits insured by the BIF or SAIF are $.27 and $0. The assessment rate schedule is subject to change by the FDIC and accordingly assessment rates could increase in the future. The Bank's total FDIC assessments were $1.9 million pretax in 2000.

 Liability for Affiliate Insured Depository Institutions

  Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The Bank is currently the only depository institution subsidiary of AmSouth. It is possible, however, that AmSouth will have other depository institution subsidiaries in the future.

 Privacy Provisions of Gramm-Leach-Bliley Act

  Under the Gramm-Leach-Bliley Act, federal banking regulators have adopted new rules requiring disclosure of privacy policies and information sharing practices to consumers. These rules prohibit depository institutions from sharing customer information with nonaffiliated third parties without the customer's consent, except in certain limited situations, and require disclosure of privacy policies to consumers and, in some circumstances, enable consumers to prevent disclosure of certain personal information to nonaffiliated third parties. These rules were effective on November 13, 2000 but compliance is optional until July 1, 2001. The disclosure requirements and implementation of the privacy laws will not materially increase AmSouth's operating expenses. Development of risk management systems to comply with all required privacy provisions is underway.

ITEM 2. PROPERTIES

  The executive offices of AmSouth are located in the AmSouth-Sonat Tower in downtown Birmingham, Alabama. An undivided one-half interest in this building is owned by the Bank through an unincorporated joint venture. The Bank is a principal tenant of this building. The Bank is also a principal tenant of other multi-story office buildings and has other banking and operational offices located in its six-state market area.

  At December 31, 2000, AmSouth and its subsidiaries had 709 offices (principally bank buildings) of which 439 were owned and 270 were either leased or subject to a ground lease.

ITEM 3. LEGAL PROCEEDINGS

  Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, loan servicing, deposit taking, investment, trust and other activities.

  Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of lawsuits against AmSouth have been filed in Mississippi relative to the amount of deposits held by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the exact effect of the legislation at this time.

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

  There were no matters brought to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

  The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

 C. Dowd Ritter         53 Chairman of AmSouth (September 1996 to October 1999
                           and January 2001 to date) and AmSouth Bank
                           (September 1996 to date), President and Chief
                           Executive Officer (January 1996 to date) of AmSouth
                           and AmSouth Bank, and Director (1993 to date) of
                           AmSouth and AmSouth Bank.
 Sloan D. Gibson        47 Vice Chairman (April 2000 to date), Chief Financial
                           Officer (October 1997 to October 1999 and April 2000
                           to date) and Finance and Credit Group Head (April
                           2000 to date) of AmSouth and AmSouth Bank. Formerly,
                           Senior Executive Vice President (October 1994 to
                           April 2000) of AmSouth and AmSouth Bank,
                           Tennessee/Mississippi/Louisiana Banking Group Head
                           (October 1999 to April 2000) of AmSouth Bank,
                           President and Chief Executive Officer (October 1999
                           to December 1999) of First American National Bank,
                           and Finance, Commercial and Credit Group Head
                           (October 1993 to December 1999) of AmSouth and
                           AmSouth Bank.
 Candice W. Bagby       51 Senior Executive Vice President and Consumer Banking
                           Group Head of AmSouth and AmSouth Bank (August 1995
                           to date).
 Grayson Hall           43 Senior Executive Vice President (December 2000 to
                           date) and Operations and Technology Division Head
                           (January 1993 to date) of AmSouth and AmSouth Bank.
                           Formerly, Executive Vice President (June 1994 to
                           December 2000) of AmSouth and AmSouth Bank.
 W. Charles Mayer, III  46 Senior Executive Vice President (October 1994 to
                           date) of AmSouth and AmSouth Bank and Alabama
                           Banking Group Head (October 1999 to date) and
                           Commercial Banking Group Head (November 2000 to
                           date) of AmSouth Bank. Formerly, Alabama/
                           Tennessee/Georgia Banking Group Head (November 1997
                           to October 1999), Birmingham City President (May
                           1995 to December 1998) of AmSouth Bank, and Alabama
                           Banking Group Head (May 1995 to October 1997).

 Beth E. Mooney         46 Senior Executive Vice President of AmSouth and
                           AmSouth Bank and Tennessee/North Louisiana Banking
                           Group Head (June 2000 to date). Formerly, President
                           (June 1999 to June 2000) of Bank One, NA, Chief
                           Operating Officer (June 1998 to June 1999) of DPL
                           Incorporated (electric public utility), and Chairman
                           and Chief Executive Officer (September 1995 to June
                           1998) Bank One Dayton, NA.
 E. W. Stephenson, Jr.  54 Senior Executive Vice President of AmSouth (July
                           1993 to date), Senior Executive Vice President of
                           AmSouth Bank and Florida Banking Group Head (July
                           1997 to date) and Mississippi Banking Group Head
                           (November 2000 to date). Formerly, Chairman of the
                           Board and Chief Executive Officer of AmSouth Bank of
                           Florida (July 1993 to June 1997).
 David B. Edmonds       47 Executive Vice President and Human Resources
                           Director of AmSouth and AmSouth Bank (October 1994
                           to date).
 Stephen A. Yoder       47 Executive Vice President and General Counsel (August
                           1995 to date) and Secretary (October 1999 to date)
                           of AmSouth and AmSouth Bank.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 25 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 20, 2001, there were approximately 32,338 holders of record of AmSouth's common stock (including participants in the Dividend Reinvestment and Common Stock Purchase Plan).

  Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2000, are set forth in Note 18 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to
Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the headings "Supervision and Regulation--Payment of Dividends" and "Supervision and Regulation--Capital Adequacy and Related Matters."

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years.

                            2000         1999         1998         1997         1996
                         -----------  -----------  -----------  -----------  -----------
                                (Dollars in thousands except per share data)
Earnings summary
Net interest income..... $ 1,379,103  $ 1,507,944  $ 1,444,284  $ 1,384,729  $ 1,279,138
Provision for loan
 losses.................     227,600      165,626       99,067       83,508       71,608
                         -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses............   1,151,503    1,342,318    1,345,217    1,301,221    1,207,530
Noninterest revenues....     669,494      847,560      799,854      658,724      542,289
Merger-related costs....     110,178      301,415      121,725            0            0
Noninterest expenses
 excluding merger-
 related costs..........   1,256,257    1,347,092    1,284,547    1,221,675    1,129,509
                         -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................     454,562      541,371      738,799      738,270      620,310
Income taxes............     125,435      200,903      264,725      264,589      223,455
                         -----------  -----------  -----------  -----------  -----------
  Net income............ $   329,127  $   340,468  $   474,074  $   473,681  $   396,855
                         ===========  ===========  ===========  ===========  ===========
Earnings per common
 share.................. $      0.86  $      0.87  $      1.22  $      1.20  $      1.00
Diluted earnings per
 common share...........        0.86         0.86         1.20         1.18         0.98
Cash dividends
 declared...............        0.81         0.71         0.57         0.51         0.48
Return on average
 assets.................        0.79%        0.81%        1.22%        1.32%        1.14%
Return on average
 equity.................       11.57        10.69        15.33        16.00        13.92
Operating efficiency....       64.72        69.24        61.97        59.20        61.25
Selected year end
 balances
Loans net of unearned
 income................. $24,616,435  $26,266,759  $24,445,296  $24,415,004  $23,124,651
Assets..................  38,935,978   43,415,351   40,639,522   37,381,105   36,070,557
Deposits................  26,623,304   27,912,443   28,533,760   27,045,700   26,003,593
Long-term debt..........   5,883,405    5,603,486    4,392,825    2,247,442    1,876,237
Shareholders' equity....   2,813,407    2,959,205    3,207,424    3,029,138    2,939,725

                            2000         1999         1998         1997         1996
                         -----------  -----------  -----------  -----------  -----------
                                (Dollars in thousands except per share data)
Selected average
 balances
Loans net of unearned
 income................. $25,879,910  $25,471,295  $24,027,839  $23,753,817  $22,318,990
Assets..................  41,860,171   41,817,240   38,842,481   35,918,328   34,929,393
Deposits................  27,323,133   27,718,029   27,150,710   26,260,410   25,762,126
Long-term debt..........   6,031,983    5,292,217    3,791,953    1,869,577    1,369,292
Shareholders' equity....   2,844,987    3,185,084    3,091,737    2,960,023    2,851,421


Selected ratios
Net interest margin.....        3.75%        4.02%        4.14%        4.27%        4.07%
Allowance for loan
 losses to loans net of
 unearned income........        1.55         1.35         1.51         1.50         1.60
Nonperforming assets to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........        0.80         0.61         0.54         0.53         0.61
Ending equity to ending
 assets.................        7.23         6.82         7.89         8.10         8.15
Average equity to
average assets..........        6.80         7.62         7.96         8.24         8.16


Common stock data
Cash dividends
declared................ $      0.81  $      0.71  $      0.57  $      0.51  $      0.48
Book value..............        7.53         7.56         8.12         7.75         7.40
Tangible book value.....        6.61         6.48         6.94         6.46         6.20
Market value at year
end.....................       15.25        19.31        30.42        24.14        14.33
Total trading
volume(1)(2)............     236,154      195,110       80,164       98,833       83,267
Dividend yield at year
end.....................        5.51%        4.14%        2.19%        2.21%        3.47%

--------
(1) In thousands
(2) Amounts prior to 1999 have not been restated to reflect signifcant business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 2000 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is included on pages 51 and 52 of "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference pursuant to Item 7, above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 2000 Annual Report to Shareholders are hereby incorporated herein by reference.

  The Report of Independent Auditors, KPMG LLP, for First American Corporation for the year ended December 31, 1998 is included herein as follows:

Independent Auditors' Report

The Board of Directors
AmSouth Bancorporation:

  We have audited the consolidated income statement, changes in shareholders' equity, and cash flows of First American Corporation and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, First American Corporation and subsidiaries' results of operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

January 21, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the directors and director nominees of AmSouth included at pages 6, 8 and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 (the Proxy Statement) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

  Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 13 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of directors and executive officers included at pages 13 through 21 of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings "Executive Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Principal Holders Thereof " at pages 2 through 5 of the Proxy Statement is hereby incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

Financial Statements

  The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 2000 Annual Report to Shareholders are incorporated herein by reference pursuant to
Item 8.

     Management's Statement on Responsibility for Financial Reporting
     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Statement of Condition--December 31, 2000 and 1999 Consolidated Statement of Earnings--Years ended December 31, 2000, 1999 and 1998
     Consolidated Statement of Shareholders' Equity--Years ended December 31, 2000, 1999 and 1998
     Consolidated Statement of Cash Flows--Years ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

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

(b) Reports on Form 8-K

  Two reports on Form 8-K were filed by AmSouth during the period October 1, 2000 to December 31, 2000:

  (a) A report was filed on October 17, 2000, regarding earnings from operations in the third quarter ended September 30, 2000.

  (b) A report was filed on October 23, 2000, with respect to a presentation made by management on October 23, 2000 at a conference sponsored by UBS Warburg.

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

                                          AmSouth Bancorporation

                                                    /s/ C. Dowd Ritter
                                          By: _________________________________
                                                       C. Dowd Ritter
                                               Chairman, President and Chief
                                                     Executive Officer
                                                    Date: March 29, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----


        /s/ C. Dowd Ritter             Chairman, President and      March 29, 2001
By: __________________________________ Chief Executive Officer
            C. Dowd Ritter             (Principal Executive
                                       Officer)

        /s/ Sloan D. Gibson            Vice Chairman and Chief      March 29, 2001
By: __________________________________ Financial Officer
           Sloan D. Gibson             (Principal Financial
                                       Officer)

       /s/ Donald R. Kimble            Executive Vice President,    March 29, 2001
By: __________________________________ Controller and
           Donald R. Kimble            Chief Accounting Officer
                                       (Principal Accounting
                                       Officer)

                  *                    A Director                   March 29, 2001
By: __________________________________
          J. Harold Chandler

                  *                    A Director                   March 29, 2001
By: __________________________________
         James E. Dalton, Jr.

                  *                    A Director                   March 29, 2001
By: __________________________________
      Earnest W. Deavenport, Jr.

                  *                    A Director                   March 29, 2001
By: __________________________________
          Rodney C. Gilbert


              Signature                          Title                   Date
              ---------                          -----                   ----


                  *                    A Director                   March 29, 2001
By: __________________________________
           Elmer B. Harris

                  *                    A Director                   March 29, 2001
By: __________________________________
           Martha R. Ingram

                  *                    A Director                   March 29, 2001
By: __________________________________
         Victoria B. Jackson

                  *                    A Director                   March 29, 2001
By: __________________________________
         Ronald L. Kuehn, Jr.


                  *                    A Director                   March 29, 2001
By: __________________________________
           James R. Malone

                  *                    A Director                   March 29, 2001
By: __________________________________
          Claude B. Nielsen

                  *                    A Director                   March 29, 2001
By: __________________________________
            John N. Palmer

                  *                    A Director                   March 29, 2001
By: __________________________________
      Benjamin F. Payton, Ph.D.

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

   2   Agreement and Plan of Merger, dated May 31, 1999 (1)
   3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)
   3-b Bylaws of AmSouth Bancorporation (3)
   4-a Agreement for Advances and Security Agreement with Blanket Floating Lien
   4-b Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and
       Terms of Series A Preferred Stock (5)
 *10-a AmSouth Bancorporation Executive Incentive Plan (6)
 *10-b AmSouth Bancorporation Relocation Policy for Executive Officers (7)
 *10-c AmSouth Bancorporation Supplemental Retirement Plan (8)
 *10-d 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)
 *10-e Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (10)
 *10-f Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive
       Compensation Plan (11)
 *10-g 1997 Performance Incentive Plan (12)
 *10-h 1996 Long Term Incentive Compensation Plan (13)
       Amended and Restated Deferred Compensation Plan for Directors of AmSouth
 *10-i Bancorporation (14)
 *10-j AmSouth Bancorporation Supplemental Thrift Plan (15)
       Amendment Number One to the AmSouth Bancorporation Supplemental Thrift
 *10-k Plan (16)
 *10-l Employment Agreement for C. Dowd Ritter (17)
 *10-m Form of Change-in-Control Agreement for certain Executive Officers (18)
 *10-n AmSouth Bancorporation Deferred Compensation Plan (19)
 *10-o Amended and Restated Stock Option Plan for Outside Directors (20)
 *10-p Life Insurance Agreement (21)
 *10-q Supplemental Long-Term Disability Plan (22)
       AmSouth Bancorporation Amended and Restated 1991 Employee Stock
 *10-r Incentive Plan (23)
       First American Corporation 1993 Non-Employee Director Stock Option Plan
 *10-s (24)
       First American Corporation Directors' Deferred Compensation Plan as
 *10-t amended October 18, 1996 (25)
 *10-u First American Corporation Supplemental Executive Retirement Program
       dated as of January 1, 1989 (26)
  13   AmSouth Bancorporation's 2000 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
  21   List of Subsidiaries of AmSouth Bancorporation
  23-a Consent of Ernst & Young LLP, Independent Auditors
  23-b Consent of KPMG LLP, Independent Auditors
  24   Powers of Attorney

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2.1 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference
(2) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference
(3) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, incorporated herein by reference
(4) Other instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, and AmSouth hereby agrees to furnish a copy of said instruments to the SEC upon request
(5) Filed as Exhibit 4.1 to AmSouth's Report on Form 8-K filed December 18, 1997, incorporated herein by reference
(6) Filed as Exhibit 10-a to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(7) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
(8) Filed as Exhibit 10-c to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(9) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(10) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(12) Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
(13) Filed as Exhibit 10-p to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference
(14) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(15) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(16) Filed as Exhibit 10-r to AmSouth's Form 10-K Annual Report for the year ended December 31, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(17) Filed as Exhibit 10-m to AmSouth's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference
(18) Filed as Exhibit 10-n to AmSouth's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference. Agreements in this form have been entered into with the following Executive Officers:
     David B. Edmonds, Sloan D. Gibson, Grayson Hall, W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney and Stephen A. Yoder
(19) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2000, incorporated herein by reference

(20) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 2000, incorporated herein by reference
(21) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference
(22) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference
(23) Filed as part of First American Corporation's Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(24) Filed as part of First American Corporation's Proxy Statement dated March 18, 1993 for the Annual Meeting of Shareholders on April 15, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(25) Filed as Exhibit 10.3(e) to First American Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference
(26) Filed as Exhibit 19.2 to First American Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198).