Form 10-Q
period 2001-03-31
AMSOUTH BANCORPORATION
filed 2001-05-15
CIK 3133

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

For the Quarterly Period Ended March 31, 2001     Commission file number 1-7476

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

   As of April 30, 2001, AmSouth Bancorporation had 370,360,331 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
Part I. Financial Information
   Item 1. Financial Statements (Unaudited)
       Consolidated Statement of Condition--March 31, 2001, December 31,
        2000, and March 31, 2000.........................................    3
       Consolidated Statement of Earnings--Three months ended March 31,
        2001 and 2000....................................................    4
       Consolidated Statement of Shareholders' Equity--Three months ended
        March 31, 2001...................................................    5
       Consolidated Statement of Cash Flows--Three months ended March 31,
        2001 and 2000....................................................    6
       Notes to Consolidated Financial Statements........................    7
       Independent Accountants' Review Report............................   13
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   14
   Item 3. Quantitative and Qualitative Disclosures About Market Rate
    Risk.................................................................   24
Part II.Other Information
   Item 1. Legal Proceedings.............................................   24
   Item 6. Exhibits and Reports on Form 8-K..............................   24
Signatures...............................................................   25
Exhibit Index............................................................   26

   Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management's plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Factors that could cause future results to vary from current management expectations include, but are not limited to: legislation; general economic conditions, especially in the Southeast; changes in interest rates; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth's loan and investment portfolios; changes in accounting principles, policies or guidelines; other economic, competitive, governmental, regulatory, and technical factors affecting AmSouth's operations, products, services and prices; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. Forward-looking statements in this report speak only as of the date of this report. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I
                             FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                           March 31    December 31   March 31
                                             2001         2000         2000
                                          -----------  -----------  -----------
                                                    (In thousands)
ASSETS
Cash and due from banks.................  $ 1,153,243  $ 1,278,691  $ 1,541,259
Federal funds sold and securities
 purchased under agreements to resell...    1,651,419    2,155,665       57,843
Trading securities......................       15,940       11,942       31,923
Available-for-sale securities...........    4,425,716    1,908,917    5,974,961
Held-to-maturity securities (market
 value of $4,686,230, $6,729,880 and
 $6,756,448, respectively)..............    4,595,735    6,650,439    6,969,210
Loans held for sale.....................      209,564       92,811      114,891
Loans...................................   24,981,703   25,088,186   26,912,786
Less: Allowance for loan losses.........      380,646      380,434      353,784
  Unearned income.......................      453,759      471,751      295,315
                                          -----------  -----------  -----------
   Net loans............................   24,147,298   24,236,001   26,263,687
Other interest-earning assets...........       24,753       58,800       29,096
Premises and equipment, net.............      635,888      634,201      681,999
Customers' acceptance liability.........        2,118        1,418        6,180
Accrued interest receivable and other
 assets.................................    1,964,137    1,907,093    2,019,124
                                          -----------  -----------  -----------
                                          $38,825,811  $38,935,978  $43,690,173
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
 Noninterest-bearing demand.............  $ 4,649,832  $ 4,934,466  $ 5,030,443
 Interest-bearing demand................    9,895,703    9,579,868    9,090,952
 Savings................................    1,231,042    1,212,652    2,372,458
 Time...................................    7,787,247    7,841,567    7,638,025
 Foreign time...........................      269,584      503,414    1,440,749
 Certificates of deposit of $100,000 or
  more..................................    2,390,943    2,551,337    2,771,688
                                          -----------  -----------  -----------
   Total deposits.......................   26,224,351   26,623,304   28,344,315
 Federal funds purchased and securities
  sold under agreements to repurchase...    2,235,688    2,320,264    3,515,886
 Other borrowed funds...................      233,963      536,848    1,841,519
 Long-term Federal Home Loan Bank
  advances..............................    5,189,381    4,898,308    5,417,765
 Other long-term debt...................    1,003,580      985,097      980,913
                                          -----------  -----------  -----------
   Total deposits and interest-bearing
    liabilities.........................   34,886,963   35,363,821   40,100,398
Acceptances outstanding.................        2,118        1,418        6,180
Accrued expenses and other liabilities..    1,052,909      757,332      574,451
                                          -----------  -----------  -----------
   Total liabilities....................   35,941,990   36,122,571   40,681,029
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
 Authorized--2,000,000 shares; Issued
  and outstanding--none.................          -0-          -0-          -0-
 Common stock--par value $1 a share:
 Authorized--750,000,000 shares;
  Issued--416,939,871, 416,941,331 and
  416,948,890 shares, respectively......      416,940      416,941      416,949
 Capital surplus........................      692,032      691,677      690,954
 Retained earnings......................    2,509,653    2,466,048    2,533,827
 Cost of common stock in treasury--
  45,808,835, 43,134,387 and 24,667,405
  shares, respectively..................     (697,930)    (651,328)    (355,574)
 Deferred compensation on restricted
  stock.................................      (17,494)      (2,381)      (5,308)
 Accumulated other comprehensive loss...      (19,380)    (107,550)    (271,704)
                                          -----------  -----------  -----------
   Total shareholders' equity...........    2,883,821    2,813,407    3,009,144
                                          -----------  -----------  -----------
                                          $38,825,811  $38,935,978  $43,690,173
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                                Three Months
                                                               Ended March 31
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                                (In thousands
                                                              except per share
                                                                    data)
INTEREST INCOME
Loans.......................................................  $525,454 $562,307
Available-for-sale securities...............................    72,422  100,615
Held-to-maturity securities.................................    74,826  115,055
Trading securities..........................................         8      743
Loans held for sale.........................................     1,963    2,604
Federal funds sold and securities purchased under agreements
 to resell..................................................    24,445      917
Other interest-earning assets...............................       699      457
                                                              -------- --------
   Total interest income....................................   699,817  782,698
                                                              -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits............................    83,607   71,725
Savings deposits............................................     4,909   16,589
Time deposits...............................................   116,585  101,244
Foreign time deposits.......................................     3,797   17,757
Certificates of deposit of $100,000 or more.................    38,467   38,260
Federal funds purchased and securities sold under agreements
 to repurchase..............................................    27,617   51,454
Other borrowed funds........................................     4,508   26,611
Long-term Federal Home Loan Bank advances...................    74,355   73,956
Other long-term debt........................................    16,129   16,529
                                                              -------- --------
   Total interest expense...................................   369,974  414,125
                                                              -------- --------
NET INTEREST INCOME.........................................   329,843  368,573
Provision for loan losses...................................    38,200   25,400
                                                              -------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   291,643  343,173
                                                              -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts.........................    59,871   56,853
Trust income................................................    28,879   27,485
Consumer investment services income.........................    23,672   64,627
Bank owned life insurance policies..........................    14,081   12,218
Interchange income..........................................    13,046   12,015
Mortgage income.............................................     4,899   10,067
Portfolio income............................................     2,943    4,129
Other noninterest revenues..................................    34,910   32,643
                                                              -------- --------
   Total noninterest revenues...............................   182,301  220,037
                                                              -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits..............................   141,732  150,583
Equipment expense...........................................    30,296   32,180
Net occupancy expense.......................................    27,813   29,949
Postage and office supplies.................................    12,909   12,311
Communications expense......................................    10,278    9,560
Amortization of intangibles.................................     8,517    9,957
Marketing expense...........................................     8,507   11,993
Subscribers' commissions....................................       -0-   30,594
Merger-related costs........................................       -0-   21,954
Other noninterest expenses..................................    48,015   46,276
                                                              -------- --------
   Total noninterest expenses...............................   288,067  355,357
                                                              -------- --------
INCOME BEFORE INCOME TAXES..................................   185,877  207,853
Income taxes................................................    59,666   68,916
                                                              -------- --------
   NET INCOME...............................................  $126,211 $138,937
                                                              ======== ========
Average common shares outstanding...........................   372,246  391,596
Earnings per common share...................................  $   0.34 $   0.35
Diluted average common shares outstanding...................   374,940  394,502
Diluted earnings per common share...........................  $   0.34 $   0.35


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                      Deferred
                                                                    Compensation  Accumulated
                                                                         on          Other
                           Common   Capital   Retained   Treasury    Restricted  Comprehensive
                           Stock    Surplus   Earnings     Stock       Stock         Loss        Total
                          --------  -------- ----------  ---------  ------------ ------------- ----------
                                                         (In thousands)
BALANCE AT JANUARY 1,
 2001...................  $416,941  $691,677 $2,466,048  $(651,328)   $ (2,381)    $(107,550)  $2,813,407
Comprehensive income:
 Net income.............       -0-       -0-    126,211        -0-         -0-           -0-      126,211
 Other comprehensive
  income, net of tax:
 Cumulative effect of
  accounting change (net
  of $6,324 tax
  expense)..............       -0-       -0-        -0-        -0-         -0-        32,262       32,262
 Net gain on derivative
  instruments (net of
  $3,917 tax expense)...       -0-       -0-        -0-        -0-         -0-         7,274        7,274
 Changes in unrealized
  gains and losses on
  available-for-sale
  securities, net of
  reclassification
  adjustment (net of
  $31,143 tax expense)..       -0-       -0-        -0-        -0-         -0-        48,634       48,634
                                                                                               ----------
Comprehensive income....                                                                          214,381
Cash dividends
 declared...............       -0-       -0-    (81,311)       -0-         -0-           -0-      (81,311)
Common stock
 transactions:
 Purchase of common
  stock.................       -0-       -0-        -0-    (73,622)        -0-           -0-      (73,622)
 Employee stock plans...        (1)      355       (951)    23,887     (15,113)          -0-        8,177
 Dividend reinvestment
  plan..................       -0-       -0-       (344)     3,133         -0-           -0-        2,789
                          --------  -------- ----------  ---------    --------     ---------   ----------
BALANCE AT MARCH 31,
 2001...................  $416,940  $692,032 $2,509,653  $(697,930)   $(17,494)    $ (19,380)  $2,883,821
                          ========  ======== ==========  =========    ========     =========   ==========
Disclosure of
 reclassification
 amount:
Unrealized holding gains
 on available-for-sale
 securities arising
 during the period......                                                           $  50,187
Less: Reclassification
 adjustment for gains
 realized in net
 income.................                                                               1,553
                                                                                   ---------
Net unrealized gains on
 available-for-sale
 securities, net of
 tax....................                                                           $  48,634
                                                                                   =========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                        -----------------------
                                                           2001        2000
                                                        ----------  -----------
                                                            (In thousands)
OPERATING ACTIVITIES
Net income............................................  $  126,211  $   138,937
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses............................      38,200       25,400
 Depreciation and amortization of premises and
  equipment...........................................      21,607       21,887
 Amortization of premiums and discounts on held-to-
  maturity securities and available-for-sale
  securities..........................................        (916)         515
 Noncash portion of merger-related costs..............         -0-        3,941
 Net gain on branch sale..............................         -0-       (5,007)
 Net (increase) decrease in loans held for sale.......    (116,753)      56,499
 Net (increase) decrease in trading securities........      (5,204)      19,537
 Net gains on sales of available-for-sale
  securities..........................................      (2,488)      (3,266)
 Gains on sales of loans to dealer conduits...........         -0-       (1,404)
 Gains on sales of loans to mortgage conduits.........         -0-       (7,291)
 Net loss on loans held for accelerated disposition...         -0-        1,551
 Net increase in accrued interest receivable and
  other assets........................................     (41,367)    (148,415)
 Net increase (decrease) in accrued expenses and
  other liabilities...................................      87,670      (81,904)
 Provision for deferred income taxes..................      50,828       68,916
 Amortization of intangible assets....................       8,506        9,924
 Other operating activities, net......................       9,565       11,755
                                                        ----------  -----------
   Net cash provided by operating activities..........     175,859      111,575
                                                        ----------  -----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-
 for-sale securities..................................     158,045      142,464
Proceeds from sales of available-for-sale securities..     100,784      139,718
Purchases of available-for-sale securities............    (444,197)    (355,003)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities..........................     175,838      239,242
Purchases of held-to-maturity securities..............    (204,683)    (159,177)
Net decrease in federal funds sold and securities
 purchased under agreements to resell.................     504,246       74,840
Net decrease (increase) in other interest-earning
 assets...............................................      34,047      (11,232)
Net decrease (increase) in loans, excluding dealer
 securitization and mortgage and dealer conduits
 sales................................................      36,065   (1,158,259)
Proceeds from sales of loans to dealer conduits.......         -0-      250,182
Proceeds from sales of loans to mortgage conduits.....         -0-      500,038
Net purchases of premises and equipment...............     (23,294)     (25,579)
Net cash from sales of branches, business operations,
 subsidiaries and other assets........................         -0-      (28,240)
                                                        ----------  -----------
   Net cash provided (used) by investing activities...     336,851     (391,006)
                                                        ----------  -----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits...................    (398,953)     473,466
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase..................     (84,576)    (579,861)
Net decrease in other borrowed funds..................    (302,885)    (294,201)
Issuance of long-term Federal Home Loan Bank advances
 and other long-term debt.............................     500,000    2,625,000
Payments for maturing long-term debt..................    (208,927)  (1,828,266)
Cash dividends paid...................................     (79,065)    (151,612)
Proceeds from employee stock plans and dividend
 reinvestment plan....................................       9,870       16,183
Purchase of common stock..............................     (73,622)      (5,828)
                                                        ----------  -----------
   Net cash (used) provided by financing activities...    (638,158)     254,881
                                                        ----------  -----------
Decrease in cash and cash equivalents.................    (125,448)     (24,550)
Cash and cash equivalents at beginning of period......   1,278,691    1,565,809
                                                        ----------  -----------
Cash and cash equivalents at end of period............  $1,153,243  $ 1,541,259
                                                        ==========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  Three Months Ended March 31, 2001 and 2000

   General--The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 2000 annual report on Form 10-K.

   Accounting Changes--Effective January 1, 2001, AmSouth adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," (Statement 133) as amended, and, at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated as fair value hedges. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The impact of adopting Statement 133 on AmSouth's financial condition was a net-of-tax increase to other comprehensive income of approximately $5,650,000, of which $2,031,000 is expected to be reclassified into earnings during 2001 due to the receipt of variable interest on its hedged variable rate loans. The impact to net income of adopting Statement 133 was immaterial. AmSouth also recorded an increase to other comprehensive income of $26,612,000 as a result of transferring $2,107,919,000 of securities from held-to-maturity to available-for-sale in conjunction with the adoption of Statement 133. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board (FASB) to date. The FASB continues to issue interpretive guidance which could require changes to AmSouth's application of Statement 133 and adjustments to the transition amounts.

   In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers occurring after March 31, 2001, except for certain paragraphs related to the isolation standards for financial institutions subject to receivership by the FDIC or other affected entities. For these entities, Statement 140's isolation standards would be effective for transfers of financial assets occurring after December 31, 2001. Therefore, affected institutions will have until December 31, 2001, to modify documents establishing securitization structures to comply with the new isolation standards. AmSouth is reviewing its conduit and securitization structures under this new guidance and plans to make any necessary revisions in the structure of these transactions to ensure these sales comply with the new guidance. The expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The adoption of Statement 140 will not have a material impact on AmSouth's financial condition or results of operations.

   Cash Flows--For the three months ended March 31, 2001 and 2000, AmSouth paid interest of $371,005,000 and $401,652,000, respectively. During the three months ended March 31, 2001, AmSouth received income tax refunds of $38,686,000, and during the three months ended March 31, 2000, AmSouth paid income taxes of $558,000. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 2001 and 2000, were $5,551,000 and $10,104,000, respectively, and noncash transfers from foreclosed properties to loans were $85,000 and $164,000, respectively. For the three months ended March 31, 2000, noncash transfers from loans to available-for-sale securities and to other assets of approximately $9,450,000 and $229,000, respectively, were made in connection with the participation of mortgages to third-party conduits.

   Derivatives--In accordance with Statement 133, AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

   For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in other noninterest revenue during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other noninterest income during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

   Fair Value Hedging Strategy--AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth's exposure to interest risk by converting a portion of AmSouth's fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the period ended March 31, 2001, AmSouth recognized a net gain of $50,000 related to the ineffective portion of its hedging instruments.

   Cash Flow Hedging Strategy--AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $925,000,000 of AmSouth's loans were designated as the hedged items to the interest rate swaps agreements at March 31, 2001. During the period ended March 31, 2001, AmSouth recognized a net gain of $138,000 related to the ineffective portion of its hedging instruments.

   Comprehensive Income--Total comprehensive income was $214.4 million and $116.1 million for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                                                Three Months
                                                               Ended March 31
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                                (In thousands
                                                              except per share
                                                                    data)
   Earnings per common share computation:
    Numerator:
     Net income.............................................. $126,211 $138,937
    Denominator:
     Average common shares outstanding.......................  372,246  391,596
   Earnings per common share................................. $    .34 $    .35

   Diluted earnings per common share computation:
    Numerator:
     Net income.............................................. $126,211 $138,937
    Denominator:
     Average common shares outstanding.......................  372,246  391,596
     Dilutive shares contingently issuable...................    2,694    2,906
                                                              -------- --------
      Average diluted common shares outstanding..............  374,940  394,502
   Diluted earnings per common share......................... $    .34 $    .35

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 35.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through March 31, 2001, 26.7 million shares have been purchased under this authorization at a cost of $443.3 million. Cash dividends of $0.21 per common share were declared in the first quarter of 2001. This represents a five percent increase over the dividend paid during the first quarter of 2000.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, net gains on sales of fixed assets, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. As a result of the sale of IFC Holdings, Inc. (IFC) at the end of the third quarter of 2000, all revenues and expenses of IFC for 2000 have been reclassified into Treasury & Other from Wealth Management. The following is a summary of the segment performance for the three months ended March 31, 2001 and 2000:

                             Consumer Commercial    Wealth   Treasury
                             Banking   Banking    Management & Other    Total
                             -------- ----------  ---------- --------  --------
                                              (In thousands)
Three Months Ended March
 31, 2001
Net interest income from
 external customers........  $ 96,606 $ 176,833    $  (388)  $ 56,792  $329,843
Internal funding...........   135,514   (81,114)     1,197    (55,597)      -0-
                             -------- ---------    -------   --------  --------
Net interest income........   232,120    95,719        809      1,195   329,843
Noninterest revenues.......    81,282    25,462     52,724     22,833   182,301
                             -------- ---------    -------   --------  --------
Total revenues.............   313,402   121,181     53,533     24,028   512,144
Provision for loan losses..    28,652     9,336        -0-        212    38,200
Noninterest expenses.......   170,642    46,523     39,227     31,675   288,067
                             -------- ---------    -------   --------  --------
Income/(loss) before income
 taxes.....................   114,108    65,322     14,306     (7,859)  185,877
Income taxes/(benefits)....    42,951    24,519      5,360    (13,164)   59,666
                             -------- ---------    -------   --------  --------
Segment net income.........  $ 71,157 $  40,803    $ 8,946   $  5,305  $126,211
                             ======== =========    =======   ========  ========
Three Months Ended March
 31, 2000
Net interest income from
 external customers........  $112,689 $ 209,991    $  (162)  $ 46,055  $368,573
Internal funding...........   115,712  (103,857)       601    (12,456)      -0-
                             -------- ---------    -------   --------  --------
Net interest income........   228,401   106,134        439     33,599   368,573
Noninterest revenues.......    82,119    20,993     46,959     69,966   220,037
                             -------- ---------    -------   --------  --------
Total revenues.............   310,520   127,127     47,398    103,565   588,610
Provision for loan losses..    21,270     4,114        -0-         16    25,400
Noninterest expenses.......   179,665    39,512     39,918     96,262   355,357
                             -------- ---------    -------   --------  --------
Income before income
 taxes.....................   109,585    83,501      7,480      7,287   207,853
Income taxes/(benefits)....    41,204    31,396      2,813     (6,497)   68,916
                             -------- ---------    -------   --------  --------
Segment net income.........  $ 68,381 $  52,105    $ 4,667   $ 13,784  $138,937
                             ======== =========    =======   ========  ========

   Securitizations--During the period ended March 31, 2001, there were no securitizations or transfers to the dealer conduits or residential mortgage conduits. Therefore, no gains or losses on transfers were recognized during the period ended March 31, 2001. No gains or losses were recognized on commercial loans sold to third-party conduits nor was any retained interest recorded due to the relatively short life of the commercial loans sold into the conduits (average life of 30 days). The following table provides the assumptions used in the subsequent valuation of retained interests at March 31, 2001, the cash flows received from and paid to third-party conduits and securitization trusts during the year and the sensitivity of the current fair value of residual cash flows to a hypothetical immediate 10 and 20 percent adverse change in the current assumptions:

                                   Residential                        Dealer
                                 Mortgage Conduit Dealer Conduit  Securitization
                                 ---------------- --------------  --------------
                                             (Dollars in millions)
Cash flow information:
 Servicing fees and retained
  interests.....................      $  7.6          $ 5.3           $ 2.1
Valuation assumptions at March
 31, 2001:
 Discount rate..................       15-20%            15%             15%
 Prepayment rate................       15-25% CPR     1 1/2% ABS      1 1/2% ABS
 Weighted average life (years)..        3.61           1.34            1.41
 Expected credit losses.........         .15%          1.35%           1.33%
Residual cash flow sensitivity:
 Fair value of servicing and
  retained interests at March
  31, 2001......................      $ 57.5          $19.8           $36.2
  Prepayment speed:
    10% change..................        (3.8)          (1.1)           (0.2)
    20% change..................        (6.2)          (2.7)           (0.4)
  Credit losses:
    10% change..................        (0.2)          (0.2)           (1.0)
    20% change..................        (0.5)          (0.9)           (2.0)

   This sensitivity test is hypothetical and isolates the potential impact of changes in a single assumption on total fair value. These and other assumptions used in the calculation of fair values may in fact exhibit some correlation (which would potentially magnify the impact of a scenario) or may exhibit some negative correlation (which would potentially have some partial offsetting benefit). Also, changes in assumptions do not provide linear results. Thus, it is not possible to extrapolate the impact of other scenarios from these projections.

   The following table presents managed loan information on loans which have been securitized or sold to conduits. This information includes the total principal amount outstanding, the portion that has been derecognized and the portion that continues to be recognized in the statement of financial condition as of March 31, 2001, along with quantitative information about delinquencies and net credit losses (in millions). The following table includes commercial loans sold to third-party conduits, residential mortgages and dealer loans sold to third-party conduits during prior years, dealer loans securitized in 2000, and mortgage loans which were securitized through REMICS in 1998:

                                                           Other
                                    Residential Dealer  Residential Commercial
                                     Mortgages  Loans    Mortgages    Loans
                                    ----------- ------  ----------- ----------
                                              (Dollars in millions)
Outstanding as of 3/31/01:
 Loans held in portfolio...........   $1,495    $3,069    $4,713     $ 8,758
 Loans securitized/sold............    2,538     1,474       -0-       1,826
 REMIC (bond portfolio)............      142       -0-       249         -0-
                                      ------    ------    ------     -------
  Total managed loans..............   $4,175    $4,543    $4,962     $10,584
                                      ------    ------    ------     -------
Total delinquencies at 3/31/01.....   $  102    $  103    $  123     $   231
Delinquencies as a percent of
 ending managed loans..............     2.44%     2.26%     2.48%       2.18%
Net credit losses during 2001......   $  0.4    $   14    $    2     $    15
Net credit losses as a percent of
 ending managed loans..............     0.04%     1.26%     0.18%       0.57%
                                      ------    ------    ------     -------

                    Independent Accountants' Review Report

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statement of earnings and cash flows for the three-month periods ended March 31, 2001 and 2000, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/ ERNST & YOUNG LLP

May 11, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   AmSouth Bancorporation (AmSouth) recorded net income for the quarter ended March 31, 2001 of $126.2 million, a 9.2 percent decrease compared to last year's first quarter earnings of $138.9 million. Diluted earnings per share was $.34 for the first quarter of 2001, down 2.9 percent from $.35 for the same period of 2000. Return on average assets was 1.33 percent for the first quarter of 2001 compared to 1.28 percent for the same period in 2000. Return on equity decreased to 18.08 percent for the first three months of 2001 from
18.96 percent for the first quarter of 2000. The decrease in net income reflected lower net interest income and noninterest revenues as well as higher provision charges for loan losses. These items were offset by an 18.9 percent decrease in noninterest expenses in the quarter compared to the same period in 2000. The year over year decrease reflects the impact of the sale of approximately $5 billion in earning assets during 2000 and the third quarter sale of IFC Holdings, Inc. (IFC). See "Net Interest Income" and "Noninterest Revenues and Noninterest Expenses" for additional discussion.

   Total assets at March 31, 2001 were $38.8 billion compared to $43.7 billion at March 31, 2000, while total interest-earning assets were $35.3 billion at March 31, 2001 compared to $39.9 billion at the end of the first quarter of 2000. These decreases reflected the impact of securities and loans sales associated with the third quarter 2000 financial restructuring. Loans net of unearned income at March 31, 2001 decreased $2.1 billion from March 31, 2000 to $24.5 billion. The investment portfolio, which consists of available-for-sale (AFS) and held-to-maturity (HTM) securities, decreased to $9.0 billion at March 31, 2001, compared to $12.9 billion at March 31, 2000, primarily as a result of the balance sheet restructuring in the third quarter of 2000. On January 1, 2001, AmSouth transferred approximately $2.1 billion of securities from HTM to AFS in conjunction with AmSouth's adoption of Statement 133.

   On the funding side of the balance sheet, total deposits at March 31, 2001 decreased by $2.1 billion compared to March 31, 2000. Excluding the $1.2 billion decrease in foreign time deposits (Eurodollar deposits), domestic deposits declined by $949 million. Decreases in domestic deposits occurred in noninterest-bearing demand deposits and savings deposits. These decreases were partially offset by increases in interest-bearing demand deposits and time deposits. Federal funds purchased and securities sold under agreements to repurchase and other borrowed funds decreased by $1.3 billion and $1.6 billion, respectively, compared to March 31, 2000. The decrease reflects the use of proceeds from the restructuring transactions to reduce short-term borrowings including foreign time deposits.

Net Interest Income

   Net interest income (NII) on a fully taxable equivalent basis for the three months ended March 31, 2001 was $329.8 million, a decrease of $38.7 million, or 10.5%, as compared to the first quarter of 2000. The decrease in net interest income was primarily due to a decrease in average interest-earning assets for the quarter, resulting from the third quarter 2000 financial restructuring. Average interest-earning assets for the first quarter of 2001 were $35.1 billion, a decrease of $4.9 billion from the same period of 2000. However, the net interest margin improved 16 basis points to 3.93% as the financial restructuring removed lower yielding assets from the balance sheet and freed up funds to pay down higher cost borrowings. Average borrowings for the quarter decreased to $8.7 billion, a $3.5 billion decrease from $12.2 billion during the first quarter of 2000. Further margin expansion was limited by AmSouth's $1.7 billion average position in lower-yielding federal funds sold and securities purchased under agreements to resell during the first quarter. As loan demand accelerates, AmSouth's plan is to shift these funds into higher yielding loans, raising the level of loans on the balance sheet and expanding the margin. Future interest-earning asset growth is expected to moderate in a range of four to six percent on an annualized basis. Management is also actively working to increase core deposits as a means of funding asset growth. AmSouth expects its net interest margin to improve to a range of 4.00 to 4.20 percent for the full year 2001.

Asset/Liability Management

   AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. AmSouth accomplishes this process through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize NII performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

   Based on the results of the simulation model as of March 31, 2001, AmSouth would expect NII to increase $8 million or approximately 0.5 percent and decrease $10 million or approximately 0.7 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. As of March 31, 2000, the simulation model indicated that NII would decrease $36.9 million and increase $35.6 million if interest rates gradually increased or decreased, respectively, from their current rates by 100 basis points over a 12-month period.

   The reduction in AmSouth's interest sensitivity compared to the first quarter of 2000 was primarily the result of the financial restructuring initiated in the third quarter of 2000. As part of the financial restructuring, AmSouth sold $4.0 billion of low-yielding fixed-rate investment securities and securitized and sold approximately $1.0 billion of low-yielding fixed-rate automobile loans. These fixed-rate assets were primarily funded by floating-rate overnight and other short-term borrowings. This action reduced the impact of interest rate fluctuations on NII. In comparison to December 31, 2000 results, the simulation model at March 31, 2001 showed a slight increase in AmSouth's interest rate sensitivity. The change in the results of the simulation model reflected an extension of the maturities of commercial paper used by off-balance sheet conduits to fund loans previously purchased from AmSouth. The extension of the commercial paper maturities, which occurred during the first quarter of 2001, reduced the impact of interest rate changes, over a 12-month period, on the interest spread received by AmSouth on these loans. In addition, changes in the market dynamics as a result of Federal Reserve rate cuts during the first quarter, changes in the forecasted mix of earning assets and changes in AmSouth's deposit pricing strategy also impacted the change in the interest sensitivity results from year-end results.

   As part of its activities to manage interest rate risk, AmSouth, from time to time, utilizes various derivative instruments such as interest rate swaps, caps and floors. There were maturities, calls and closeouts of interest rate swaps totaling $70 million during the first three months of 2001. At March 31, 2001, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $2.6 billion. At March 31, 2001, AmSouth also held other derivative instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. These other derivative instruments were immaterial.

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

   Table 5 presents a five-quarter analysis of the allowance for loan losses. At March 31, 2001, the allowance for loan losses was $380.6 million, or 1.55% of loans net of unearned income, compared to $353.8 million, or 1.33%, for the prior year. This increase primarily reflects a deterioration of credit quality in AmSouth's syndicated commercial loan portfolio primarily due to a weakening economy. The coverage ratio of the allowance for loan losses to nonperforming loans was 181.84% at March 31, 2001, a decrease from the March 31, 2000 ratio of 289.12%.

   Net charge-offs for the quarter ended March 31, 2001, were $38.0 million, an increase of $12.6 million from $25.4 million a year earlier. Annualized net charge-offs to average loans net of unearned income were .63% and .38%, respectively, for the three months ended March 31, 2001 and 2000. The increase in net charge-offs occurred primarily in the commercial loan and the dealer indirect automobile portfolios and primarily reflected the impact of a slowing economy. Commercial loan net charge-offs increased $7.4 million for the three months versus the same period of 2000. Net charge-offs in AmSouth's dealer indirect portfolio increased $1.9 million for the first three months of 2001 versus the same period of the prior year. In addition, net charge-offs for the revolving credit portfolio and other consumer portfolio increased $1.6 million and $1.1 million, respectively, for the three months ended March 31, 2001 versus the same period of the prior year. Annualized net charge-offs for the commercial and consumer loan portfolios were .40% and 1.03%, respectively, for the three months ended March 31, 2001, compared to .17% and .74%, respectively, for the same period of 2000. Consistent with the increased charge-offs, the provision for loan losses for the first quarter was $38.2 million compared to $25.4 million for the year-earlier period.

   Table 6 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 2001, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased 38 basis points to .93% compared to .55% at March 31, 2000. The level of nonperforming assets increased $82.4 million during the same period.

   Included in nonperforming assets at March 31, 2001 and 2000, was $152.5 million and $58.3 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. Collateral-dependent loans, which were measured at the fair value of the collateral, constituted a majority of these impaired loans. At March 31, 2001 and 2000, there was $59.3 million and $21.2 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended March 31, 2001 and 2000, was $128.5 million and $63.7 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2001.

Noninterest Revenues and Noninterest Expenses

   For the three months ended March 31, 2001, noninterest revenues (NIR) totaled $182.3 million, compared to $220.0 million for the prior-year period, a 17.1% decrease. The decrease in NIR was primarily due to the sale of IFC in the third quarter of 2000. Excluding the revenues from IFC, NIR in the first quarter of 2001 would have shown an increase of 4.9% from an adjusted $173.8 million of NIR in 2000. This increase in NIR versus the prior year first quarter was primarily due to higher consumer investment services income, service charges on deposits, trust income and bank owned life insurance (BOLI) income offset by a decrease in mortgage and portfolio income. IFC contributed $44.4 million of consumer investment services income during the first quarter of 2000. Excluding IFC, consumer investment services income in the first quarter of 2001 increased by $3.4 million or approximately 17.0 percent versus the first quarter of 2000. The increase reflected higher annuity income associated with the continued strong performance of AmSouth's platform annuity sales program. The increase in service charge income was primarily the result of higher treasury management fees as a result of higher sales to corporate customers and new opportunities created by the merger with First American Corporation (First American). The increase in service charge income also reflected higher revenue from overdraft and NSF fees. Trust income increased by $1.4 million compared to the same period of 2000 adjusted for the impact of the IFC sale. The growth occurred despite the substantial declines in the capital markets and was primarily generated from new business won during the fourth and first quarters as well as early stage success with AmSouth's wealth management initiative. Income from BOLI increased $1.9 million as a result of AmSouth receiving a benefit payment in the first quarter of 2001. Partially offsetting these increases was a decrease in mortgage income of

0$5.2 million compared to the first quarter of 2000. This decline reflected a $7.3 million decrease in gains from the sale of mortgage loans to third-party conduits offset by higher gains on the sale of mortgage servicing of approximately $2.1 million. Portfolio income decreased as a result of fewer sales of available-for-sale securities in 2001. Management anticipates that sustainable noninterest revenue growth in a range of five to eight percent may be achievable with the strongest growth coming in consumer investment services.

   Noninterest expenses decreased 18.9% to $288.1 million at March 31, 2001, compared to $355.4 million for the prior year. Excluding the impact of merger-related charges and expenses related to IFC recorded in the first quarter of 2000, NIE decreased 1.9 percent or $5.5 million in the first quarter of 2001 compared to $293.5 million in the same period of 2000. Salaries and employee benefits decreased $4.2 million when compared to the same period a year ago adjusted for the IFC sale. This decrease reflects synergies achieved as a result of the merger with First American partially offset by merit increases. Excluding the impact of IFC, marketing expense decreased $3.4 million or 28.8% to $8.5 million primarily due to cost control initiatives implemented in 2000. Equipment expense, excluding IFC, decreased 5.7% to $30.3 million, primarily due to synergies achieved as a result of the merger with First American. Net occupancy expense, adjusted for the IFC sale, decreased $1.3 million due primarily to branch closures and sales. As a result of the sale of IFC, no expense for subscriber commissions occurred in the first quarter of 2001, compared to $30.6 million in the same period last year. Partially offsetting these decreases was an increase in other noninterest expenses associated with higher collection charges and non-credit losses.

Capital Adequacy

   At March 31, 2001, shareholders' equity totaled $2.9 billion or 7.4% of total assets. Since December 31, 2000, shareholders' equity increased $70.4 million primarily as a result of net income for the quarter of $126.2 million. In addition, shareholders' equity increased $75.2 million as a result of higher valuation of the AFS portfolio, of which $26.6 million was a result of transferring approximately $2.1 billion of securities from held-to-maturity to available-for-sale in conjunction with AmSouth's adoption of Statement 133. The increase in shareholders' equity also reflected $12.9 million of other comprehensive income associated with cash flow hedges, of which $5.7 million related to the initial adoption of Statement 133. These increases in shareholders' equity were offset by the declaration of dividends of $81.3 million and the purchase of 4.3 million shares of AmSouth common stock for $73.6 million during the first quarter.

   Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2001 and 2000. At March 31, 2001, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2001.

                           Table 1--Financial Summary

                                                     March 31
                                              ------------------------    %
                                                 2001         2000      Change
                                              -----------  -----------  ------
                                                      (In thousands)
Balance sheet summary
End-of-period balances:
 Loans net of unearned income................ $24,527,944  $26,617,471   (7.9)%
 Total assets................................  38,825,811   43,690,173  (11.1)
 Total deposits..............................  26,224,351   28,344,315   (7.5)
 Shareholders' equity........................   2,883,821    3,009,144   (4.2)
Year-to-date average balances:
 Loans net of unearned income................ $24,645,798  $26,681,345   (7.6)%
 Total assets................................  38,498,447   43,594,571  (11.7)
 Total deposits..............................  26,077,285   27,830,850   (6.3)
 Shareholders' equity........................   2,831,229    2,947,234   (3.9)

                                                   Three Months
                                                  Ended March 31
                                              ------------------------    %
                                                 2001         2000      Change
                                              -----------  -----------  ------
                                              (In thousands except per share
                                                          data)
Earnings summary
 Net income.................................. $   126,211  $   138,937   (9.2)%
 Earnings per common share...................        0.34         0.35   (2.9)
 Diluted earnings per common share...........        0.34         0.35   (2.9)
 Return on average assets (annualized).......        1.33%        1.28%
 Return on average equity (annualized).......       18.08        18.96
 Operating efficiency........................       55.12        59.71
Selected ratios
 Average equity to assets....................        7.35%        6.76%
 End-of-period equity to assets..............        7.43         6.89
 End-of-period tangible equity to assets.....        6.63         6.00
 Allowance for loan losses to loans net of
  unearned income............................        1.55         1.33
Common stock data
 Cash dividends declared..................... $      0.21  $      0.20
 Book value at end of period.................        7.77         7.67
 Market value at end of period...............       16.81        14.94
 Average common shares outstanding...........     372,246      391,596
 Average common shares outstanding-diluted...     374,940      394,502

 Table 2--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                               2001                                                                   2000
                    ---------------------------- -------------------------------------------------------------------------------
                           First Quarter               Fourth Quarter                Third Quarter               Second Quarter
                    ---------------------------- ---------------------------- ---------------------------- ---------------------
                      Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                      Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                    -----------  -------- ------ -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                  (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income..  $24,645,798  $530,572  8.73% $24,599,887  $556,775  9.00% $25,613,223  $573,685  8.91% $26,642,183  $584,125
 Available-for-
 sale securities:
 Taxable..........    3,900,993    71,850  7.47    1,869,932    34,361  7.31    5,678,994    94,775  6.64    5,989,040    99,186
 Tax-free.........       95,192     1,830  7.80       62,293     1,136  7.25       64,747     1,145  7.04       66,625     1,100
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total available-
 for-sale
 securities.......    3,996,185    73,680  7.48    1,932,225    35,497  7.31    5,743,741    95,920  6.64    6,055,665   100,286
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Held-to-maturity
 securities:
 Taxable..........    4,256,209    72,571  6.91    6,298,607   108,737  6.87    6,445,507   110,990  6.85    6,522,650   112,119
 Tax-free.........      347,660     6,316  7.37      395,589     7,078  7.12      397,506     7,170  7.18      391,612     7,147
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total held-to-
 maturity
 securities.......    4,603,869    78,887  6.95    6,694,196   115,815  6.88    6,843,013   118,160  6.87    6,914,262   119,266
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total investment
  securities......    8,600,054   152,567  7.19    8,626,421   151,312  6.98   12,586,754   214,080  6.77   12,969,927   219,552
 Other interest-
 earning assets...    1,883,404    27,115  5.84    2,120,770    36,453  6.84      258,080     4,211  6.49      232,846     3,740
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 earning assets...   35,129,256   710,254  8.20   35,347,078   744,540  8.38   38,458,057   791,976  8.19   39,844,956   807,417
Cash and other
assets............    3,710,493                    3,660,557                    3,929,663                    4,149,891
Allowance for loan
losses............     (381,223)                    (367,361)                    (348,796)                    (352,305)
Market valuation
on available-for-
sale securities...       39,921                       (8,998)                    (178,535)                    (252,612)
                    -----------                  -----------                  -----------                  -----------
                    $38,498,447                  $38,631,276                  $41,860,389                  $43,389,930
                    ===========                  ===========                  ===========                  ===========
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..  $ 9,707,570    83,607  3.49  $ 9,401,061    88,712  3.75  $ 9,502,341    87,349  3.66  $ 9,514,403    79,878
 Savings
 deposits.........    1,211,685     4,909  1.64    1,244,649     5,224  1.67    1,333,857     5,651  1.69    1,722,267     9,566
 Time deposits....    7,824,754   116,585  6.04    8,010,342   122,922  6.10    7,816,704   115,863  5.90    7,593,438   105,684
 Foreign time
 deposits.........      332,426     3,797  4.63      397,954     5,622  5.62    1,234,991    19,820  6.38    1,427,241    21,341
 Certificates of
 deposit of
 $100,000 or
 more.............    2,518,103    38,467  6.20    2,659,888    42,201  6.31    2,861,681    45,019  6.26    2,813,227    40,744
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....    2,341,302    27,617  4.78    2,388,137    32,909  5.48    3,540,942    53,015  5.96    3,720,045    51,032
 Other interest-
 bearing
 liabilities......    6,383,876    94,992  6.03    6,485,954   102,391  6.28    7,411,097   118,175  6.34    8,266,919   124,080
                    -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Total interest-
 bearing
 liabilities......   30,319,716   369,974  4.95   30,587,985   399,981  5.20   33,701,613   444,892  5.25   35,057,540   432,325
                                 --------  ----               --------  ----               --------  ----               --------
Net interest
spread............                         3.25%                        3.18%                        2.94%
Noninterest-
bearing demand
deposits..........    4,482,747                    4,527,554                    4,640,946                    4,770,285
Other
liabilities.......      864,755                      758,421                      744,397                      658,389
Shareholders'
equity............    2,831,229                    2,757,316                    2,773,433                    2,903,716
                    -----------                  -----------                  -----------                  -----------
                    $38,498,447                  $38,631,276                  $41,860,389                  $43,389,930
                    ===========                  ===========                  ===========                  ===========
Net interest
income/margin on a
taxable equivalent
basis.............                340,280  3.93%               344,559  3.88%               347,084  3.59%               375,092
                                           ====                         ====                         ====
Taxable equivalent
adjustment:
 Loans............                  5,118                       18,786                        3,773                       16,785
 Available-for-
 sale securities..                  1,257                          882                          822                          848
 Held-to-maturity
 securities.......                  4,062                        4,775                        4,711                        4,823
 Trading
 securities.......                    -0-                          -0-                          -0-                          -0-
                                 --------                     --------                     --------                     --------
 Total taxable
 equivalent
 adjustment.......                 10,437                       24,443                        9,306                       22,456
                                 --------                     --------                     --------                     --------
  Net interest
  income..........               $329,843                     $320,116                     $337,778                     $352,636
                                 ========                     ========                     ========                     ========
                                    First Quarter
                           --------------------------------
                    Yield/   Average    Revenue/ Yield/
                     Rate    Balance    Expense   Rate
                    ------ ------------ -------- ------
Assets
Interest-earning
assets:
 Loans net of
 unearned income..   8.82% $26,681,345  $563,191  8.49%
 Available-for-
 sale securities:
 Taxable..........   6.66    6,014,598   100,290  6.71
 Tax-free.........   6.64       65,763     1,183  7.24
                           ------------ --------
 Total available-
 for-sale
 securities.......   6.66    6,080,361   101,473  6.71
                           ------------ --------
 Held-to-maturity
 securities:
 Taxable..........   6.91    6,612,916   112,836  6.86
 Tax-free.........   7.34      387,092     6,962  7.23
                           ------------ --------
 Total held-to-
 maturity
 securities.......   6.94    7,000,008   119,798  6.88
                           ------------ --------
  Total investment
  securities......   6.81   13,080,369   221,271  6.80
 Other interest-
 earning assets...   6.46      270,785     4,721  7.01
                           ------------ --------
 Total interest-
 earning assets...   8.15   40,032,499   789,183  7.93
Cash and other
assets............           4,138,693
Allowance for loan
losses............            (355,515)
Market valuation
on available-for-
sale securities...            (221,106)
                           ------------
                           $43,594,571
                           ============
Liabilities and
Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits..   3.38  $ 9,086,434    71,725  3.17
 Savings
 deposits.........   2.23    2,352,997    16,589  2.84
 Time deposits....   5.60    7,619,385   101,244  5.34
 Foreign time
 deposits.........   6.01    1,296,318    17,757  5.51
 Certificates of
 deposit of
 $100,000 or
 more.............   5.83    2,778,322    38,260  5.54
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase....   5.52    4,044,026    51,454  5.12
 Other interest-
 bearing
 liabilities......   6.04    8,166,443   117,096  5.77
                           ------------ --------
 Total interest-
 bearing
 liabilities......   4.96   35,343,925   414,125  4.71
                    ------              -------- ------
Net interest
spread............   3.19%                        3.22%
Noninterest-
bearing demand
deposits..........           4,697,394
Other
liabilities.......             606,018
Shareholders'
equity............           2,947,234
                           ------------
                           $43,594,571
                           ============
Net interest
income/margin on a
taxable equivalent
basis.............   3.79%               375,058  3.77%
                    ======                       ======
Taxable equivalent
adjustment:
 Loans............                           884
 Available-for-
 sale securities..                           858
 Held-to-maturity
 securities.......                         4,743
 Trading
 securities.......                           -0-
                                        --------
 Total taxable
 equivalent
 adjustment.......                         6,485
                                        --------
  Net interest
  income..........                      $368,573
                                        ========

----
NOTE: The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.

           Table 3--Maturities and Interest Rates Exchanged on Swaps

                                        Mature During
                       -------------------------------------------------------
                       2001   2002   2003   2004   2005   2008   2009   Total
                       -----  -----  -----  -----  -----  -----  -----  ------
                                    (Dollars in millions)
Receive fixed swaps:
  Notional amount..... $ 537  $ 970  $ 290  $ 350  $ 150  $ 125  $ 175  $2,597
  Receive rate........  6.40%  6.62%  6.34%  6.21%  6.25%  6.15%  6.22%   6.42%
  Pay rate............  5.01%  5.18%  5.20%  5.21%  5.28%  5.38%  5.26%   5.17%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from March 31, 2001. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.


                       Table 4--Loans and Credit Quality

                                                                    Net Charge-offs
                                  Loans*            Nonperforming    Three Months
                                 March 31         Loans** March 31  Ended March 31
                         ------------------------ ----------------- ----------------
                             2001        2000       2001     2000    2001     2000
                         ------------ ----------- -------- -------- -------  -------
                                               (In thousands)
Commercial:
  Commercial &
   industrial........... $  7,189,519 $ 8,203,477 $140,889 $ 35,021 $15,289  $ 7,129
  Commercial loans--
   secured by real
   estate...............    1,568,868   1,976,573   19,121   38,247    (295)     463
                         ------------ ----------- -------- -------- -------  -------
   Total commercial.....    8,758,387  10,180,050  160,010   73,268  14,994    7,592
                         ------------ ----------- -------- -------- -------  -------
Commercial real estate:
  Commercial real estate
   mortgages............    2,426,021   2,432,683   26,461   15,948     165     (113)
  Real estate
   construction.........    2,398,445   2,238,612    5,011    6,160     289      (60)
                         ------------ ----------- -------- -------- -------  -------
   Total commercial real
    estate..............    4,824,466   4,671,295   31,472   22,108     454     (173)
                         ------------ ----------- -------- -------- -------  -------
Consumer:
  Residential first
   mortgages............    1,495,249   1,638,740   12,355   13,099     438      317
  Other residential
   mortgages............    4,712,525   4,179,034    4,613   10,198   2,257    2,435
  Dealer indirect.......    3,068,844   4,153,408        2      682  11,121    9,191
  Revolving credit......      490,391     467,470      -0-      253   5,056    3,425
  Other consumer........    1,178,082   1,327,474      881    2,757   3,668    2,597
                         ------------ ----------- -------- -------- -------  -------
   Total consumer.......   10,945,091  11,766,126   17,851   26,989  22,540   17,965
                         ------------ ----------- -------- -------- -------  -------
                         $ 24,527,944 $26,617,471 $209,333 $122,365 $37,988  $25,384
                         ============ =========== ======== ======== =======  =======

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due and $29.2 million of nonperforming assets classified as held for accelerated disposition at March 31, 2000.

                      Table 5--Allowance for Loan Losses

                             2001                          2000
                          ----------- -----------------------------------------------
                          1st Quarter 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $380,434    $365,164    $346,030    $353,784    $354,679
Loans charged off.......    (50,506)    (55,221)    (48,319)    (34,471)    (40,377)
Recoveries of loans
 previously charged
 off....................     12,518      14,411      12,890      11,743      14,993
                           --------    --------    --------    --------    --------
Net charge-offs.........    (37,988)    (40,810)    (35,429)    (22,728)    (25,384)
Addition to allowance
 charged to expense.....     38,200      55,600     123,800      22,800      25,400
Allowance
 sold/transferred, net..        -0-         -0-     (69,091)     (5,500)        -0-
Allowance transferred to
 other liabilities......        -0-         480        (146)     (2,326)       (911)
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $380,646    $380,434    $365,164    $346,030    $353,784
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.55%       1.55%       1.49%       1.35%       1.33%
Allowance for loan
 losses to nonperforming
 loans*.................     181.84%     211.75%     249.99%     290.58%     289.12%
Allowance for loan
 losses to nonperforming
 assets*................     167.02%     193.82%     224.46%     256.94%     243.19%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.63%       0.66%       0.55%       0.34%       0.38%

--------
* Exclusive of accruing loans 90 days past due and $35.6 million and $29.2 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000 and March 31, 2000, respectively.


                         Table 6--Nonperforming Assets

                            2001                       2000
                          --------  -------------------------------------------
                          March 31  December 31 September 30 June 30   March 31
                          --------  ----------- ------------ --------  --------
                                        (Dollars in thousands)
Nonaccrual loans........  $209,333   $179,659     $146,069   $119,082  $122,365
Foreclosed properties...    13,688     12,360       12,714     13,780    19,839
Repossessions...........     4,888      4,259        3,906      1,810     3,274
                          --------   --------     --------   --------  --------
 Total nonperforming
  assets*...............  $227,909   $196,278     $162,689   $134,672  $145,478
                          ========   ========     ========   ========  ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.93%      0.80%        0.66%      0.53%     0.55%
Accruing loans 90 days
 past due...............  $ 89,237   $ 85,410     $ 78,314   $ 70,800  $ 66,375

--------
* Exclusive of accruing loans 90 days past due and $35.6 million and $29.2 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000 and March 31, 2000, respectively.

                        Table 7--Investment Securities

                                       March 31, 2001        March 31, 2000
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
  U.S. Treasury and federal agency
   securities...................... $2,945,415 $2,996,471 $5,200,882 $5,025,562
  Other securities.................  1,308,143  1,331,382  1,387,016  1,356,160
  State, county and municipal
   securities......................    342,177    358,377    381,312    374,726
                                    ---------- ---------- ---------- ----------
                                    $4,595,735 $4,686,230 $6,969,210 $6,756,448
                                    ========== ========== ========== ==========
Available-for-sale:
  U.S. Treasury and federal agency
   securities...................... $3,502,255            $5,067,236
  Other securities.................    815,316               833,896
  State, county and municipal
   securities......................    108,145                73,829
                                    ----------            ----------
                                    $4,425,716            $5,974,961
                                    ==========            ==========

--------
NOTES:
1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 2001, were approximately 4.4 years and 6.70%, respectively. Included in the combined portfolios was $7.3 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 2001, were approximately 4.1 years and 6.68%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.6 years.
2. The available-for-sale portfolio included net unrealized gains of $94.8 million and unrealized losses of $227.2 million at March 31, 2001 and 2000, respectively.

                  Table 8--Other Interest-Bearing Liabilities

                                                                March 31
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                             (In thousands)
Other borrowed funds:
  Short-term bank notes.................................. $  150,000 $  550,000
  Treasury, tax and loan notes...........................     25,000    608,083
  Term Federal Funds purchased...........................        -0-    540,000
  Commercial paper.......................................     12,686     10,821
  Other short-term debt..................................     46,277    132,615
                                                          ---------- ----------
    Total other borrowed funds........................... $  233,963 $1,841,519
                                                          ========== ==========
Other long-term debt:
  6.45% Subordinated Notes Due 2018...................... $  303,398 $  303,896
  6.125% Subordinated Notes Due 2009.....................    174,531    174,387
  6.75% Subordinated Debentures Due 2025.................    149,920    149,902
  7.75% Subordinated Notes Due 2004......................    149,710    149,618
  7.25% Senior Notes Due 2006............................     99,637     99,548
  6.875% Subordinated Notes Due 2003.....................     49,934     49,895
  6.625% Subordinated Notes Due 2005.....................     49,749     49,709
  Other long-term debt...................................      8,196      3,958
  Statement 133 valuation adjustment.....................     18,505        -0-
                                                          ---------- ----------
    Total other long-term debt........................... $1,003,580 $  980,913
                                                          ========== ==========

                      Table 9--Capital Amounts and Ratios

                                                         March 31
                                             ----------------------------------
                                                   2001              2000
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $2,569,961  7.69% $2,850,335  7.68%
  AmSouth Bank..............................  3,256,881  9.74   3,419,621  9.23
Total capital:
  AmSouth................................... $3,724,657 11.14% $4,037,456 10.88%
  AmSouth Bank..............................  3,937,527 11.77   4,083,113 11.02
Leverage:
  AmSouth................................... $2,569,961  6.72% $2,850,335  6.59%
  AmSouth Bank..............................  3,256,881  8.53   3,419,621  7.92

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is included on page 15 of Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of the lawsuits against AmSouth have been filed in Mississippi relative to the amount of deposits held by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the effect of the legislation at this time.

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

Item 6(b) -- Reports on Form 8-K

   No reports on Form 8-K were filed by AmSouth during the period January 1, 2001 to March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   /s/ C. Dowd Ritter
May 14, 2001                              By: _________________________________
                                                      C. Dowd Ritter
                                                  Chairman, President and
                                                  Chief Executive Officer

                                                  /s/ Donald R. Kimble
May 14, 2001                              By: _________________________________
                                                     Donald R. Kimble
                                                 Executive Vice President,
                                                 Chief Accounting Officer
                                                      and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

  2 Agreement and Plan of Merger, dated May 31, 1999 (1)

  3-a Restated Certificate of Incorporation of AmSouth Bancorporation (2)

  3-b By-Laws of AmSouth Bancorporation

  10-a Amendment Number One to the AmSouth Bancorporation Supplemental
     Retirement Plan

  10-b Amendment of Merger of First American Corporation Supplemental
     Executive Retirement Program

  15 Letter Re: Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 2.1 to AmSouth's Report on Form 8-K filed June 8, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference.