Form 10-Q
period 2001-06-30
AMSOUTH BANCORPORATION
filed 2001-08-14
CIK 3133

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001       Commission file number 1-7476

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

Yes [X]  No [_]

As of July 31, 2001, AmSouth Bancorporation had 368,294,308 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
Part I. Financial Information
    Item 1. Financial Statements (Unaudited)
        Consolidated Statement of Condition--June 30, 2001,
         December 31, 2000, and June 30, 2000.............................   3
        Consolidated Statement of Earnings--Three months and
         six months ended June 30, 2001 and 2000..........................   4
        Consolidated Statement of Shareholders' Equity--Six months
         ended June 30, 2001..............................................   5
        Consolidated Statement of Cash Flows--Six months ended
         June 30, 2001 and 2000...........................................   6
        Notes to Consolidated Financial Statements........................   7
        Independent Accountants' Review Report............................  13
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  14
    Item 3. Quantitative and Qualitative Disclosures About Market Rate
             Risk.........................................................  26
Part II. Other Information
    Item 1. Legal Proceedings.............................................  26
    Item 4. Submission of Matters to a Vote of Security Holders...........  26
    Item 6. Exhibits and Reports on Form 8-K..............................  27
Signatures................................................................  28
Exhibit Index.............................................................  29

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

                                     PART I
                             FINANCIAL INFORMATION

                    Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                            June 30    December 31    June 30
                                             2001         2000         2000
                                          -----------  -----------  -----------
                                                    (In thousands)
ASSETS
Cash and due from banks.................  $ 1,115,681  $ 1,276,431  $ 1,529,787
Federal funds sold and securities
 purchased under agreements to resell...    1,015,400    2,155,665       87,351
Trading securities......................       13,538       11,942       34,090
Available-for-sale securities...........    4,503,894    1,908,917    5,935,980
Held-to-maturity securities (market
 value of $4,582,237, $6,729,880 and
 $6,726,831, respectively)..............    4,508,527    6,650,439    6,932,616
Loans held for sale.....................      231,343       92,811      144,462
Loans...................................   25,202,042   25,088,186   25,938,197
Less: Allowance for loan losses.........      380,663      380,434      346,030
      Unearned income...................      461,618      471,751      348,787
                                          -----------  -----------  -----------
     Net loans..........................   24,359,761   24,236,001   25,243,380
Other interest-earning assets...........       54,422       61,060       36,329
Premises and equipment, net.............      644,890      634,201      635,877
Customers' acceptance liability.........        3,083        1,418        3,474
Accrued interest receivable and other
 assets.................................    1,996,684    1,907,093    2,012,720
                                          -----------  -----------  -----------
                                          $38,447,223  $38,935,978  $42,596,066
                                          ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing
 liabilities:
 Deposits:
   Noninterest-bearing demand...........  $ 4,738,023  $ 4,934,466  $ 4,988,178
   Interest-bearing demand..............    9,819,838    9,579,868    9,600,304
   Savings..............................    1,212,610    1,212,652    1,384,274
   Time.................................    7,675,598    7,841,567    7,655,930
   Foreign time.........................      252,860      503,414    1,441,561
   Certificates of deposit of $100,000
    or more.............................    2,285,972    2,551,337    2,828,671
                                          -----------  -----------  -----------
     Total deposits.....................   25,984,901   26,623,304   27,898,918
 Federal funds purchased and securities
  sold under agreements to repurchase...    2,131,079    2,320,264    3,685,232
 Other borrowed funds...................      147,809      536,848    1,605,411
 Long-term Federal Home Loan Bank
  advances..............................    5,177,955    4,898,308    4,905,659
 Other long-term debt...................      992,053      985,097      980,808
                                          -----------  -----------  -----------
     Total deposits and interest-bearing
      liabilities.......................   34,433,797   35,363,821   39,076,028
Acceptances outstanding.................        3,083        1,418        3,474
Accrued expenses and other liabilities..    1,102,892      757,332      695,613
                                          -----------  -----------  -----------
     Total liabilities..................   35,539,772   36,122,571   39,775,115
                                          -----------  -----------  -----------
Shareholders' equity:
 Preferred stock--no par value:
   Authorized--2,000,000 shares; Issued
    and outstanding--none...............          -0-          -0-          -0-
 Common stock--par value $1 a share:
   Authorized--750,000,000 shares;
    Issued--416,939,073, 416,941,331 and
    416,948,890 shares, respectively....      416,939      416,941      416,949
 Capital surplus........................      691,798      691,677      690,953
 Retained earnings......................    2,563,007    2,466,048    2,542,327
 Cost of common stock in treasury--
  48,095,098, 43,134,387 and 38,092,716
  shares, respectively..................     (738,183)    (651,328)    (571,624)
 Deferred compensation on restricted
  stock.................................      (18,134)      (2,381)      (4,369)
 Accumulated other comprehensive loss...       (7,976)    (107,550)    (253,285)
                                          -----------  -----------  -----------
     Total shareholders' equity.........    2,907,451    2,813,407    2,820,951
                                          -----------  -----------  -----------
                                          $38,447,223  $38,935,978  $42,596,066
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                             Six Months         Three Months
                                            Ended June 30       Ended June 30
                                        --------------------- -----------------
                                           2001       2000      2001     2000
                                        ---------- ---------- -------- --------
                                         (In thousands except per share data)
INTEREST INCOME
Loans.................................  $1,027,944 $1,129,647 $502,490 $567,340
Available-for-sale securities.........     155,905    200,053   83,483   99,438
Held-to-maturity securities...........     147,723    229,498   72,897  114,443
Trading securities....................         136      1,489      128      746
Loans held for sale...................       9,502      4,284    7,539    1,680
Federal funds sold and securities
 purchased under agreements to
 resell...............................      35,272      1,834   10,827      917
Other interest-earning assets.........       1,916        854    1,217      397
                                        ---------- ---------- -------- --------
   Total interest income..............   1,378,398  1,567,659  678,581  784,961
                                        ---------- ---------- -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits......     155,668    151,603   72,061   79,878
Savings deposits......................       9,550     26,155    4,641    9,566
Time deposits.........................     227,124    206,928  110,539  105,684
Foreign time deposits.................       6,231     39,098    2,434   21,341
Certificates of deposit of $100,000 or
 more.................................      72,549     79,004   34,082   40,744
Federal funds purchased and securities
 sold under agreements to repurchase..      48,985    102,486   21,368   51,032
Other borrowed funds..................       6,726     59,684    2,218   33,073
Long-term Federal Home Loan Bank
 advances.............................     148,050    148,052   73,695   74,096
Other long-term debt..................      30,298     33,440   14,169   16,911
                                        ---------- ---------- -------- --------
   Total interest expense.............     705,181    846,450  335,207  432,325
                                        ---------- ---------- -------- --------
NET INTEREST INCOME...................     673,217    721,209  343,374  352,636
Provision for loan losses.............      84,300     48,200   46,100   22,800
                                        ---------- ---------- -------- --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES......................     588,917    673,009  297,274  329,836
                                        ---------- ---------- -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts...     126,440    113,686   66,569   56,833
Trust income..........................      57,088     56,552   28,209   29,067
Consumer investment services income...      46,103    121,591   22,431   56,964
Bank owned life insurance policies....      27,434     24,429   13,353   12,211
Interchange income....................      27,081     24,947   14,035   12,932
Mortgage income.......................      11,466     21,622    6,567   11,555
Portfolio income......................       6,295      8,075    3,352    3,946
Gains on sales of businesses..........         -0-        538      -0-      538
Other noninterest revenues............      68,041     68,022   33,131   35,379
                                        ---------- ---------- -------- --------
   Total noninterest revenues.........     369,948    439,462  187,647  219,425
                                        ---------- ---------- -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits........     289,776    295,551  148,044  144,968
Equipment expense.....................      60,509     63,309   30,213   31,129
Net occupancy expense.................      55,680     58,048   27,867   28,099
Postage and office supplies...........      24,199     25,705   11,290   13,394
Communications expense................      21,171     20,027   10,893   10,467
Amortization of intangibles...........      17,062     19,546    8,545    9,589
Marketing expense.....................      17,083     20,978    8,576    8,985
Subscribers' commissions..............         -0-     57,879      -0-   27,285
Merger-related costs..................         -0-    110,178      -0-   88,224
Other noninterest expenses............      94,602     94,310   46,587   48,034
                                        ---------- ---------- -------- --------
   Total noninterest expenses.........     580,082    765,531  292,015  410,174
                                        ---------- ---------- -------- --------
INCOME BEFORE INCOME TAXES............     378,783    346,940  192,906  139,087
Income taxes..........................     119,051    108,106   59,385   39,190
                                        ---------- ---------- -------- --------
   NET INCOME.........................  $  259,732 $  238,834 $133,521 $ 99,897
                                        ========== ========== ======== ========
Average common shares outstanding.....     370,457    389,138  368,688  386,682
Earnings per common share.............  $     0.70 $     0.61 $   0.36 $   0.26
Diluted average common shares
 outstanding..........................     373,695    392,035  372,464  389,571
Diluted earnings per common share.....  $     0.70 $     0.61 $   0.36 $   0.26

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                   Deferred
                                                                                 Compensation  Accumulated
                                                                                      on          Other
                                         Common  Capital   Retained   Treasury    Restricted  Comprehensive
                                         Stock   Surplus   Earnings     Stock       Stock         Loss        Total
                                        -------- -------- ----------  ---------  ------------ ------------- ----------
                                                                       (In thousands)
BALANCE AT JANUARY 1, 2001............  $416,941 $691,677 $2,466,048  $(651,328)   $ (2,381)    $(107,550)  $2,813,407
Comprehensive income:
 Net income...........................       -0-      -0-    259,732        -0-         -0-           -0-      259,732
 Other comprehensive income, net of
  tax:
 Cumulative effect of accounting
  change (net of $6,324 tax
  expense)............................       -0-      -0-        -0-        -0-         -0-        32,262       32,262
 Change in unrealized gains on
  derivative instruments (net of
  $3,840 tax expense).................       -0-      -0-        -0-        -0-         -0-         7,131        7,131
 Changes in unrealized gains and
  losses on available-for-sale
  securities, net of reclassification
  adjustment (net of $32,299 tax
  expense)............................       -0-      -0-        -0-        -0-         -0-        60,181       60,181
                                                                                                            ----------
Comprehensive income                                                                                           359,306
Cash dividends declared...............       -0-      -0-   (159,173)       -0-         -0-           -0-     (159,173)
Common stock transactions:
 Purchase of common stock.............       -0-      -0-        -0-   (129,406)        -0-           -0-     (129,406)
 Employee stock plans.................       (2)       46     (3,256)    36,789     (15,753)          -0-       17,824
 Dividend reinvestment plan...........       -0-       75       (344)     5,762         -0-           -0-        5,493
                                        -------- -------- ----------  ---------    --------     ---------   ----------
BALANCE AT JUNE 30, 2001..............  $416,939 $691,798 $2,563,007  $(738,183)   $(18,134)    $  (7,976)  $2,907,451
                                        ======== ======== ==========  =========    ========     =========   ==========
Disclosure of reclassification amount:
Unrealized holding gains on available-
 for-sale securities arising during
 the period...........................                                                          $  63,428
Less: Reclassification adjustment for
 gains realized in net income.........                                                              3,247
                                                                                                ---------
Net unrealized gains on available-for-
 sale securities, net of tax..........                                                          $  60,181
                                                                                                =========
Unrealized holding gains on
 derivatives arising during the
 period...............................                                                          $  10,155
Less: Reclassification adjustment for
 gains realized in net income.........                                                              3,024
                                                                                                ---------
Net unrealized gains on derivatives,
 net of tax...........................                                                          $   7,131
                                                                                                =========


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
                                                          (In thousands)
OPERATING ACTIVITIES
Net income..........................................  $   259,732  $   238,834
Adjustments to reconcile net income to net cash
 provided by operating activities:..................
  Provision for loan losses.........................       84,300       48,200
  Depreciation and amortization of premises and
   equipment........................................       43,699       43,377
  Amortization of premiums and discounts on held-to-
   maturity securities and available-for-sale
   securities.......................................       (9,011)       1,785
  Noncash portion of merger-related costs...........          -0-       67,052
  Net gain on branch sale...........................          -0-       (7,668)
  Net (increase) decrease in loans held for sale....     (138,532)      26,720
  Net decrease in trading securities................        7,766       17,387
  Net gains on sales of available-for-sale
   securities.......................................       (5,203)      (6,469)
  Gains on sales of loans to dealer conduits........          -0-       (9,323)
  Gains on sales of loans to mortgage conduits......          -0-      (15,307)
  Net loss on loans held for accelerated
   disposition......................................          -0-        1,759
  Net increase in accrued interest receivable and
   other assets.....................................      (48,927)    (173,728)
  Net increase (decrease) in accrued expenses and
   other liabilities................................       57,806      (79,348)
  Provision for deferred income taxes...............      100,765      105,600
  Amortization of intangible assets.................       17,039       19,480
  Other operating activities, net...................       20,650       13,676
                                                      -----------  -----------
   Net cash provided by operating activities........      390,084      292,027
                                                      -----------  -----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of
 available-for-sale securities......................      607,453      281,358
Proceeds from sales of available-for-sale
 securities.........................................      218,807      384,701
Purchases of available-for-sale securities..........   (1,176,736)    (644,889)
Proceeds from maturities, prepayments and calls of
 held-to-maturity securities........................      656,032      487,467
Purchases of held-to-maturity securities............     (502,515)    (338,491)
Net decrease in federal funds sold and securities
 purchased under agreements to resell...............    1,140,265       45,332
Net decrease (increase) in other interest-earning
 assets.............................................        6,638      (15,141)
Net increase in loans, excluding dealer
 securitization and mortgage and dealer conduits
 sales..............................................     (244,161)  (1,542,295)
Proceeds from sales of loans to dealer conduits.....          -0-    1,001,106
Proceeds from sales of loans to mortgage conduits...          -0-      999,288
Net purchases of premises and equipment.............      (54,388)     (14,791)
Net cash from sales of branches, business
 operations, subsidiaries and other assets..........          -0-      (77,053)
                                                      -----------  -----------
   Net cash provided by investing activities........      651,395      566,592
                                                      -----------  -----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits.................     (638,403)     213,837
Net decrease in federal funds purchased and
 securities sold under agreements to repurchase.....     (189,185)    (410,515)
Net decrease in other borrowed funds................     (389,039)    (530,309)
Issuance of long-term Federal Home Loan Bank
 advances and other long-term debt..................      600,013    4,175,000
Payments for maturing long-term debt................     (320,366)  (3,890,417)
Cash dividends paid.................................     (157,269)    (225,336)
Proceeds from employee stock plans and dividend
 reinvestment plan..................................       21,426       27,515
Purchase of common stock............................     (129,406)    (251,092)
                                                      -----------  -----------
   Net cash used for financing activities...........   (1,202,229)    (891,317)
                                                      -----------  -----------
Decrease in cash and cash equivalents...............     (160,750)     (32,698)
Cash and cash equivalents at beginning of period....    1,276,431    1,562,485
                                                      -----------  -----------
Cash and cash equivalents at end of period..........  $ 1,115,681  $ 1,529,787
                                                      ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                    Six Months Ended June 30, 2001 and 2000

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

   In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers occurring after March 31, 2001, except for certain paragraphs related to the isolation standards for financial institutions subject to receivership by the FDIC or other affected entities. For these entities, Statement 140's isolation standards will be effective for transfers of financial assets occurring after December 31, 2001. Therefore, affected institutions will have until December 31, 2001, to modify documents establishing securitization structures to comply with the new isolation standards. AmSouth is reviewing its conduit and securitization structures under this new guidance and plans to make any necessary revisions in the structure of these transactions to ensure these sales comply with the new guidance. The expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. AmSouth has adopted the disclosure requirements and does not expect the remaining provisions of Statement 140 to have a material impact on its financial condition or results of operations.

   In July 2001, the FASB issued Statement No. 141 (Statement 141), "Business Combinations", and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

   AmSouth is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require upon adoption of Statement 142, that AmSouth evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, AmSouth will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, AmSouth will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   As of the date of adoption, AmSouth expects to have unamortized goodwill in the amount of $290.6 million, and unamortized identifiable intangible assets in the amount of $16.4 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $32.5 million and $14.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

   Cash Flows--For the six months ended June 30, 2001 and 2000, AmSouth paid interest of $702,737,000 and $834,980,000, respectively. During the six months ended June 30, 2001, AmSouth received income tax refunds of $12,601,000 and during the six months ended June 30, 2000, AmSouth paid income taxes of $31,068,000. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 2001 and 2000, were $17,629,000 and $16,100,000, respectively, and noncash transfers from foreclosed properties to loans were $380,000 and $199,000, respectively. For the six months ended June 30, 2000, noncash transfers from loans to available-for-sale securities and to other assets of approximately $31,277,000 and $20,495,000, respectively, were made in connection with the participation of loans to third-party conduits.

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

   For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in other noninterest revenue during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other noninterest revenue during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

   Fair Value Hedging Strategy--AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth's exposure to interest rate risk by converting a portion of AmSouth's fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the six-month period ended June 30, 2001, AmSouth recognized a net gain of $832,000 related to the ineffective portion of its hedging instruments.

   Cash Flow Hedging Strategy--AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $725,000,000 of AmSouth's loans were designated as the hedged items to the interest rate swap agreements at June 30, 2001. During the six-month period ended June 30, 2001, AmSouth recognized a net gain of $219,000 related to the ineffective portion of its hedging instruments.

   Comprehensive Income--Total comprehensive income was $144.9 million and $359.3 million for the three and six months ended June 30, 2001 and $118.3 million and $234.4 million for the three and six months ended June 30, 2000. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                         Three Months Ended  Six Months Ended
                                               June 30            June 30
                                         ------------------- -----------------
                                           2001      2000      2001     2000
                                         --------- --------- -------- --------
                                         (In thousands except per share data)
Earnings per common share computation:
 Numerator:
  Net income............................ $ 133,521 $  99,897 $259,732 $238,834
 Denominator:
  Average common shares outstanding.....   368,688   386,682  370,457  389,138
Earnings per common share............... $     .36 $     .26 $    .70 $    .61
Diluted earnings per common share
 computation:
 Numerator:
  Net income............................ $ 133,521 $  99,897 $259,732 $238,834
 Denominator:
  Average common shares outstanding.....   368,688   386,682  370,457  389,138
  Dilutive shares contingently
   issuable.............................     3,776     2,889    3,238    2,897
                                         --------- --------- -------- --------
   Average diluted common shares
    outstanding.........................   372,464   389,571  373,695  392,035
Diluted earnings per common share....... $     .36 $     .26 $    .70 $    .61

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 35.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through June 30, 2001, 29.9 million shares have been purchased under this authorization at a cost of $499.1 million. Cash dividends of $0.21 per common share were declared in the second quarter of 2001. This represents a five percent increase over the dividend paid during the second quarter of 2000.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, nondeposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, net gains on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. As a result of the sale of IFC Holdings, Inc. (IFC) at the end of the third quarter of 2000, all revenues and expenses of IFC for 2000 have been reclassified into Treasury & Other from Wealth Management. The following is a summary of the segment performance for the three months and six months ended June 30, 2001 and 2000:

                          Consumer Commercial    Wealth   Treasury
                          Banking   Banking    Management  & Other     Total
                          -------- ----------  ---------- ---------  ----------
                                            (In thousands)
Three Months Ended June
 30, 2001
Net interest income from
 external customers.....  $119,972 $ 169,852    $   (338) $  53,888  $  343,374
Internal funding........   129,977   (71,354)      1,545    (60,168)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   249,949    98,498       1,207     (6,280)    343,374
Noninterest revenues....    87,910    25,771      50,691     23,275     187,647
                          -------- ---------    --------  ---------  ----------
Total revenues..........   337,859   124,269      51,898     16,995     531,021
Provision for loan
 losses.................    26,710    19,373         -0-         17      46,100
Noninterest expenses....   173,576    44,644      40,190     33,605     292,015
                          -------- ---------    --------  ---------  ----------
Income/(loss) before
 income taxes...........   137,573    60,252      11,708    (16,627)    192,906
Income
 taxes/(benefits).......    51,786    22,625       4,395    (19,421)     59,385
                          -------- ---------    --------  ---------  ----------
Segment net income......  $ 85,787 $  37,627    $  7,313  $   2,794  $  133,521
                          ======== =========    ========  =========  ==========
Three Months Ended June
 30, 2000
Net interest income from
 external customers.....  $128,841 $ 207,487    $   (148) $  16,456  $  352,636
Internal funding........   112,074  (102,400)        917    (10,591)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   240,915   105,087         769      5,865     352,636
Noninterest revenues....    92,141    21,636      50,618     55,030     219,425
                          -------- ---------    --------  ---------  ----------
Total revenues..........   333,056   126,723      51,387     60,895     572,061
Provision for loan
 losses.................    18,991     3,737         -0-         72      22,800
Noninterest expenses....   178,094    36,165      35,039    160,876     410,174
                          -------- ---------    --------  ---------  ----------
Income before income
 taxes..................   135,971    86,821      16,348   (100,053)    139,087
Income
 taxes/(benefits).......    51,125    32,645       6,147    (50,727)     39,190
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $ 84,846 $  54,176    $ 10,201  $ (49,326) $   99,897
                          ======== =========    ========  =========  ==========
Six Months Ended June
 30, 2001
Net interest income from
 external customers.....  $216,577 $ 346,686    $   (726) $ 110,680  $  673,217
Internal funding........   265,491  (152,470)      2,743   (115,764)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   482,068   194,216       2,017     (5,084)    673,217
Noninterest revenues....   169,192    51,234     103,414     46,108     369,948
                          -------- ---------    --------  ---------  ----------
Total revenues..........   651,260   245,450     105,431     41,024   1,043,165
Provision for loan
 losses.................    55,362    28,709         -0-        229      84,300
Noninterest expenses....   344,218    91,167      79,417     65,280     580,082
                          -------- ---------    --------  ---------  ----------
Income before income
 taxes..................   251,680   125,574      26,014    (24,485)    378,783
Income
 taxes/(benefits).......    94,736    47,144       9,755    (32,584)    119,051
                          -------- ---------    --------  ---------  ----------
Segment net income......  $156,944 $  78,430    $ 16,259  $   8,099  $  259,732
                          ======== =========    ========  =========  ==========
Six Months Ended June
 30, 2000
Net interest income from
 external customers.....  $241,530 $ 417,478    $   (310) $  62,511  $  721,209
Internal funding........   227,786  (206,257)      1,519    (23,048)        -0-
                          -------- ---------    --------  ---------  ----------
Net interest income.....   469,316   211,221       1,209     39,463     721,209
Noninterest revenues....   174,261    42,628      97,577    124,996     439,462
                          -------- ---------    --------  ---------  ----------
Total revenues..........   643,577   253,849      98,786    164,459   1,160,671
Provision for loan
 losses.................    40,261     7,851         -0-         88      48,200
Noninterest expenses....   357,759    75,677      74,957    257,138     765,531
                          -------- ---------    --------  ---------  ----------
Income before income
 taxes..................   245,557   170,321      23,829    (92,767)    346,940
Income
 taxes/(benefits).......    92,329    64,041       8,960    (57,224)    108,106
                          -------- ---------    --------  ---------  ----------
Segment net
 income/(loss)..........  $153,228 $ 106,280    $ 14,869  $ (35,543) $  238,834
                          ======== =========    ========  =========  ==========

   Securitizations--During the six-month period ended June 30, 2001, there were no securitizations or transfers to the dealer conduits or residential mortgage conduits. Therefore, no gains or losses on transfers were recognized during the period ended June 30, 2001. No gains or losses were recognized on commercial loans sold to third-party conduits nor was any retained interest recorded due to the relatively short life of the commercial loans sold into the conduits (average life of 30 days). The following table provides the assumptions used in the subsequent valuation of retained interests at June 30, 2001, the cash flows received from and paid to third-party conduits and securitization trusts during the year and the sensitivity of the current fair value of residual cash flows to a hypothetical immediate 10 and 20 percent adverse change in the current assumptions:

                                    Residential                       Dealer
                                  Mortgage Conduit Dealer Conduit Securitization
                                  ---------------- -------------- --------------
                                              (Dollars in millions)
      Cash flow information:
      ----------------------
    Servicing fees and retained
             interests                 $21.3           $11.7          $16.3
     Valuation assumptions at
          June 30, 2001:
     ------------------------
           Discount rate               15-20%            15%            15%
          Prepayment rate           15-30% CPR*     1 1/2% ABS**   1 1/2% ABS**
   Weighted average life (years)        3.15            1.25           1.34
      Expected credit losses            .12%           1.32%          1.31%
        Residual cash flow
           sensitivity:
        ------------------
    Fair value of servicing and
       retained interests at
           June 30, 2001               $57.9           $23.7          $25.0
         Prepayment speed:
         -----------------
            10% change                 (2.9)           (1.8)          (0.1)
            20% change                 (5.6)           (3.7)          (0.2)
          Credit losses:
          --------------
            10% change                 (0.2)           (0.6)          (0.8)
            20% change                 (0.4)           (1.2)          (1.7)

--------
*   CPR--Constant prepayment rate model
**  ABS--Absolute prepayment speed model

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

   The following table presents managed loan information on loans which have been securitized or sold to conduits. This information includes the total principal amount outstanding, the portion that has been derecognized and the portion that continues to be recognized in the statement of financial condition as of June 30, 2001, along with quantitative information about delinquencies and net credit losses (in millions). The following table includes commercial loans sold to third-party conduits, residential mortgages and dealer loans sold to third-party conduits during prior years, dealer loans securitized in 2000, and mortgage loans which were securitized through REMICS in 1998:

                                   Residential Dealer  Equity Loans Commercial
                                    Mortgages  Loans    and Lines     Loans
                                   ----------- ------  ------------ ----------
                                             (Dollars in millions)
Outstanding as of 6/30/01:
  Loans held in portfolio.........   $1,529    $3,169     $4,868     $ 8,763
  Loans securitized/sold..........    2,361     1,291        -0-       1,541
  REMIC (bond portfolio)..........      124       -0-        224         -0-
                                     ------    ------     ------     -------
    Total managed loans...........   $4,014    $4,460     $5,092     $10,304
                                     ------    ------     ------     -------
Total delinquencies at 6/30/01....   $  112    $  111     $  129     $   215
Delinquencies as a percent of
 ending managed loans.............     2.79%     2.49%      2.53%       2.09%
Net credit losses during 2001.....   $  0.6    $ 24.4     $  6.7     $  40.4
Net credit losses as a percent of
 ending managed loans.............     0.03%     1.08%      0.26%       0.79%
                                     ------    ------     ------     -------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

   We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2001 and 2000, the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000, and the consolidated statement of shareholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

August 8, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

   AmSouth Bancorporation (AmSouth) reported net income for the quarter ended June 30, 2001 of $133.5 million, or $.36 per share and $259.7 million, or $.70 per share for the first six months of 2001. In the same periods last year, net income totaled $99.9 million, or $.26 per share, and $238.8 million, or $.61 per share, respectively. For the three months and six months ended June 30, 2001, AmSouth's return on average assets was 1.40 percent and 1.36 percent, respectively, compared to .93 percent and 1.10 percent, respectively, for the same periods in 2000. Return on equity increased to 18.72 percent and 18.40 percent for the second quarter and first half of 2001 from 13.84 percent and
16.42 percent for the second quarter and first six months of 2000.

   Total assets at June 30, 2001 were $38.4 billion, down from $38.9 billion at year-end reflecting a decrease in Federal funds sold and securities purchased under agreements to repurchase, offset by increases in loans and loans held for sale and the investment portfolio. Loans net of unearned income at June 30, 2001 remained relatively stable with balances increasing $124 million over year-end. Managed loans, which include loans contained in third-party conduits and loans securitized, decreased by $801 million at June 30, 2001 from year-end levels. This decrease was attributable to lower levels of residential first mortgages and indirect auto loans. In addition, the decrease in managed loans reflected a decrease in commercial loans primarily as a result of management's decision, beginning in 2000, to reduce AmSouth's exposure to syndicated loans. The decrease in these loan categories was offset by a $212 million increase in home equity loans compared to December 31, 2000 levels. The investment portfolio, which consists of available-for-sale (AFS) and held-to-maturity
(HTM) securities, increased to $9.0 billion at June 30, 2001, compared to $8.6 billion at December 31, 2000. On January 1, 2001, AmSouth transferred approximately $2.1 billion of securities from HTM to AFS in conjunction with AmSouth's adoption of Statement 133. Federal funds sold and securities purchased under agreements to resell decreased to $1.0 billion at June 30, 2001 from $2.2 billion at December 31, 2000. The decrease reflected management's decision to sell off lower yielding Federal funds to help fund consumer loan growth and offset planned decreases in higher cost time deposits.

   On the funding side of the balance sheet, total deposits at June 30, 2001 decreased by $638 million compared to December 31, 2000. Excluding the $251 million decrease in foreign time deposits (Eurodollar deposits), domestic deposits declined by $388 million. Decreases in domestic deposits occurred primarily in higher-cost time deposits while noninterest-bearing demand deposits also declined from year-end balances. These decreases were partially offset by increases in interest checking and money market accounts. Federal funds purchased and securities sold under agreements to repurchase and other borrowed funds decreased by $189 million and $389 million, respectively, compared to December 31, 2000. The decrease in short-term borrowings including foreign time deposits reflected the use of proceeds from the third quarter balance sheet restructuring transactions.

 Net Interest Income

   Net interest income (NII) on a fully taxable equivalent basis for the three and six months ended June 30, 2001 was $359.0 and $699.3 million, respectively, down $16.1 million, or 4.3 percent compared to the same quarter last year and
6.8 percent on a year-to-date basis. The decrease in net interest income was primarily due to a decrease in average interest-earning assets, resulting from the third quarter 2000 balance sheet restructuring. This restructuring also contributed to a 33 basis point increase in the net interest margin for the second quarter of 2001 versus the same quarter in 2000 and a 24 basis point increase in the net interest margin for the first half of 2001 compared to the same period in 2000 as the balance sheet restructuring removed lower yielding assets from the balance sheet and freed up funds to pay down higher cost borrowings. Compared with the immediately preceding quarter, second quarter 2001 NII increased $18.8 million or 22 percent annualized primarily as a result of a 19 basis point increase in the margin. The increase in the margin reflected the on-going shift of assets from Federal funds sold to consumer loans and higher yielding investments, growth in low-cost deposits, and favorable repricing of both deposits and purchased funds. AmSouth expects its margin to remain fairly stable through the third quarter of 2001 with one of the key drivers being the redeployment of Federal funds sold into higher yielding assets. AmSouth expects improvement in the margin during the fourth quarter due to the fact that approximately $2.2 billion of higher cost time deposits will mature at that time.

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

   Based on the results of the simulation model as of June 30, 2001, AmSouth would expect NII to increase $3 million or approximately 0.2 percent and decrease $5 million or approximately 0.3 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. As of June 30, 2000, the simulation model indicated that NII would decrease $35 million or approximately 2.5 percent and increase $21 million or approximately 1.4 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period.

   The reduction in AmSouth's interest sensitivity compared to the second quarter of 2000 was primarily the result of the financial restructuring initiated in the third quarter of 2000. As part of the financial restructuring, AmSouth sold $4.0 billion of low-yielding fixed-rate investment securities and securitized and sold approximately $1.0 billion of low-yielding fixed-rate automobile loans. These fixed-rate assets were primarily funded by floating-rate overnight and other short-term borrowings. This action reduced the impact of interest rate fluctuations on NII. In comparison to December 31, 2000 results, the simulation model at June 30, 2001 showed a slight increase in AmSouth's interest rate sensitivity. The change in the results of the simulation model reflected an extension of the maturities of commercial paper used by off-balance sheet conduits to fund loans previously purchased from AmSouth. The extension of the commercial paper maturities, which occurred during the first half of 2001, reduced the impact of interest rate changes, over a 12-month period, on the interest spread received by AmSouth on these loans. In addition, changes in the market dynamics as a result of Federal Reserve rate cuts during the first half of the year, changes in the forecasted mix of earning assets and changes in AmSouth's deposit pricing strategy also impacted the change in the interest sensitivity results from year-end results.

   As part of its activities to manage interest rate risk, AmSouth, from time to time, utilizes various derivative instruments such as interest rate swaps, caps and floors. There were maturities, calls and closeouts of interest rate swaps totaling $446 million during the first six months of 2001. At June 30, 2001, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $2.2 billion. At June 30, 2001, AmSouth also held other derivative instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. The amounts of these other derivative instruments were immaterial.

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

   Table 6 presents a five-quarter analysis of the allowance for loan losses. At June 30, 2001, the allowance for loan losses was $380.7 million, or 1.54 percent of loans net of unearned income, compared to $346.0 million, or 1.35 percent, at June 30, 2000. This increase primarily reflected a deterioration of credit quality in AmSouth's syndicated commercial loan portfolio primarily due to a weakening economy. The coverage ratio of the allowance for loan losses to nonperforming loans was 193.11 percent at June 30, 2001, a decrease from the June 30, 2000 ratio of 290.58 percent.

   Net charge-offs for the quarter ended June 30, 2001, were $46.1 million, an increase of $23.4 million from the $22.7 million reported a year earlier. For the six months ended June 30, 2001, net charge-offs were $84.1 million compared to $48.1 million for the same period of 2000. Annualized net charge-offs to average loans net of unearned income were .75 percent and .69 percent, respectively, for the three and six months ended June 30, 2001, compared to .34 percent and .36 percent for the same periods of the prior year. The increase in net charge-offs occurred primarily in the commercial loan, consumer revolving credit and equity lending portfolio and reflected the impact of a slowing economy. Commercial loan net charge-offs increased $26.0 million for the six months versus the same period of 2000. Net charge-offs in the consumer portfolio increased $9.5 million, reflecting higher charge-offs across all consumer loan categories led by the revolving credit and equity lending portfolios. Net charge-offs for the revolving credit portfolio and equity lending portfolio increased $3.5 million and $2.7 million, respectively, for the six months ended June 30, 2001 versus the same period of the prior year. Annualized net charge-offs for the commercial, commercial real estate and consumer loan portfolios were .92, .03 and .79 percent, respectively, for the six months ended June 30, 2001, compared to .29, .01 and .56 percent, respectively, for the same period of 2000. Consistent with the increased charge-offs, the provision for loan losses for the second quarter and the first half of 2001 was $46.1 million and $84.3 million, respectively, compared to $22.8 million and $48.2 million for the corresponding year-earlier periods. AmSouth currently anticipates an increase in net charge-offs during the second half of 2001.

   Table 7 presents a five-quarter comparison of the components of nonperforming assets. At June 30, 2001, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased 37 basis points to 0.90 percent compared to 0.53 percent at June 30, 2000 reflecting an $89 million increase in nonperforming assets. This increase was primarily associated with an increase in the level of nonperforming syndicated commercial loans at June 30, 2001 compared to June 30, 2000.

   Included in nonperforming assets at June 30, 2001 and 2000, was $138.0 million and $61.0 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At June 30, 2001 and 2000, there was $43.7 million and $20.6 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended June 30, 2001 and 2000, was $136.9 million and $56.3 million, respectively, and $132.7 million and $60.0 million, respectively, for the six months ended June 30, 2001 and 2000. AmSouth recorded no material interest income on its impaired loans during the three and six months ended June 30, 2001.

 Noninterest Revenues and Noninterest Expenses

   Noninterest revenue (NIR) was $187.6 million during the second quarter of 2001 and $369.9 million for the first six months of 2001. The quarterly and the six month totals represent a 14.5 percent and 15.8 percent decline from the corresponding periods in 2000. This decrease was primarily due to the loss of revenues from the sale of IFC Holdings Inc. (IFC) in the third quarter of 2000. Excluding the revenues from IFC in 2000, NIR increased by 2.9 percent in the second quarter of 2001 and 3.8 percent on a year-to-date basis from adjusted NIR of $182.8 million and $356.7 million for the quarter and six months ended June 30, 2000, respectively. The increase in NIR versus the IFC adjusted prior year numbers was primarily due to higher revenues generated from service charges on deposits, consumer investment services income, interchange income, and bank owned life insurance income (BOLI). These increases were offset by decreases in mortgage and portfolio income and, on a quarterly comparison, trust income. The increase in service charge income was primarily the result of higher treasury management fees as a result of higher sales to corporate customers. The increase in service charge income also reflected higher revenue from overdraft and NSF fees. Excluding IFC generated revenue, consumer investment services income increased $840 thousand or approximately
3.9 percent versus the second quarter of 2000 and $4.3 million or 10.3 percent versus the first six months of 2000. The increase in consumer investment services income reflected higher annuity income from AmSouth's platform annuity sales program. Interchange income for the three months and six months ended June 30, 2001 was $1.1 million and $2.1 million higher, respectively, than the corresponding periods last year due to higher levels of checkcard usage. BOLI grew due to increases in cash surrender values and, on a year-to-date basis, the receipt of a benefit payment in the first quarter of 2001. Partially offsetting these increases was a decrease in mortgage income, which declined by approximately $5.0 million and $10.2 million for the quarter and six months ended June 30, 2001 compared to the same prior year periods. This decline reflected an $8.0 million quarterly and $15.3 million year-to-date decrease in gains from the sale of mortgage loans to third-party conduits, partially offset by higher secondary marketing gains on the bulk sale of mortgage loans and servicing. Portfolio income, adjusted for the impact of the IFC sale, decreased by $600 thousand and $1.2 million for the quarter and six months ended June 30, 2001 compared to the same periods of 2000. This decrease was the result of fewer sales of AFS securities in 2001. While higher on a year-to-date basis, trust income was lower in the second quarter of 2001 compared to the prior year period, reflecting a drop in net assets under management, primarily as a result of declining market values. Management anticipates that sustainable NIR growth in a range of five to eight percent may be achievable over the next twelve months.

   Noninterest expenses (NIE) decreased from the prior year by 28.8 percent and
24.2 percent for the three months and six months ended June 30, 2001. Excluding the impact of merger-related charges and expenses related to IFC, NIE increased
2.0 percent or $5.7 million for the quarter compared to $286.3 million in NIE for the same period of 2000. The increase primarily reflected higher salaries and employee benefits and communication expenses partially offset by decreases in equipment expense, postage and supplies costs and marketing expenses. On a year-to-date basis, NIE remained flat compared to the adjusted NIE amount of $579.9 million for the first six months of 2000 with increases in salaries and employee benefits and communication expense partially offset by decreases in marketing, net occupancy and equipment expense. Salaries and employee benefits increased $7.7 million and $3.5 million for the quarter and year-to-date periods, respectively, compared to the same periods a year ago, adjusted for the IFC sale. This increase reflected higher incentive accruals related to improved performance. Communications expense, primarily driven by computer line and wide-area network expense, increased $671 thousand on a quarterly basis and $1.6 million year-to-date compared to corresponding periods in 2000, excluding IFC. Partially offsetting these increases, marketing expense, excluding the impact of IFC, decreased $462 thousand or 5.1 percent and $3.9 million or 18.6 percent for the second quarter and first six months of 2001. The decrease was primarily due to cost control initiatives implemented in 2000. Equipment expense, excluding IFC, decreased for the quarter by 2.7 percent to $30.2 million and 4.2 percent on a year-to-date basis, primarily due to synergies achieved as a result of the merger with First American. Postage and supplies, excluding IFC, decreased $1.6 million for the three month period ended June 30, 2001, primarily due to charges taken in the second quarter of 2000 related to the stocking of forms at former First American branches. Net occupancy expense, while increasing slightly in the second quarter, was lower by $1.1 million year-to-date, adjusting for 2000 expenses related to IFC. As a result of the sale of IFC, no expenses for subscriber commissions were incurred in 2001, compared to $27.3 million and $57.9 million in the second quarter and first six months of last year. NIE growth is estimated to be in the range of three to five percent over the next twelve months excluding the impact of the amortization of goodwill.

 Capital Adequacy

   At June 30, 2001, shareholders' equity totaled $2.9 billion or 7.6 percent of total assets. Since December 31, 2000, shareholders' equity increased $94.0 million primarily as a result of net income for the six months of $259.7 million. In addition, shareholders' equity increased $86.8 million as a result of higher valuation of the AFS portfolio, of which $26.6 million was a result of transferring approximately $2.1 billion of securities from held-to-maturity to available-for-sale in conjunction with AmSouth's adoption of Statement 133. The increase in shareholders' equity also reflected $12.8 million of other comprehensive income associated with cash flow hedges, of which $5.7 million was related to the initial adoption of Statement 133. These increases in shareholders' equity were offset by the declaration of dividends of $159.2 million and the purchase of 7.5 million shares of AmSouth common stock for $129.4 million during the first six months of 2001.

   Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2001 and 2000. At June 30, 2001, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2001.

                           Table 1--Financial Summary

                                                        June 30
                                                -----------------------   %
                                                   2001        2000     Change
                                                ----------- ----------- ------
                                                        (In thousands)
Balance sheet summary
End-of-period balances:
  Loans net of unearned income................. $24,740,424 $25,589,410  (3.3)%
  Total assets.................................  38,447,223  42,596,066  (9.7)
  Total deposits...............................  25,984,901  27,898,918  (6.9)
  Shareholders' equity.........................   2,907,451   2,820,951   3.1

Year-to-date average balances:
  Loans net of unearned income................. $24,671,034 $26,661,764  (7.5)%
  Total assets.................................  38,438,335  43,492,251 (11.6)
  Total deposits...............................  26,042,410  27,835,856  (6.4)
  Shareholders' equity.........................   2,845,837   2,925,475  (2.7)

                         Six Months Ended           Three Months Ended
                              June 30                     June 30
                         ------------------    %    --------------------    %
                           2001      2000    Change   2001       2000     Change
                         --------  --------  ------ ---------  ---------  ------
                                (In thousands except per share data)
Earnings summary
  Net income............ $259,732  $238,834    8.8% $ 133,521  $  99,897   33.7%
  Earnings per common
   share................     0.70      0.61   14.8       0.36       0.26   38.5
  Diluted earnings per
   common share.........     0.70      0.61   14.8       0.36       0.26   38.5
  Return on average
   assets (annualized)..     1.36%     1.10%             1.40%      0.93%
  Return on average
   equity (annualized)..    18.40     16.42             18.72      13.84
  Operating efficiency..    54.25     64.35             53.42      68.99

Selected ratios
  Average equity to
   assets...............     7.40%     6.73%             7.45%      6.69%
  End-of-period equity
   to assets............     7.56      6.62              7.56       6.62
  End-of-period tangible
   equity to assets.....     6.78      5.77              6.78       5.77
  Allowance for loan
   losses to loans net
   of unearned income...     1.54      1.35              1.54       1.35

Common stock data
  Cash dividends
   declared............. $   0.42  $   0.40         $    0.21  $    0.20
  Book value at end of
   period...............     7.88      7.45              7.88       7.45
  Market value at end of
   period...............    18.49     15.75             18.49      15.75
  Average common shares
   outstanding..........  370,457   389,138           368,688    386,682
  Average common shares
   outstanding-diluted..  373,695   392,035           372,464    389,571

     Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                       2001                           2000
                          ------------------------------- ------------------------------
                             Six Months Ended June 30       Six Months Ended June 30
                          ------------------------------- ------------------------------
                            Average      Revenue/  Yield/   Average     Revenue/  Yield/
                            Balance      Expense    Rate    Balance     Expense    Rate
                          ------------------------ ------ -----------  ---------- ------
                                (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
 Loans net of unearned
  income................. $ 24,671,034  $1,043,467  8.53% $26,661,764  $1,147,316  8.65%
 Available-for-sale
  securities:
   Taxable...............    4,033,123     154,831  7.74    6,001,819     199,476  6.68
   Tax-free..............       92,369       3,555  7.76       66,194       2,283  6.94
                          ------------  ----------        -----------  ----------
   Total available-for-
    sale securities......    4,125,492     158,386  7.74    6,068,013     201,759  6.69
                          ------------  ----------        -----------  ----------
 Held-to-maturity
  securities:
   Taxable...............    4,220,706     143,165  6.84    6,567,783     224,955  6.89
   Tax-free..............      344,767      12,656  7.40      389,352      14,109  7.29
                          ------------  ----------        -----------  ----------
   Total held-to-maturity
    securities...........    4,565,473     155,821  6.88    6,957,135     239,064  6.91
                          ------------  ----------        -----------  ----------
     Total investment
      securities.........    8,690,965     314,207  7.29   13,025,148     440,823  6.81
 Other interest-earning
  assets.................    1,678,056      46,826  5.63      254,437       8,461  6.69
                          ------------  ----------        -----------  ----------
   Total interest-earning
    assets...............   35,040,055   1,404,500  8.08   39,941,349   1,596,600  8.04
Cash and other assets....    3,716,218                      4,141,671
Allowance for loan loss-
 es......................     (381,103)                      (353,910)
Market valuation on
 available-for-sale
 securities..............       63,165                       (236,859)
                          ------------                    -----------
                          $ 38,438,335                    $43,492,251
                          ============                    ===========
Liabilities and Shareholders' Equity
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits............... $  9,805,681     155,668  3.20  $ 9,300,418     151,603  3.28
 Savings deposits........    1,215,385       9,550  1.58    2,037,632      26,155  2.58
 Time deposits...........    7,770,415     227,124  5.89    7,606,411     206,928  5.47
 Foreign time deposits...      305,794       6,231  4.11    1,361,780      39,098  5.77
 Certificates of deposit
  of $100,000 or more....    2,420,238      72,549  6.04    2,795,775      79,004  5.68
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase.............    2,291,976      48,985  4.31    3,882,036     102,486  5.31
 Other interest-bearing
  liabilities............    6,360,111     185,074  5.87    8,216,681     241,176  5.90
                          ------------  ----------        -----------  ----------
   Total interest-bearing
    liabilities..........   30,169,600     705,181  4.71   35,200,733     846,450  4.84
                                        ----------  ----               ----------  ----
Net interest spread......                           3.37%                          3.20%
                                                    ====                           ====
Noninterest-bearing de-
 mand deposits...........    4,524,897                      4,733,840
Other liabilities........      898,001                        632,203
Shareholders' equity.....    2,845,837                      2,925,475
                          ------------                    -----------
                          $ 38,438,335                    $43,492,251
                          ============                    ===========
Net interest
 income/margin on a
 taxable equivalent
 basis...................                  699,319  4.02%                 750,150  3.78%
                                                    ====                           ====
Taxable equivalent ad-
 justment:
 Loans...................                   15,523                         17,669
 Available-for-sale
  securities.............                    2,481                          1,706
 Held-to-maturity
  securities.............                    8,098                          9,566
                                        ----------                     ----------
   Total taxable
    equivalent
    adjustment...........                   26,102                         28,941
                                        ----------                     ----------
     Net interest
      income.............               $  673,217                     $  721,209
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                              2001                                                                    2000
                     --------------------------------------------------------- --------------------------------------------------
                           Second Quarter                First Quarter               Fourth Quarter                Third Quarter
                     ---------------------------- ---------------------------- ---------------------------- ---------------------
                       Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue/
                       Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                     -----------  -------- ------ -----------  -------- ------ -----------  -------- ------ -----------  --------
                                                                   (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning
assets:
 Loans net of
 unearned income...  $24,695,993  $512,895  8.33% $24,645,798  $530,572  8.73% $24,599,887  $556,775  9.00% $25,613,223  $573,685
 Available-for-sale
 securities:.......
  Taxable..........    4,163,800    82,981  7.99    3,900,993    71,850  7.47    1,869,932    34,361  7.31    5,678,994    94,775
  Tax-free.........       89,578     1,725  7.72       95,192     1,830  7.80       62,293     1,136  7.25       64,747     1,145
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total available-
  for-sale
  securities.......    4,253,378    84,706  7.99    3,996,185    73,680  7.48    1,932,225    35,497  7.31    5,743,741    95,920
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
 Held-to-maturity
 securities:
  Taxable..........    4,185,593    70,594  6.76    4,256,209    72,571  6.91    6,298,607   108,737  6.87    6,445,507   110,990
  Tax-free.........      341,906     6,340  7.44      347,660     6,316  7.37      395,589     7,078  7.12      397,506     7,170
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total held-to-
  maturity
  securities.......    4,527,499    76,934  6.82    4,603,869    78,887  6.95    6,694,196   115,815  6.88    6,843,013   118,160
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
   Total investment
   securities......    8,780,877   161,640  7.38    8,600,054   152,567  7.19    8,626,421   151,312  6.98   12,586,754   214,080
 Other interest-
 earning assets....    1,470,097    19,711  5.38    1,888,326    27,115  5.82    2,123,852    36,453  6.83      262,352     4,211
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total interest-
  earning assets...   34,946,967   694,246  7.97   35,134,178   710,254  8.20   35,350,160   744,540  8.38   38,462,329   791,976
Cash and other
assets.............    3,726,748                    3,705,571                    3,657,475                    3,925,391
Allowance for loan
losses.............     (380,983)                    (381,223)                    (367,361)                    (348,796)
Market valuation on
available-for-sale
securities.........       86,153                       39,921                       (8,998)                    (178,535)
                     -----------                  -----------                  -----------                  -----------
                     $38,378,885                  $38,498,447                  $38,631,276                  $41,860,389
                     ===========                  ===========                  ===========                  ===========
Liabilities and Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...  $ 9,902,714    72,061  2.92  $ 9,707,570    83,607  3.49  $ 9,401,061    88,712  3.75  $ 9,502,341    87,349
 Savings deposits..    1,219,045     4,641  1.53    1,211,685     4,909  1.64    1,244,649     5,224  1.67    1,333,857     5,651
 Time deposits.....    7,716,673   110,539  5.75    7,824,754   116,585  6.04    8,010,342   122,922  6.10    7,816,704   115,863
 Foreign time
 deposits..........      279,454     2,434  3.49      332,426     3,797  4.63      397,954     5,622  5.62    1,234,991    19,820
 Certificates of
 deposit of
 $100,000 or more..    2,323,449    34,082  5.88    2,518,103    38,467  6.20    2,659,888    42,201  6.31    2,861,681    45,019
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....    2,243,192    21,368  3.82    2,341,302    27,617  4.78    2,388,137    32,909  5.48    3,540,942    53,015
 Other interest-
 bearing
 liabilities.......    6,336,607    90,082  5.70    6,383,876    94,992  6.03    6,485,954   102,391  6.28    7,411,097   118,175
                     -----------  --------        -----------  --------        -----------  --------        -----------  --------
  Total interest-
  bearing
  liabilities......   30,021,134   335,207  4.48   30,319,716   369,974  4.95   30,587,985   399,981  5.20   33,701,613   444,892
                                  --------  ----               --------  ----               --------  ----               --------
 Net interest
 spread............                         3.49%                        3.25%                        3.18%
                                            ====                         ====                         ====
 Noninterest-
 bearing demand
 deposits..........    4,566,584                    4,482,747                    4,527,554                    4,640,946
 Other
 liabilities.......      930,883                      864,755                      758,421                      744,397
 Shareholders'
 equity............    2,860,284                    2,831,229                    2,757,316                    2,773,433
                     -----------                  -----------                  -----------                  -----------
                     $38,378,885                  $38,498,447                  $38,631,276                  $41,860,389
                     ===========                  ===========                  ===========                  ===========
Net interest
income/margin on a
taxable equivalent
basis..............                359,039  4.12%               340,280  3.93%               344,559  3.88%               347,084
                                            ====                         ====                         ====
Taxable equivalent
adjustment:
 Loans.............                 10,405                        5,118                       18,786                        3,773
 Available-for-sale
 securities........                  1,224                        1,257                          882                          822
 Held-to-maturity
 securities........                  4,036                        4,062                        4,775                        4,711
                                  --------                     --------                     --------                     --------
  Total taxable
  equivalent
  adjustment.......                 15,665                       10,437                       24,443                        9,306
                                  --------                     --------                     --------                     --------
   Net interest
   income..........               $343,374                     $329,843                     $320,116                     $337,778
                                  ========                     ========                     ========                     ========
                                  Second Quarter
                            ----------------------------
                     Yield/   Average    Revenue/ Yield/
                      Rate    Balance    Expense   Rate
                     ------ ------------ -------- ------
Assets
Interest-earning
assets:
 Loans net of
 unearned income...   8.91% $26,642,183  $584,125  8.82%
 Available-for-sale
 securities:.......
  Taxable..........   6.64    5,989,040    99,186  6.66
  Tax-free.........   7.04       66,625     1,100  6.64
                            ------------ --------
  Total available-
  for-sale
  securities.......   6.64    6,055,665   100,286  6.66
                            ------------ --------
 Held-to-maturity
 securities:
  Taxable..........   6.85    6,522,650   112,119  6.91
  Tax-free.........   7.18      391,612     7,147  7.34
                            ------------ --------
  Total held-to-
  maturity
  securities.......   6.87    6,914,262   119,266  6.94
                            ------------ --------
   Total investment
   securities......   6.77   12,969,927   219,552  6.81
 Other interest-
 earning assets....   6.39      234,593     3,740  6.41
                            ------------ --------
  Total interest-
  earning assets...   8.19   39,846,703   807,417  8.15
Cash and other
assets.............           4,148,144
Allowance for loan
losses.............            (352,305)
Market valuation on
available-for-sale
securities.........            (252,612)
                            ------------
                            $43,389,930
                            ============
Liabilities and Shareholders'
Equity
Interest-bearing
liabilities:
 Interest-bearing
 demand deposits...   3.66  $ 9,514,403    79,878  3.38
 Savings deposits..   1.69    1,722,267     9,566  2.23
 Time deposits.....   5.90    7,593,438   105,684  5.60
 Foreign time
 deposits..........   6.38    1,427,241    21,341  6.01
 Certificates of
 deposit of
 $100,000 or more..   6.26    2,813,227    40,744  5.83
 Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase.....   5.96    3,720,045    51,032  5.52
 Other interest-
 bearing
 liabilities.......   6.34    8,266,919   124,080  6.04
                            ------------ --------
  Total interest-
  bearing
  liabilities......   5.25   35,057,540   432,325  4.96
                     ------              -------- ------
 Net interest
 spread............   2.94%                        3.19%
                     ======                       ======
 Noninterest-
 bearing demand
 deposits..........           4,770,285
 Other
 liabilities.......             658,389
 Shareholders'
 equity............           2,903,716
                            ------------
                            $43,389,930
                            ============
Net interest
income/margin on a
taxable equivalent
basis..............   3.59%               375,092  3.79%
                     ======                       ======
Taxable equivalent
adjustment:
 Loans.............                        16,785
 Available-for-sale
 securities........                           848
 Held-to-maturity
 securities........                         4,823
                                         --------
  Total taxable
  equivalent
  adjustment.......                        22,456
                                         --------
   Net interest
   income..........                      $352,636
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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                        Mature During
                       -------------------------------------------------------
                       2001   2002   2003   2004   2005   2008   2009   Total
                       -----  -----  -----  -----  -----  -----  -----  ------
                                    (Dollars in millions)
Receive fixed swaps:
  Notional amount..... $ 160  $ 971  $ 290  $ 300  $ 150  $ 175  $ 175  $2,221
  Receive rate........  6.31%  6.62%  6.34%  6.23%  6.25%  6.13%  6.22%   6.42%
  Pay rate............  3.97%  3.98%  3.96%  3.95%  4.06%  4.21%  4.06%   4.00%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from June 30, 2001. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.

                       Table 5--Loans and Credit Quality

                                                                        Net Charge-offs
                                 Loans*          Nonperforming Loans** Six Months Ended
                                 June 30                June 30             June 30
                         ----------------------- --------------------- -----------------
                            2001        2000        2001       2000      2001     2000
                         ----------- ----------- ---------- ---------- -------- --------
                                                 (In thousands)
Commercial:
  Commercial and
   industrial........... $ 7,075,237 $ 7,790,674 $  124,574 $   34,454 $ 38,517 $ 12,084
  Commercial loans--
   secured by real
   estate...............   1,687,629   1,769,436     20,780     34,374    1,906    2,293
                         ----------- ----------- ---------- ---------- -------- --------
    Total commercial....   8,762,866   9,560,110    145,354     68,828   40,423   14,377
                         ----------- ----------- ---------- ---------- -------- --------
Commercial real estate:
  Commercial real estate
   mortgages............   2,263,335   2,377,687     20,206     23,777      402     (179)
  Real estate
   construction.........   2,498,698   2,329,024     12,846      5,666      329      458
                         ----------- ----------- ---------- ---------- -------- --------
    Total commercial
     real estate........   4,762,033   4,706,711     33,052     29,443      731      279
                         ----------- ----------- ---------- ---------- -------- --------
Consumer:
  Residential first
   mortgages............   1,528,525   1,410,327     12,514     10,960      612      497
  Equity loans and
   lines................   4,867,885   4,511,889      5,183      7,491    6,698    3,949
  Dealer indirect.......   3,169,281   3,651,564          1        314   18,647   17,452
  Revolving credit......     497,933     467,648        -0-        -0-   10,429    6,916
  Other consumer........   1,151,901   1,281,161      1,016      2,046    6,531    4,642
                         ----------- ----------- ---------- ---------- -------- --------
    Total consumer......  11,215,525  11,322,589     18,714     20,811   42,917   33,456
                         ----------- ----------- ---------- ---------- -------- --------
                         $24,740,424 $25,589,410 $  197,120 $  119,082 $ 84,071 $ 48,112
                         =========== =========== ========== ========== ======== ========

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due and $35.6 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000.

                       Table 6--Allowance for Loan Losses

                                   2001                          2000
                          ----------------------- -----------------------------------
                          2nd Quarter 1st Quarter 4th Quarter 3rd Quarter 2nd Quarter
                          ----------- ----------- ----------- ----------- -----------
                                            (Dollars in thousands)
Balance at beginning of
 period.................   $380,646    $380,434    $365,164    $346,030    $353,784
Loans charged off.......    (57,478)    (50,506)    (55,221)    (48,319)    (34,471)
Recoveries of loans
 previously charged
 off....................     11,395      12,518      14,411      12,890      11,743
                           --------    --------    --------    --------    --------
Net charge-offs.........    (46,083)    (37,988)    (40,810)    (35,429)    (22,728)
Addition to allowance
 charged to expense          46,100      38,200      55,600     123,800      22,800
Allowance
 sold/transferred, net..        -0-         -0-         -0-     (69,091)     (5,500)
Allowance transferred to
 other liabilities......        -0-         -0-         480        (146)     (2,326)
                           --------    --------    --------    --------    --------
Balance at end of
 period.................   $380,663    $380,646    $380,434    $365,164    $346,030
                           ========    ========    ========    ========    ========
Allowance for loan
 losses to loans net of
 unearned income........       1.54%       1.55%       1.55%       1.49%       1.35%
Allowance for loan
 losses to nonperforming
 loans*.................     193.11%     181.84%     211.75%     249.99%     290.58%
Allowance for loan
 losses to nonperforming
 assets*................     170.18%     167.02%     193.82%     224.46%     256.94%
Net charge-offs to
 average loans net of
 unearned income
 (annualized)...........       0.75%       0.63%       0.66%       0.55%       0.34%

--------
* Exclusive of accruing loans 90 days past due and $35.6 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000.

                         Table 7--Nonperforming Assets

                                2001                        2000
                          ------------------  ---------------------------------
                          June 30   March 31  December 31 September 30 June 30
                          --------  --------  ----------- ------------ --------
                                        (Dollars in thousands)
Nonaccrual loans........  $197,120  $209,333   $179,659     $146,069   $119,082
Foreclosed properties...    20,380    13,688     12,360       12,714     13,780
Repossessions...........     6,177     4,888      4,259        3,906      1,810
                          --------  --------   --------     --------   --------
  Total nonperforming
   assets*..............  $223,677  $227,909   $196,278     $162,689   $134,672
                          ========  ========   ========     ========   ========
Nonperforming assets* to
 loans net of unearned
 income, foreclosed
 properties and
 repossessions..........      0.90%     0.93%      0.80%        0.66%      0.53%
Accruing loans 90 days
 past due...............  $ 88,747  $ 89,237   $ 85,410     $ 78,314   $ 70,800

--------
* Exclusive of accruing loans 90 days past due and $35.6 million of nonperforming assets classified as held for accelerated disposition at June 30, 2000.

                         Table 8--Investment Securities

                                        June 30, 2001         June 30, 2000
                                    --------------------- ---------------------
                                     Carrying    Market    Carrying    Market
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Held-to-maturity:
  U.S. Treasury and federal agency
   securities...................... $2,868,385 $2,909,346 $5,077,783 $4,941,889
  Other securities.................  1,297,765  1,316,900  1,453,111  1,404,206
  State, county and municipal secu-
   rities..........................    342,377    355,991    401,722    380,736
                                    ---------- ---------- ---------- ----------
                                    $4,508,527 $4,582,237 $6,932,616 $6,726,831
                                    ========== ========== ========== ==========
Available-for-sale:
  U.S. Treasury and federal agency
   securities...................... $3,534,854            $5,089,222
  Other securities.................    872,491               775,358
  State, county and municipal secu-
   rities..........................     96,549                71,400
                                    ----------            ----------
                                    $4,503,894            $5,935,980
                                    ==========            ==========

--------
NOTES:

1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 2001, were approximately 4.7 years and 6.66%, respectively. Included in the combined portfolios was $7.5 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 2001, were approximately
   4.3 years and 6.63%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.1 years.

2. The available-for-sale portfolio included net unrealized gains of $98.1 million and unrealized losses of $206.3 million at June 30, 2001 and 2000, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                                    June 30
                                                              -------------------
                                                                2001      2000
                                                              -------- ----------
                                                                (In thousands)
Other borrowed funds:
  Short-term bank notes...................................... $ 50,000 $  650,000
  Treasury, tax and loan notes...............................   25,000    537,735
  Commercial paper...........................................   13,210     14,826
  Short-term Federal Home Loan Bank advances.................      -0-    350,000
  Other short-term debt......................................   59,599     52,850
                                                              -------- ----------
    Total other borrowed funds............................... $147,809 $1,605,411
                                                              ======== ==========
Other long-term debt:
  6.45% Subordinated Notes Due 2018.......................... $303,274 $  303,771
  6.125% Subordinated Notes Due 2009.........................  174,568    174,423
  6.75% Subordinated Debentures Due 2025.....................  149,924    149,906
  7.75% Subordinated Notes Due 2004..........................  149,733    149,641
  7.25% Senior Notes Due 2006................................   99,655     99,548
  6.875% Subordinated Notes Due 2003.........................   49,942     49,895
  6.625% Subordinated Notes Due 2005.........................   49,762     49,709
  Other long-term debt.......................................    8,195      3,915
  Statement 133 valuation adjustment.........................    7,000        -0-
                                                              -------- ----------
    Total other long-term debt............................... $992,053 $  980,808
                                                              ======== ==========

                      Table 10--Capital Amounts and Ratios

                                                          June 30
                                             ----------------------------------
                                                   2001              2000
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 capital:
  AmSouth................................... $2,590,226  7.70% $2,668,147  7.37%
  AmSouth Bank..............................  3,278,150  9.77   3,283,431  9.03

Total capital:
  AmSouth................................... $3,716,964 11.04% $3,809,992 10.53%
  AmSouth Bank..............................  3,970,705 11.83   3,941,495 10.84

Leverage:
  AmSouth................................... $2,590,226  6.80% $2,668,147  6.20%
  AmSouth Bank..............................  3,278,150  8.62   3,283,431  7.65

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

Item 4. Submission of Matters to a Vote of Security Holders

   The regular Annual Meeting of Shareholders of AmSouth was held on April 19, 2001, at which meeting the shareholders (i) elected four nominees as directors, and (ii) approved an amendment to AmSouth's 1996 Long Term Incentive Compensation Plan to increase the number of shares of common stock reserved under the plan. The following is a tabulation of the voting on these matters.

                             ELECTION OF DIRECTORS

                                                   Votes                 Broker
   Names                              Votes For   Withheld  Abstentions Nonvotes
   -----                             ----------- ---------- ----------- --------
   Rodney C. Gilbert................ 295,150,636 11,241,368     N/A       -0-
   Victoria B. Jackson.............. 293,101,829 13,290,175     N/A       -0-
   Claude B. Nielsen................ 295,195,700 11,196,304     N/A       -0-
   Benjamin F. Payton............... 295,144,505 11,247,499     N/A       -0-

            AMENDMENT OF 1996 LONG TERM INCENTIVE COMPENSATION PLAN

                              Votes                                              Broker
         Votes For           Against                 Abstentions                Nonvotes
         ---------           -------                 -----------                --------
        194,116,047         46,353,294                6,987,670                58,934,993

Item 6. Exhibits and Reports on Form 8-K

     Item 6(a) -- Exhibits

     The exhibits listed in the Exhibit Index at page 29 of this Form 10-Q are filed herewith or are incorporated by reference herein.

     Item 6(b) -- Reports on Form 8-K

     No reports on Form 8-K were filed by AmSouth during the period April 1, 2001 to June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001                                     /s/ C. Dowd Ritter
                                          By: _________________________________
                                                      C. Dowd Ritter
                                                  Chairman, President and
                                                  Chief Executive Officer

August 13, 2001                                    /s/ Donald R. Kimble
                                          By: _________________________________
                                                     Donald R. Kimble
                                                 Executive Vice President,
                                                 Chief Accounting Officer
                                                      and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

     3-a Restated Certificate of Incorporation of AmSouth Bancorporation (1)

     3-b By-Laws of AmSouth Bancorporation (2)

     10-a 1996 Long Term Incentive Compensation Plan, as amended (3)

     15 Letter Re: Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.
(3) Filed as Appendix B to AmSouth's Proxy Statement, dated March 12, 2001, for the Annual Meeting of Shareholders on April 19, 2001, incorporated herein by reference.