Form 10-Q
period 2001-09-30
AMSOUTH BANCORPORATION
filed 2001-11-14
CIK 3133

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

For the Quarterly Period Ended September 30, 2001  Commission file number 1-7476


                               -----------------

                            AmSouth Bancorporation
            (Exact Name of registrant as specified in its charter)

                      Delaware                 63-0591257
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

                AmSouth--Sonat Tower
               1900 Fifth Avenue North
                 Birmingham, Alabama              35203
                (Address of principal          (Zip Code)
                 executive offices)

                                (205) 320-7151
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2001, AmSouth Bancorporation had 364,421,000 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information
     Item 1. Financial Statements (Unaudited)
          Consolidated Statement of Condition--September 30, 2001, December 31, 2000, and
            September 30, 2000...................................................................   3
          Consolidated Statement of Earnings--Nine months and three months ended
            September 30, 2001 and 2000..........................................................   4
          Consolidated Statement of Shareholders' Equity--Nine months ended September 30,
            2001.................................................................................   5
          Consolidated Statement of Cash Flows--Nine months ended September 30, 2001 and
            2000.................................................................................   6
          Notes to Consolidated Financial Statements.............................................   7
          Independent Accountants' Review Report.................................................  12
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................  13
     Item 3. Quantitative and Qualitative Disclosures About Market Rate Risk.....................  25
Part II. Other Information
     Item 1. Legal Proceedings...................................................................  25
     Item 6. Exhibits and Reports on Form 8-K....................................................  25
Signatures.......................................................................................  26
Exhibit Index....................................................................................  27

   Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management's plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Factors that could cause future results to vary from current management expectations include, but are not limited to: the execution of AmSouth's strategic initiatives; legislation; general economic conditions, especially in the Southeast; changes in interest rates, yield curves and interest rate spread relationships; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth's loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental, and regulatory factors affecting AmSouth's operations, products, services, compliance costs and prices; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. The terrorist attacks of September 11, 2001 have had a negative impact on the economy. It is impossible to predict what future effect these events or any United States response may have. To the extent there is a prolonged negative impact on the economy, the effects may include adverse changes in customers' borrowing, investing or spending patterns, market disruptions, currency fluctuations, exchange controls, restriction of asset growth, negative effects on credit quality and other effects that could adversely impact the performance, earnings and revenue growth of the financial services industry, including AmSouth. Forward-looking statements in this report speak only as of the date of this report. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                    PART I
                             FINANCIAL INFORMATION
                   Item 1. Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                                                                     September 30 December 31  September 30
                                                                                         2001        2000          2000
                                                                                     ------------ -----------  ------------
                                                                                                 (In thousands)
A S S E T S
Cash and due from banks............................................................. $ 1,035,436  $ 1,276,431  $ 1,152,088
Federal funds sold and securities purchased under agreements to resell..............     300,000    2,155,665      205,465
Trading securities..................................................................      18,906       11,942       13,079
Available-for-sale securities.......................................................   4,749,826    1,908,917    1,939,431
Held-to-maturity securities (market value of $4,535,163, $6,729,880 and $6,620,957,
 respectively)......................................................................   4,389,327    6,650,439    6,754,735
Loans held for sale.................................................................     161,103       92,811    1,041,632
Loans...............................................................................  25,534,112   25,088,186   24,914,228
Less: Allowance for loan losses.....................................................     360,717      380,434      365,164
      Unearned income...............................................................     633,052      471,751      432,436
                                                                                     -----------  -----------  -----------
         Net loans..................................................................  24,540,343   24,236,001   24,116,628
Other interest-earning assets.......................................................     337,625       61,060    1,536,012
Premises and equipment, net.........................................................     677,916      634,201      635,481
Accrued interest receivable and other assets........................................   2,054,323    1,908,511    2,013,330
                                                                                     -----------  -----------  -----------
                                                                                     $38,264,805  $38,935,978  $39,407,881
                                                                                     ===========  ===========  ===========
L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y
Deposits and interest-bearing liabilities:
   Deposits:
      Noninterest-bearing demand.................................................... $ 4,715,663  $ 4,934,466  $ 4,601,826
      Interest-bearing demand.......................................................  10,161,426    9,579,868    9,503,470
      Savings.......................................................................   1,221,159    1,212,652    1,283,441
      Time..........................................................................   7,324,214    7,841,567    8,111,633
      Foreign time..................................................................     290,527      503,414      341,440
      Certificates of deposit of $100,000 or more...................................   2,160,959    2,551,337    2,948,621
                                                                                     -----------  -----------  -----------
         Total deposits.............................................................  25,873,948   26,623,304   26,790,431
   Federal funds purchased and securities sold under agreements to repurchase          2,071,030    2,320,264    2,253,812
   Other borrowed funds                                                                   81,173      536,848      833,421
   Long-term Federal Home Loan Bank advances                                           5,106,188    4,898,308    5,013,982
   Other long-term debt                                                                1,025,167      985,097      980,759
                                                                                     -----------  -----------  -----------
         Total deposits and interest-bearing liabilities............................  34,157,506   35,363,821   35,872,405
Accrued expenses and other liabilities..............................................   1,136,637      758,750      773,790
                                                                                     -----------  -----------  -----------
         Total liabilities..........................................................  35,294,143   36,122,571   36,646,195
                                                                                     -----------  -----------  -----------
Shareholders' equity:...............................................................
   Preferred stock--no par value:
   Authorized--2,000,000 shares; Issued and outstanding--none                                -0-          -0-          -0-
   Common stock--par value $1 a share:
   Authorized--750,000,000 shares; Issued--416,935,522, 416,941,331 and
    416,948,890 shares, respectively                                                     416,935      416,941      416,949
   Capital surplus                                                                       697,996      691,677      690,953
   Retained earnings                                                                   2,618,080    2,466,048    2,420,968
   Cost of common stock in treasury--52,017,327, 43,134,387 and 41,811,565 shares,
    respectively                                                                        (813,814)    (651,328)    (636,395)
   Deferred compensation on restricted stock                                             (17,532)      (2,381)      (3,324)
   Accumulated other comprehensive income/(loss)                                          68,997     (107,550)    (127,465)
                                                                                     -----------  -----------  -----------
         Total shareholders' equity.................................................   2,970,662    2,813,407    2,761,686
                                                                                     -----------  -----------  -----------
                                                                                     $38,264,805  $38,935,978  $39,407,881
                                                                                     ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                                             Nine Months Ended    Three Months Ended
                                                                                September 30         September 30
                                                                           ---------------------  ------------------
                                                                              2001       2000       2001     2000
                                                                           ---------- ----------  -------- ---------
                                                                              (In thousands except per share data)
INTEREST INCOME
Loans..................................................................... $1,508,937 $1,699,559  $480,993 $ 569,912
Available-for-sale securities.............................................    240,699    295,151    84,794    95,098
Held-to-maturity securities...............................................    216,539    342,947    68,816   113,449
Trading securities........................................................        266      2,102       130       613
Loans held for sale.......................................................     13,200      6,569     3,698     2,285
Federal funds sold and securities purchased under agreements to resell....     43,108      2,731     7,836       897
Other interest-earning assets.............................................      4,018      1,270     2,102       416
                                                                           ---------- ----------  -------- ---------
      Total interest income...............................................  2,026,767  2,350,329   648,369   782,670
                                                                           ---------- ----------  -------- ---------
INTEREST EXPENSE
Interest-bearing demand deposits..........................................    217,629    238,952    61,961    87,349
Savings deposits..........................................................     13,367     31,806     3,817     5,651
Time deposits.............................................................    328,731    322,791   101,607   115,863
Foreign time deposits.....................................................      8,383     58,918     2,152    19,820
Certificates of deposit of $100,000 or more...............................    102,585    124,023    30,036    45,019
Federal funds purchased and securities sold under agreements to repurchase     64,649    155,501    15,664    53,015
Other borrowed funds......................................................      7,997     86,815     1,271    27,131
Long-term Federal Home Loan Bank advances.................................    220,905    221,422    72,855    73,370
Other long-term debt......................................................     43,267     51,114    12,969    17,674
                                                                           ---------- ----------  -------- ---------
      Total interest expense..............................................  1,007,513  1,291,342   302,332   444,892
                                                                           ---------- ----------  -------- ---------
NET INTEREST INCOME.......................................................  1,019,254  1,058,987   346,037   337,778
Provision for loan losses.................................................    133,500    172,000    49,200   123,800
                                                                           ---------- ----------  -------- ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......................    885,754    886,987   296,837   213,978
                                                                           ---------- ----------  -------- ---------
NONINTEREST REVENUES
Service charges on deposit accounts.......................................    191,128    170,959    64,688    57,273
Trust income..............................................................     85,138     85,635    28,050    29,083
Consumer investment services income.......................................     72,364    177,745    26,261    56,154
Bank owned life insurance policies........................................     40,393     36,633    12,959    12,204
Interchange income........................................................     41,458     37,070    14,377    12,123
Mortgage income...........................................................     20,033     13,144     8,567    (8,478)
Portfolio income..........................................................      9,802   (108,164)    3,507  (116,239)
Loss on sale of loans held for accelerated disposition....................        -0-    (23,414)      -0-   (21,656)
Dealer securitization loss................................................        -0-    (18,925)      -0-   (18,925)
Gains (losses) on sales of businesses.....................................        -0-         46       -0-      (492)
Other noninterest revenues................................................    101,982     99,259    33,941    29,479
                                                                           ---------- ----------  -------- ---------
      Total noninterest revenues..........................................    562,298    469,988   192,350    30,526
                                                                           ---------- ----------  -------- ---------
NONINTEREST EXPENSES
Salaries and employee benefits............................................    442,501    444,643   152,725   149,092
Equipment expense.........................................................     90,493     92,555    29,984    29,246
Net occupancy expense.....................................................     83,879     87,137    28,199    29,089
Postage and office supplies...............................................     36,498     38,430    12,299    12,725
Communications expense....................................................     31,282     30,620    10,111    10,593
Amortization of intangibles...............................................     25,548     28,941     8,486     9,395
Marketing expense.........................................................     26,541     28,458     9,458     7,480
Subscribers' commissions..................................................        -0-     82,618       -0-    24,739
Merger-related costs......................................................        -0-    110,178       -0-       -0-
Other noninterest expenses................................................    140,510    138,571    45,908    44,261
                                                                           ---------- ----------  -------- ---------
      Total noninterest expenses..........................................    877,252  1,082,151   297,170   316,620
                                                                           ---------- ----------  -------- ---------
INCOME/(LOSS) BEFORE INCOME TAXES.........................................    570,800    274,824   192,017   (72,116)
Income taxes/(benefits)...................................................    174,975     72,256    55,924   (35,850)
                                                                           ---------- ----------  -------- ---------
      NET INCOME/(LOSS)................................................... $  395,825 $  202,568  $136,093 $ (36,266)
                                                                           ========== ==========  ======== =========
Average common shares outstanding.........................................    368,945    384,808   365,970   376,240
Earnings/(Loss) per common share.......................................... $     1.07 $     0.53  $   0.37 $   (0.10)
Diluted average common shares outstanding.................................    372,489    387,724   370,116   376,240
Diluted earnings/(loss) per common share.................................. $     1.06 $     0.52  $   0.37 $   (0.10)

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                         Deferred     Accumulated
                                                                                       Compensation      Other
                                              Common   Capital   Retained   Treasury   on Restricted Comprehensive
                                              Stock    Surplus   Earnings    Stock         Stock         Loss        Total
                                             --------  -------- ----------  ---------  ------------- ------------- ----------
                                                                              (In thousands)
BALANCE AT JANUARY 1, 2001.................. $416,941  $691,677 $2,466,048  $(651,328)   $ (2,381)     $(107,550)  $2,813,407
Comprehensive income:
   Net income...............................      -0-       -0-    395,825        -0-         -0-            -0-      395,825
   Other comprehensive income, net of
    tax:....................................
    Cumulative effect of accounting
     change (net of $6,324 tax expense).....      -0-       -0-        -0-        -0-         -0-         32,262       32,262
    Change in unrealized gains on
     derivative instruments (net of
     $8,009 tax expense)....................      -0-       -0-        -0-        -0-         -0-         14,873       14,873
    Changes in unrealized gains and
     losses on available-for-sale
     securities, net of reclassification
     adjustment (net of $68,345 tax
     expense)...............................      -0-       -0-        -0-        -0-         -0-        129,412      129,412
                                                                                                                   ----------
Comprehensive income........................                                                                          572,372
Cash dividends declared.....................      -0-       -0-   (236,088)       -0-         -0-            -0-     (236,088)
Common stock transactions:..................
    Purchase of common stock................      -0-       -0-        -0-   (218,064)        -0-            -0-     (218,064)
    Employee stock plans....................       (6)    6,205     (7,361)    47,192     (15,151)           -0-       30,879
    Dividend reinvestment plan..............      -0-       114       (344)     8,386         -0-            -0-        8,156
                                             --------  -------- ----------  ---------    --------      ---------   ----------
BALANCE AT SEPTEMBER 30, 2001............... $416,935  $697,996 $2,618,080  $(813,814)   $(17,532)     $  68,997   $2,970,662
                                             ========  ======== ==========  =========    ========      =========   ==========
Disclosure of reclassification amount:
Unrealized holding gains on available-for-
 sale securities arising during the period..                                                           $ 134,561
Less: Reclassification adjustments for gains
 realized in net income.....................                                                               5,149
                                                                                                       ---------
Net unrealized gains on available-for-sale
 securities, net of tax.....................                                                           $ 129,412
                                                                                                       =========
Unrealized holding gains on derivatives
 arising during the period..................                                                           $  21,006
Less: Reclassifiction adjustment for gains
 realized in net income.....................                                                               6,133
                                                                                                       ---------
Net unrealized gains on derivatives, net of
 tax........................................                                                           $  14,873
                                                                                                       =========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
                                                          (In thousands)
 OPERATING ACTIVITIES
 Net income......................................... $   395,825  $   202,568
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses.......................     133,500      172,000
    Depreciation and amortization of premises and
     equipment......................................      66,370       64,127
    Amortization of premiums and discounts on
     held-to-maturity securities and
     available-for-sale securities..................     (17,319)       4,059
    Noncash portion of merger-related costs.........         -0-       67,052
    Net gain on branch sales........................         -0-       (7,668)
    Net (increase) decrease in loans held for sale..     (68,292)      32,349
    Net decrease in trading securities..............       6,539       27,239
    Net (gains) losses on sales of
     available-for-sale securities..................      (8,251)      98,280
    Gains on sales of loans to dealer conduits......         -0-       (9,323)
    Net loss on dealer securitization...............         -0-       18,925
    Write-down of mortgage conduit assets...........         -0-       24,751
    Gains on sales of loans to mortgage conduits....      (1,993)     (15,808)
    Gains on sales of business operations,
     subsidiaries, and other assets.................      (3,983)         -0-
    Net loss on loans held for accelerated
     disposition....................................         -0-       23,414
    Net increase in accrued interest receivable
     and other assets...............................    (119,449)    (211,429)
    Net increase (decrease) in accrued expenses
     and other liabilities..........................     117,902      (38,877)
    Provision for deferred income taxes.............     158,801       72,256
    Amortization of intangible assets...............      25,515       28,908
    Other operating activities, net.................      31,013       37,062
                                                     -----------  -----------
      Net cash provided by operating activities.....     716,178      589,885
                                                     -----------  -----------
 INVESTING ACTIVITIES
 Proceeds from maturities and prepayments of
  available-for-sale securities.....................     892,245      470,549
 Proceeds from sales of available-for-sale
  securities........................................     361,163    2,900,801
 Purchases of available-for-sale securities.........  (1,814,799)    (769,000)
 Proceeds from maturities, prepayments and calls
  of held-to-maturity securities....................   1,238,921      759,794
 Purchases of held-to-maturity securities...........    (939,830)    (449,472)
 Net decrease (increase) in federal funds sold and
  securities purchased under agreements to resell...   1,855,665      (73,273)
 Net increase in other interest-earning assets......    (276,565)     (23,605)
 Net increase in loans, excluding dealer
  securitization and mortgage and dealer conduits
  sales.............................................    (596,919)  (1,775,388)
 Proceeds from sales of loans to dealer conduits....         -0-    1,001,106
 Proceeds from sales of loans to mortgage conduits..     100,248    1,199,711
 Net purchases of premises and equipment............    (110,085)     (27,838)
 Net cash received (paid) on sales of branches,
  business operations, subsidiaries and other
  assets............................................      13,000      (37,664)
                                                     -----------  -----------
      Net cash provided by investing activities.....     723,044    3,175,721
                                                     -----------  -----------
 FINANCING ACTIVITIES
 Net decrease in deposits...........................    (766,532)    (898,025)
 Net decrease in federal funds purchased and
  securities sold under agreements to repurchase....    (249,234)  (1,841,935)
 Net decrease in other borrowed funds...............    (455,675)  (1,302,299)
 Issuance of long-term Federal Home Loan Bank
  advances and other long-term debt.................     600,983    5,375,000
 Payments for maturing long-term debt...............    (393,282)  (4,982,144)
 Cash dividends paid................................    (234,786)    (230,774)
 Proceeds from employee stock plans and dividend
  reinvestment plan.................................      36,373       49,218
 Purchase of common stock...........................    (218,064)    (345,044)
                                                     -----------  -----------
      Net cash used for financing activities........  (1,680,217)  (4,176,003)
                                                     -----------  -----------
 Decrease in cash and cash equivalents..............    (240,995)    (410,397)
 Cash and cash equivalents at beginning of period...   1,276,431    1,562,485
                                                     -----------  -----------
 Cash and cash equivalents at end of period......... $ 1,035,436  $ 1,152,088
                                                     ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 Nine Months Ended September 30, 2001 and 2000


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

   Accounting Changes--Effective January 1, 2001, AmSouth adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133), as amended, and, at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated as fair value hedges. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The after-tax transition adjustment associated with the adoption of Statement 133 was immaterial to net income and increased other comprehensive income by approximately $5,650,000, of which $2,031,000 is expected to be reclassified into earnings during 2001 due to the receipt of variable interest on its hedged variable rate loans. AmSouth also recorded an increase to other comprehensive income of $26,612,000 as a result of transferring $2,107,919,000 of securities from held-to-maturity to available-for-sale in conjunction with the adoption of Statement 133. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board (FASB) to date. The FASB continues to issue interpretive guidance which could require changes to AmSouth's application of Statement 133 and adjustments to the transition amounts.

   In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers occurring after March 31, 2001, except for certain paragraphs related to the isolation standards for financial institutions subject to receivership by the FDIC or other affected entities. For these entities, Statement 140's isolation standards will be effective for transfers of financial assets occurring after December 31, 2001. Therefore, affected institutions will have until December 31, 2001, to modify documents establishing securitization structures to comply with the new isolation standards. AmSouth is reviewing its conduit and securitization structures under this new isolation guidance and plans to make any necessary revisions in the structure of these transactions to ensure these sales comply with the new guidance. The expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. AmSouth has adopted the disclosure requirements and does not expect the remaining provisions of Statement 140 to have a material impact on its financial condition or results of operations.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

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

   Statement 141 will require upon adoption of Statement 142, that AmSouth evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in Statement 141. Upon adoption of Statement 142, AmSouth will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, AmSouth will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   As of the date of adoption, AmSouth expects to have unamortized goodwill in the amount of $288.6 million, and unamortized identifiable intangible assets in the amount of $18.3 million, all of which will be subject to the transition provisions of Statements 141 and 142. The full impact of adoption is yet to be determined, however, amortization expense related to goodwill was $32.5 million, or $.08 per share, and $22.1 million, or $.06 per share, for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supersedes FASB Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. This statement will be effective for AmSouth beginning January 2002. AmSouth does not anticipate that this statement will have a material impact on its financial condition or results of operations.

   Cash Flows--For the nine months ended September 30, 2001 and 2000, AmSouth paid interest of $1.0 billion and $1.3 billion, respectively. During the nine months ended September 30, 2001 and 2000, AmSouth received income tax refunds of $11.3 million and $6.3 million, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 2001 and 2000, were $30.3 and $22.9 million, respectively, and noncash transfers from foreclosed properties to loans were $687 thousand and $1.3 million, respectively. For the nine months ended September 30, 2001, AmSouth had noncash transfers from loans to available-for-sale securities and other assets of approximately $1.6 million and $1.0 million, respectively, in connection with the participation of loans to third-party conduits. For the same period of 2000, AmSouth had noncash transfers from loans to available-for-sale securities, other assets and other liabilities of approximately $30.8 million, $22.7 million and $11.4 million, respectively, in connection with the participation of loans to third-party conduits.

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

   Fair Value Hedging Strategy--AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth's exposure to interest rate risk by converting a portion of AmSouth's fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the nine-month period ended September 30, 2001, AmSouth recognized a net gain of $185,000 related to the ineffective portion of its hedging instruments.

   Cash Flow Hedging Strategy--AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $725 million of AmSouth's loans were designated as the hedged items to the interest rate swap agreements at September 30, 2001. During the nine-month period ended September 30, 2001, AmSouth recognized a net gain of $208,000 related to the ineffective portion of its hedging instruments.

   Comprehensive Income--Total comprehensive income was $213.1 million and $572.4 million for the three and nine months ended September 30, 2001 and $89.6 million and $324.0 million for the three and nine months ended September 30, 2000. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                               Three Months Ended Nine Months Ended
                                                  September 30      September 30
                                               -----------------  -----------------
                                                 2001     2000      2001     2000
                                               -------- --------  -------- --------
                                               (In thousands except per share data)
Earnings per common share computation:
Numerator:
   Net income/(loss).......................... $136,093 $(36,266) $395,825 $202,568
Denominator:
   Average common shares outstanding..........  365,970  376,240   368,945  384,808
Earnings/(Loss) per common share.............. $    .37 $  (0.10) $   1.07 $    .53
Diluted earnings per common share computation:
Numerator:
   Net income/(loss).......................... $136,093 $(36,266) $395,825 $202,568
Denominator:
   Average common shares outstanding..........  365,970  376,240   368,945  384,808
   Dilutive shares contingently issuable......    4,146      -0-     3,544    2,916
                                               -------- --------  -------- --------
   Average diluted common shares outstanding..  370,116  376,240   372,489  387,724
Diluted earnings/(loss) per common share...... $    .37 $  (0.10) $   1.06 $    .52

   Shareholders' Equity--On April 20, 2000, AmSouth's Board of Directors (The Board) approved the repurchase by AmSouth of up to 35.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through September 30, 2001, 34.5 million shares have been purchased under this authorization at a cost of $587.8 million. On September 19, 2001, The Board approved an additional 25 million shares of common stock for repurchase over the next two years. Through September, no shares had been repurchased under this authorization. Cash dividends of $0.21 per common share were declared in the third quarter of 2001. This represents a five percent increase over the dividend paid during the third quarter of 2000.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, non-deposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, ineffectiveness related to hedging strategies, net gains on sales of businesses and other assets, net gains on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. As a result of the sale of IFC Holdings, Inc. (IFC) at the end of the third quarter of 2000, all revenues and expenses of IFC for 2000 have been reclassified into Treasury & Other from Wealth Management. The following is a summary of the segment performance for the three months and nine months ended September 30, 2001 and 2000:

                                             Consumer  Commercial   Wealth   Treasury
                                             Banking    Banking   Management & Other      Total
                                            ---------- ---------- ---------- ---------  ----------
                                                                (In thousands)
Three Months Ended September 30, 2001
Net interest income from external customers $  133,806 $ 156,426   $   (291) $  56,096  $  346,037
Internal funding...........................    126,387   (55,287)     1,501    (72,601)        -0-
                                            ---------- ---------   --------  ---------  ----------
Net interest income........................    260,193   101,139      1,210    (16,505)    346,037
Noninterest revenues.......................     90,303    26,618     54,392     21,037     192,350
                                            ---------- ---------   --------  ---------  ----------
Total revenues.............................    350,496   127,757     55,602      4,532     538,387
Provision for loan losses..................     33,976    35,170        -0-    (19,946)     49,200
Noninterest expenses.......................    178,741    45,438     41,427     31,564     297,170
                                            ---------- ---------   --------  ---------  ----------
Income/(Loss) before income taxes..........    137,779    47,149     14,175     (7,086)    192,017
Income taxes/(benefits)....................     51,843    17,712      5,323    (18,954)     55,924
                                            ---------- ---------   --------  ---------  ----------
Segment net income......................... $   85,936 $  29,437   $  8,852  $  11,868  $  136,093
                                            ========== =========   ========  =========  ==========
Three Months Ended September 30, 2000
Net interest income from external customers $  109,437 $ 185,763   $   (302) $  42,880  $  337,778
Internal funding...........................    135,552   (88,773)     1,049    (47,828)        -0-
                                            ---------- ---------   --------  ---------  ----------
Net interest income........................    244,989    96,990        747     (4,948)    337,778
Noninterest revenues.......................     64,424    22,388     52,919   (109,205)     30,526
                                            ---------- ---------   --------  ---------  ----------
Total revenues.............................    309,413   119,378     53,666   (114,153)    368,304
Provision for loan losses..................     24,071    11,357        -0-     88,372     123,800
Noninterest expenses.......................    169,973    40,148     34,950     71,549     316,620
                                            ---------- ---------   --------  ---------  ----------
Income/(Loss) before income taxes..........    115,369    67,873     18,716   (274,074)    (72,116)
Income taxes/(benefits)....................     43,379    25,520      7,037   (111,786)    (35,850)
                                            ---------- ---------   --------  ---------  ----------
Segment net income/(loss).................. $   71,990 $  42,353   $ 11,679  $(162,288) $  (36,266)
                                            ========== =========   ========  =========  ==========
Nine Months Ended September 30, 2001
Net interest income from external customers $  349,829 $ 502,303   $ (1,017) $ 168,139  $1,019,254
Internal funding...........................    400,579  (205,809)     4,244   (199,014)        -0-
                                            ---------- ---------   --------  ---------  ----------
Net interest income........................    750,408   296,494      3,227    (30,875)  1,019,254
Noninterest revenues.......................    259,496    77,851    157,807     67,144     562,298
                                            ---------- ---------   --------  ---------  ----------
Total revenues.............................  1,009,904   374,345    161,034     36,269   1,581,552
Provision for loan losses..................     89,338    63,879        -0-    (19,717)    133,500
Noninterest expenses.......................    522,959   136,605    120,845     96,843     877,252
                                            ---------- ---------   --------  ---------  ----------
Income/(Loss) before income taxes..........    397,607   173,861     40,189    (40,857)    570,800
Income taxes/(benefits)....................    149,642    65,284     15,078    (55,029)    174,975
                                            ---------- ---------   --------  ---------  ----------
Segment net income......................... $  247,965 $ 108,577   $ 25,111  $  14,172  $  395,825
                                            ========== =========   ========  =========  ==========
Nine Months Ended September 30, 2000
Net interest income from external customers $  350,968 $ 597,893   $   (612) $ 110,738  $1,058,987
Internal funding...........................    381,748  (260,613)     2,564   (123,699)        -0-
                                            ---------- ---------   --------  ---------  ----------
Net interest income........................    732,716   337,280      1,952    (12,961)  1,058,987
Noninterest revenues.......................    238,685    65,016    150,496     15,791     469,988
                                            ---------- ---------   --------  ---------  ----------
Total revenues.............................    971,401   402,296    152,448      2,830   1,528,975
Provision for loan losses..................     64,332    19,208        -0-     88,460     172,000
Noninterest expenses.......................    527,732   115,825    109,907    328,687   1,082,151
                                            ---------- ---------   --------  ---------  ----------
Income/(Loss) before income taxes..........    379,337   267,263     42,541   (414,317)    274,824
Income taxes/(benefits)....................    142,630   100,491     15,995   (186,860)     72,256
                                            ---------- ---------   --------  ---------  ----------
Segment net income/(loss).................. $  236,707 $ 166,772   $ 26,546  $(227,457) $  202,568
                                            ========== =========   ========  =========  ==========

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

   We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2001 and 2000, the consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000, and the consolidated statement of shareholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

November 8, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

   AmSouth Bancorporation (AmSouth) reported net income for the quarter ended September 30, 2001 of $136.1 million, or $.37 per share and $395.8 million, or $1.06 per share for the first nine months of 2001. In the same periods last year, AmSouth recorded a net loss for the quarter ended September 30, 2000 of $36.3 million, or $.10 per share, and net income of $202.6 million, or $.52 per share, respectively. For the three months and nine months ended September 30, 2001, AmSouth's return on average assets (ROA) was 1.41 percent and 1.38 percent, respectively, compared to a loss on average assets of .34 percent for the third quarter of 2000 and .63 percent ROA for the first nine months of 2000. Return on average equity (ROE) increased to 18.59 percent and 18.47 percent for the third quarter and first nine months of 2001 from a loss on average equity of 5.20 percent for the same quarter of 2000 and 9.41 percent ROE for the first nine months of 2000.

   Total assets at September 30, 2001 were $38.3 billion, down from $38.9 billion at year-end reflecting a decrease in Federal funds sold and securities purchased under agreements to resell, offset by increases in loans, the investment portfolio and other interest earning assets. Loans net of unearned income at September 30, 2001 increased $285 million over year-end. This increase was attributable to $977 million of growth in consumer loans offset by decreases in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity loans and lines. This increase also reflected higher levels of residential mortgages and indirect automobile loans being retained on the balance sheet. The decrease in commercial loans reflected management's decision, beginning in 2000, to reduce AmSouth's exposure to syndicated commercial loans while the commercial real estate portfolio decline reflected the impact of borrowers taking advantage of lower rate permanent financing from other financial institutions. Managed loans, which include loans contained in third-party conduits and loans securitized, decreased by $1.1 billion at September 30, 2001 from year-end levels. This decrease reflected lower levels of commercial loans, as previously discussed, as well as a decrease in residential first mortgages and indirect auto loans on an overall managed basis. The investment portfolio, which consists of available-for-sale (AFS) and held-to-maturity (HTM) securities, increased to $9.1 billion at September 30, 2001, compared to $8.6 billion at December 31, 2000. Federal funds sold and securities purchased under agreements to resell decreased to $300 million at September 30, 2001 from $2.2 billion at December 31, 2000. The decrease reflected management's decision to shift lower yielding Federal funds into higher yielding consumer loans and to offset planned decreases in higher cost time deposits.

   On the funding side of the balance sheet, total deposits at September 30, 2001 decreased by $749 million compared to December 31, 2000. Excluding the $213 million decrease in foreign time deposits (Eurodollar deposits), domestic deposits declined by $536 million. Decreases in domestic deposits occurred primarily in higher cost time deposits. These decreases were partially offset by increases in low cost deposits, which include noninterest-bearing and interest-bearing demand deposits and savings deposits. Federal funds purchased and securities sold under agreements to repurchase and other borrowed funds decreased by $249 million and $456 million, respectively, compared to December 31, 2000. The decrease in short-term borrowings including foreign time deposits reflected the use of proceeds from the third quarter of 2000 balance sheet restructuring transactions.

  Net Interest Income

   Net interest income (NII) on a fully taxable equivalent basis was $364.4 million for the third quarter of 2001, an increase of $17.3 million, or 5.0 percent, as compared to the third quarter of 2000 and an increase of $5.4 million or 6.0 percent annualized when compared to the second quarter of 2001. The increase in net interest income on a year over year and quarter over quarter basis reflected a higher net interest margin partially offset by lower average interest-earning assets. Average interest-earning assets for the third quarter of 2001 were $34.8 billion, a decrease of $3.7 billion from the same period in 2000 and a decrease of $166 million from the immediately preceding quarter. The increase in the margin reflected a favorable shift in the mix of both assets and liabilities. More profitable consumer loans replaced narrower spread commercial loans while the decline in higher cost time deposits was offset with growth in low-cost deposits. On a year-to-date basis, net interest income on a fully taxable equivalent basis was $1.1 billion in 2001, a decrease of $33.5 million or 3.1 percent compared to the first nine months of 2000. The decrease in net interest income for the first nine months of 2001 primarily reflected a $4.5 billion decrease in average interest-earning assets, resulting from the third quarter 2000 balance sheet restructuring. The restructuring also contributed to the 31 basis point increase in the net interest margin for the first nine months of 2001 compared to the same period of 2000. AmSouth expects its margin to improve in the fourth quarter of 2001 reflecting the maturity of $2.3 billion in higher cost time deposits which have or will mature during the third and fourth quarters at a time when renewal rates would be approximately 350 basis points lower.

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

   An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in NII resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit volume, mix and rate sensitivity; customer preferences; and management's financial and capital plans. These assumptions are inherently uncertain, and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions, volume differences and management's strategies, among other factors.

   Based on the results of the simulation model as of September 30, 2001, AmSouth would expect NII to decrease $5 million or approximately .4 percent and increase $7 million or approximately .5 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. As of September 30, 2000, the simulation model indicated that NII would decrease $14.5 million or approximately 1.0 percent and increase $4.3 million or approximately .3 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period.

   As part of its activities to manage interest rate risk, AmSouth, from time to time, utilizes various derivative instruments such as interest rate swaps, caps and floors. There were maturities, calls and closeouts of interest rate swaps totaling $606 million during the first nine months of 2001. At September 30, 2001, AmSouth had interest rate swaps, all of which receive fixed rates, totaling a notional amount of $2.1 billion. At September 30, 2001, AmSouth also held other derivative instruments to provide customers and AmSouth a means of managing the risks of changing interest and foreign exchange rates. The amounts of these other derivative instruments were immaterial.

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

   Table 6 presents a five-quarter analysis of the allowance for loan losses. At September 30, 2001, the allowance for loan losses was $360.7 million, or
1.45 percent of loans net of unearned income, compared to $365.2 million, or
1.49 percent, at September 30, 2000 and $380.7 million, or 1.54 percent at June 30, 2001. The decrease in the allowance versus the second quarter of 2001 primarily reflected a significant reduction in AmSouth's exposure to nonperforming syndicated loans as a result of charging off approximately $30 million of shared national credit loans in the third quarter of 2001. The decrease in the allowance also reflected a reduction in classified commercial loans. The decrease in exposure to commercial loans was somewhat offset by an increase in the allowance associated with the consumer loan portfolio as loss experience in the consumer portfolio increased. The coverage ratio of the allowance for loan losses to nonperforming loans was 211 percent at September 30, 2001, an increase from the June 30, 2001 ratio of 193 percent.

   Net charge-offs for the quarter ended September 30, 2001, were $69.1 million or 1.11 percent of average loans, on an annualized basis, an increase of $33.7 million from the $35.4 million or .55 percent of average loans reported a year earlier and $23.1 million higher than the $46.1 million of net charge-offs or
 .75 percent of average loans reported in the second quarter of 2001. The increase in net charge-offs for the quarter occurred in both the commercial and consumer portfolios with commercial and commercial real estate net charge-offs increasing $26.5 million compared to the third quarter of 2000 and $17.9 million compared to the second quarter of 2001. As described in the previous paragraph, the increase reflected approximately $30 million of shared national credit loans. In the consumer portfolio, net charge-offs for the third quarter were $25.5 million compared to $20.4 million in the second quarter of 2001 and $18.3 million for third quarter of 2000. Compared to the third quarter of 2000, the increase in consumer net charge-offs in the third quarter of 2001 reflected increases in most consumer loan categories. The increase versus the second quarter of 2001 was primarily the result of increases in indirect automobile loans, direct consumer loans and residential first mortgages partially offset by decreases in equity lending and bankcard and revolving credit net charge-offs. The overall increase in the consumer net charge-offs primarily reflected a continued slowing of the economy and higher rates of personal bankruptcy filings. For the nine months ended September 30, 2001, net charge-offs were $153.2 million or an annualized .83 percent of average loans compared to $83.5 million or .42 percent for the same period of 2000. On a year-to-date basis, the increase in net charge-offs occurred in both the commercial and consumer portfolios. As described in the quarterly comparisons, the increased net charge-offs reflected the impact of a slowing economy and higher rates of personal bankruptcy filings as well as the charge-offs of shared national credit loans. Fourth quarter net charge-offs are expected to return to the 70 to 80 basis point range recognized in the second quarter of 2001. The provision for loan losses for the third quarter of 2001 was $49.2 million compared to $123.8 million in the third quarter of 2000 and $46.1 million in the second quarter of 2001. For the first nine months of 2001, the provision was $133.5 million compared to $172.0 million for the corresponding year-earlier period.

   Table 7 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 2001, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased by eight basis points to 0.82 percent compared to 0.90 percent at the end of the second quarter of 2001. Compared to the third quarter of 2000, this percentage increased 16 basis points from 0.66 percent. The decrease from the second quarter of 2001 reflected the charge-off of approximately $30 million of shared national credit loans. The increase compared to the prior year was primarily associated with a higher level of nonperforming syndicated commercial loans at September 30, 2001 compared to September 30, 2000 and reflected the impact of a slower economy.

   Included in nonperforming assets at September 30, 2001 and 2000, was $114.8 million and $80.2 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At September 30, 2001 and 2000, there was $25.4 million and $42.5 million, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average balance of impaired loans for the three months ended September 30, 2001 and 2000, was $126.4 million and $61.9 million, respectively, and $130.6 million and $66.6 million, respectively, for the nine months ended September 30, 2001 and 2000.

AmSouth recorded no material interest income on its impaired loans during the three and nine months ended September 30, 2001.

  Noninterest Revenues and Noninterest Expenses

   Noninterest revenue (NIR) was $192.4 million during the third quarter of 2001 and $562.3 million for the first nine months of 2001 compared to $30.5 million and $470.0 million reported for the corresponding periods in 2000. NIR in 2000, however, was negatively impacted by charges recorded in connection with a third quarter financial restructuring as well as charges associated with business divestitures. The impact of these items was to reduce NIR in third quarter and year-to-date by approximately $171 million. NIR for the quarter and year-to-date period ended September 30, 2000 also included approximately $34.4 million and $117.6 million of revenues associated with IFC Holdings, Inc.
(IFC), which was sold by AmSouth in the third quarter of 2000. Excluding the impact of the restructuring and business divestiture charges as well as revenues from IFC, NIR increased by 14.8 percent in the third quarter of 2001 and 7.5 percent on a year-to-date basis from adjusted NIR of $167.5 million and $523.2 million for the quarter and nine months ended September 30, 2000, respectively.

   The increase in NIR versus the adjusted prior year numbers was primarily due to higher revenues generated across most categories of NIR. Categories showing improvement were led by service charges on deposits, which increased $7.4 million or 12.9 percent, and $20.2 million or 11.8 percent versus the third quarter and first nine months of 2000, respectively. The increase in service charge income was primarily the result of higher treasury management fees as a result of higher sales to corporate customers. The increase in service charge income also reflected higher revenue from overdraft fees. Additionally, consumer investment services income, excluding IFC generated revenues, increased $2.5 million and $6.8 million when compared to the three months and nine months ended September 30, 2000, respectively. This increase was primarily the result of higher annuity income from AmSouth's platform annuity sales program. Interchange income for the three and nine months ended September 30, 2001 was $2.3 million and $4.4 million higher, respectively, than the corresponding periods last year due to higher transaction volumes from AmSouth checkcards and ATMs. Mortgage income in the third quarter of 2001 increased $4.4 million compared to the third quarter of 2000, adjusted for restructuring charges, yet declined by approximately $5.8 million for the nine months ended September 30, 2001, compared to the same period in 2000. The increase for the quarter was driven by higher gains on the bulk sale of mortgage loans and servicing in the secondary market. On a year-to-date comparison, the decrease in mortgage income reflected a $13.8 million decrease in gains on sales of mortgage loans to third-party conduits, partially offset by higher secondary marketing gains from the sale of mortgage loans and servicing. The decline in trust income reflected a drop in net assets under management, primarily as a result of declining market values and a decline in net new business.

   Noninterest expenses (NIE) decreased from the prior year by 6.1 percent and
18.9 percent for the three months and nine months ended September 30, 2001. Excluding the impact of merger-related charges and expenses related to IFC, NIE increased 5.1 percent or $14.6 million for the quarter and 1.7 percent or $14.8 million year-to-date compared to the same periods of 2000. The increase primarily reflected higher salaries and employee benefits, and within other NIE, professional fees. On a quarterly comparison basis, higher marketing and equipment expenses also contributed to the increase in NIE versus adjusted third quarter 2000 NIE. Salaries and employee benefits increased $8.4 million and $11.9 million for the quarter and year-to-date periods, respectively, compared to the same periods a year ago, adjusted for the IFC sale. This increase reflected higher incentive accruals related to improved performance as well as higher staffing levels. Professional fees increased $2.5 million on a quarterly basis and $4.9 million year-to-date compared to corresponding periods in 2000, excluding IFC. While marketing expenses on a year-to-date basis were down $1.9 million compared to the same period of 2000 as a result of cost control initiatives, third quarter marketing expenses were $2.0 million higher than the third quarter of 2000 as a result of additional expenses associated with AmSouth's equity lending initiative. Equipment expense, excluding IFC, was down $1.8 million or 2.0 percent on a year-to-date basis, primarily due to synergies achieved as a result of the merger with First American. On a quarterly comparison basis, equipment expense was higher due to an increase in software depreciation. As a result of the sale of IFC, no expenses for subscriber commissions were incurred in 2001, compared to $24.7 million and $82.6 million in the third quarter and first nine months of last year.

   Capital Adequacy

   At September 30, 2001, shareholders' equity totaled $3.0 billion or 7.76 percent of total assets. Since December 31, 2000, shareholders' equity increased $157.3 million primarily as a result of net income for the nine months of $395.8 million. In addition, shareholders' equity increased $156.0 million as a result of higher valuation of the AFS portfolio, of which $26.6 million was a result of transferring approximately $2.1 billion of securities from held-to-maturity to available-for-sale in conjunction with AmSouth's adoption of Statement 133. The increase in shareholders' equity also reflected $20.5 million of other comprehensive income associated with cash flow hedges, of which $5.7 million was related to the initial adoption of Statement 133. These increases in shareholders' equity were offset by the declaration of dividends of $236.1 million and the purchase of 12.1 million shares of AmSouth common stock for $218.1 million during the first nine months of 2001.

   Table 10 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2001 and 2000. At September 30, 2001, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2001.

                          Table 1--Financial Summary

                                       September 30
                                 -------------------------   %
                                     2001         2000     Change
                                 ------------ ------------ ------
                                          (In thousands)
Balance sheet summary
End-of-period balances:
   Loans net of unearned income. $ 24,901,060 $ 24,481,792   1.7%
   Total assets.................   38,264,805   39,407,881  (2.9)
   Total deposits...............   25,873,948   26,790,431  (3.4)
   Shareholders' equity.........    2,970,662    2,761,686   7.6
Year-to-date average balances:
   Loans net of unearned income. $ 24,702,003 $ 26,309,699  (6.1)%
   Total assets.................   38,359,859   42,944,326 (10.7)
   Total deposits...............   26,002,930   27,686,327  (6.1)
   Shareholders' equity.........    2,865,476    2,874,424  (0.3)

                                               Nine Months Ended          Three Months Ended
                                                 September 30                September 30
                                              ------------------    %    ------------------     %
                                                2001      2000    Change   2001      2000     Change
                                              --------  --------  ------ --------  --------   ------
                                                       (In thousands except per share data)
Earnings summary
   Net income/(loss)......................... $395,825  $202,568   95.4% $136,093  $(36,266)  475.3%
   Earnings/(Loss) per common share..........     1.07      0.53  101.9      0.37     (0.10)  470.0
   Diluted earnings/(loss) per common share..     1.06      0.52  103.8      0.37     (0.10)  470.0
   Return/(Loss) on average assets
     (annualized)............................     1.38%     0.63%            1.41%    (0.34)%
   Return/(Loss) on average equity
     (annualized)............................    18.47      9.41            18.59     (5.20)
   Operating efficiency......................    53.95     69.05            53.37     83.85
Selected ratios
   Average equity to assets..................     7.47%     6.69%            7.60%     6.63%
   End-of-period equity to assets............     7.76      7.01             7.76      7.01
   End-of-period tangible equity to assets...     7.00      6.16             7.00      6.16
   Allowance for loan losses to loans net of
     unearned income.........................     1.45      1.49             1.45      1.49
Common stock data
   Cash dividends declared................... $   0.63  $   0.60         $   0.21  $   0.20
   Book value at end of period...............     8.14      7.36             8.14      7.36
   Market value at end of period.............    18.07     12.50            18.07     12.50
   Average common shares outstanding.........  368,945   384,808          365,970   376,240
   Average common shares outstanding-
     diluted.................................  372,489   387,724          370,116   376,240

    Table 2--Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

                                                                      2001                           2000
                                                         -----------------------------  -----------------------------
                                                               Nine Months Ended              Nine Months Ended
                                                                  September 30                   September 30
                                                         -----------------------------  -----------------------------
                                                           Average     Revenue/  Yield/   Average     Revenue/  Yield/
                                                           Balance     Expense    Rate    Balance     Expense    Rate
                                                         -----------  ---------- ------ -----------  ---------- ------
                                                                (Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
   Loans net of unearned income......................... $24,702,003  $1,537,628  8.32% $26,309,699  $1,721,001  8.74%
   Available-for-sale securities:.......................
      Taxable...........................................   4,137,089     239,276  7.73    5,893,425     294,251  6.67
      Tax-free..........................................      88,773       5,145  7.75       65,708       3,428  6.97
                                                         -----------  ----------        -----------  ----------
      Total available-for-sale securities...............   4,225,862     244,421  7.73    5,959,133     297,679  6.67
                                                         -----------  ----------        -----------  ----------
   Held-to-maturity securities:.........................
      Taxable...........................................   4,142,195     209,581  6.76    6,526,727     335,945  6.88
      Tax-free..........................................     343,829      19,021  7.40      392,090      21,279  7.25
                                                         -----------  ----------        -----------  ----------
      Total held-to-maturity securities.................   4,486,024     228,602  6.81    6,918,817     357,224  6.90
                                                         -----------  ----------        -----------  ----------
         Total investment securities....................   8,711,886     473,023  7.26   12,877,950     654,903  6.79
   Other interest-earning assets........................   1,538,899      60,592  5.26      257,095      12,672  6.58
                                                         -----------  ----------        -----------  ----------
      Total interest-earning assets.....................  34,952,788   2,071,243  7.92   39,444,744   2,388,576  8.09
Cash and other assets...................................   3,703,585                      4,069,050
Allowance for loan losses...............................    (381,465)                      (352,193)
Market valuation on available-for-sale securities.......      84,951                       (217,275)
                                                         -----------                    -----------
                                                         $38,359,859                    $42,944,326
                                                         ===========                    ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................... $ 9,898,365     217,629  2.94  $ 9,368,217     238,952  3.41
   Savings deposits.....................................   1,214,898      13,367  1.47    1,801,328      31,806  2.36
   Time deposits........................................   7,683,111     328,731  5.72    7,677,021     322,791  5.62
   Foreign time deposits................................     308,491       8,383  3.63    1,319,208      58,918  5.97
   Certificates of deposit of $100,000 or more..........   2,350,839     102,585  5.83    2,817,904     124,023  5.88
   Federal funds purchased and securities sold under
    agreements to repurchase............................   2,248,426      64,649  3.84    3,767,508     155,501  5.51
   Other interest-bearing liabilities...................   6,319,092     272,169  5.76    7,946,193     359,351  6.04
                                                         -----------  ----------        -----------  ----------
      Total interest-bearing liabilities................  30,023,222   1,007,513  4.49   34,697,379   1,291,342  4.97
                                                                      ----------  ----               ----------  ----
Net interest spread.....................................                          3.43%                          3.12%
                                                                                  ====                           ====
Noninterest-bearing demand deposits.....................   4,547,226                      4,702,649
Other liabilities.......................................     923,935                        669,874
Shareholders' equity....................................   2,865,476                      2,874,424
                                                         -----------                    -----------
                                                         $38,359,859                    $42,944,326
                                                         ===========                    ===========
Net interest income/margin on a taxable equivalent basis               1,063,730  4.07%               1,097,234  3.72%
                                                                                  ====                           ====
Taxable equivalent adjustment:
   Loans................................................                  28,691                         21,442
   Available-for-sale securities........................                   3,722                          2,528
   Held-to-maturity securities..........................                  12,063                         14,277
                                                                      ----------                     ----------
      Total taxable equivalent adjustment...............                  44,476                         38,247
                                                                      ----------                     ----------
         Net interest income............................              $1,019,254                     $1,058,987
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

 Table 3--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                                                     2001                         2001
                                                         ---------------------------  ----------------------------
                                                                Third Quarter                Second Quarter
                                                         ---------------------------  ---------------------------
                                                           Average    Revenue/ Yield/   Average    Revenue/ Yield/
                                                           Balance    Expense   Rate    Balance    Expense   Rate
                                                         -----------  -------- ------ -----------  -------- ------
                                                            (Taxable equivalent basis - dollars in thousands)
Assets
Interest-earning assets:................................
   Loans net of unearned income......................... $24,762,932  $494,161  7.92% $24,695,993  $512,895  8.33%
   Available-for-sale securities:
     Taxable............................................   4,341,632    84,445  7.72    4,163,800    82,981  7.99
     Tax-free...........................................      81,699     1,590  7.72       89,578     1,725  7.72
                                                         -----------  --------        -----------  --------
     Total available-for-sale securities................   4,423,331    86,035  7.72    4,253,378    84,706  7.99
                                                         -----------  --------        -----------  --------
   Held-to-maturity securities:
     Taxable............................................   3,987,733    66,416  6.61    4,185,593    70,594  6.76
     Tax-free...........................................     341,982     6,365  7.38      341,906     6,340  7.44
                                                         -----------  --------        -----------  --------
     Total held-to-maturity securities..................   4,329,715    72,781  6.67    4,527,499    76,934  6.82
                                                         -----------  --------        -----------  --------
       Total investment securities......................   8,753,046   158,816  7.20    8,780,877   161,640  7.38
   Other interest-earning assets........................   1,265,120    13,766  4.32    1,470,097    19,711  5.38
                                                         -----------  --------        -----------  --------
     Total interest-earning assets......................  34,781,098   666,743  7.61   34,946,967   694,246  7.97
Cash and other assets...................................   3,678,731                    3,726,748
Allowance for loan losses...............................    (382,177)                    (380,983)
Market valuation on available-for-sale securities.......     127,813                       86,153
                                                         -----------                  -----------
                                                         $38,205,465                  $38,378,885
                                                         ===========                  ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................... $10,080,711    61,961  2.44  $ 9,902,714    72,061  2.92
   Savings deposits.....................................   1,213,940     3,817  1.25    1,219,045     4,641  1.53
   Time deposits........................................   7,511,350   101,607  5.37    7,716,673   110,539  5.75
   Foreign time deposits................................     313,799     2,152  2.72      279,454     2,434  3.49
   Certificates of deposit of $100,000 or more..........   2,214,303    30,036  5.38    2,323,449    34,082  5.88
   Federal funds purchased and securities sold under
    agreements to repurchase............................   2,162,744    15,664  2.87    2,243,192    21,368  3.82
   Other interest-bearing liabilities...................   6,238,392    87,095  5.54    6,336,607    90,082  5.70
                                                         -----------  --------        -----------  --------
     Total interest-bearing liabilities.................  29,735,239   302,332  4.03   30,021,134   335,207  4.48
                                                                      --------  ----               --------  ----
Net interest spread.....................................                        3.58%                        3.49%
                                                                                ====                         ====
Noninterest-bearing demand deposits.....................   4,591,157                    4,566,584
Other liabilities.......................................     974,955                      930,883
Shareholders' equity....................................   2,904,114                    2,860,284
                                                         -----------                  -----------
                                                         $38,205,465                  $38,378,885
                                                         ===========                  ===========
Net interest income/margin on a taxable equivalent basis                        4.16%                        4.12%
                                                                       364,411  ====                359,039  ====
Taxable equivalent adjustment:
   Loans................................................                13,168                       10,405
   Available-for-sale securities........................                 1,241                        1,224
   Held-to-maturity securities..........................                 3,965                        4,036
                                                                      --------                     --------
     Total taxable equivalent adjustment................                18,374                       15,665
                                                                      --------                     --------
       Net interest income..............................              $346,037                     $343,374
                                                                      ========                     ========

                                                                     2001                                     2000
                                                         ---------------------------- ---------------------------
                                                                First Quarter                Fourth Quarter
                                                         ---------------------------  ---------------------------
                                                           Average    Revenue/ Yield/   Average    Revenue/ Yield/
                                                           Balance    Expense   Rate    Balance    Expense   Rate
                                                         -----------  -------- ------ -----------  -------- ------
Assets
Interest-earning assets:................................
   Loans net of unearned income......................... $24,645,798  $530,572  8.73% $24,599,887  $556,775  9.00%
   Available-for-sale securities:
     Taxable............................................   3,900,993    71,850  7.47    1,869,932    34,361  7.31
     Tax-free...........................................      95,192     1,830  7.80       62,293     1,136  7.25
                                                         -----------  --------        -----------  --------
     Total available-for-sale securities................   3,996,185    73,680  7.48    1,932,225    35,497  7.31
                                                         -----------  --------        -----------  --------
   Held-to-maturity securities:
     Taxable............................................   4,256,209    72,571  6.91    6,298,607   108,737  6.87
     Tax-free...........................................     347,660     6,316  7.37      395,589     7,078  7.12
                                                         -----------  --------        -----------  --------
     Total held-to-maturity securities..................   4,603,869    78,887  6.95    6,694,196   115,815  6.88
                                                         -----------  --------        -----------  --------
       Total investment securities......................   8,600,054   152,567  7.19    8,626,421   151,312  6.98
   Other interest-earning assets........................   1,888,326    27,115  5.82    2,123,852    36,453  6.83
                                                         -----------  --------        -----------  --------
     Total interest-earning assets......................  35,134,178   710,254  8.20   35,350,160   744,540  8.38
Cash and other assets...................................   3,705,571                    3,657,475
Allowance for loan losses...............................    (381,223)                    (367,361)
Market valuation on available-for-sale securities.......      39,921                       (8,998)
                                                         -----------                  -----------
                                                         $38,498,447                  $38,631,276
                                                         ===========                  ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................... $ 9,707,570    83,607  3.49  $ 9,401,061    88,712  3.75
   Savings deposits.....................................   1,211,685     4,909  1.64    1,244,649     5,224  1.67
   Time deposits........................................   7,824,754   116,585  6.04    8,010,342   122,922  6.10
   Foreign time deposits................................     332,426     3,797  4.63      397,954     5,622  5.62
   Certificates of deposit of $100,000 or more..........   2,518,103    38,467  6.20    2,659,888    42,201  6.31
   Federal funds purchased and securities sold under
    agreements to repurchase............................   2,341,302    27,617  4.78    2,388,137    32,909  5.48
   Other interest-bearing liabilities...................   6,383,876    94,992  6.03    6,485,954   102,391  6.28
                                                         -----------  --------        -----------  --------
     Total interest-bearing liabilities.................  30,319,716   369,974  4.95   30,587,985   399,981  5.20
                                                                      --------  ----               --------  ----
Net interest spread.....................................                        3.25%                        3.18%
                                                                                ====                         ====
Noninterest-bearing demand deposits.....................   4,482,747                    4,527,554
Other liabilities.......................................     864,755                      758,421
Shareholders' equity....................................   2,831,229                    2,757,316
                                                         -----------                  -----------
                                                         $38,498,447                  $38,631,276
                                                         ===========                  ===========
Net interest income/margin on a taxable equivalent basis                        3.93%                        3.88%
                                                                       340,280  ====                344,559  ====
Taxable equivalent adjustment:
   Loans................................................                 5,118                       18,786
   Available-for-sale securities........................                 1,257                          882
   Held-to-maturity securities..........................                 4,062                        4,775
                                                                      --------                     --------
     Total taxable equivalent adjustment................                10,437                       24,443
                                                                      --------                     --------
       Net interest income..............................              $329,843                     $320,116
                                                                      ========                     ========

                                                                     2000
                                                         ----------------------------
                                                                Third Quarter
                                                         ---------------------------
                                                           Average    Revenue/ Yield/
                                                           Balance    Expense   Rate
                                                         -----------  -------- ------
Assets
Interest-earning assets:................................
   Loans net of unearned income......................... $25,613,223  $573,685  8.91%
   Available-for-sale securities:
     Taxable............................................   5,678,994    94,775  6.64
     Tax-free...........................................      64,747     1,145  7.04
                                                         -----------  --------
     Total available-for-sale securities................   5,743,741    95,920  6.64
                                                         -----------  --------
   Held-to-maturity securities:
     Taxable............................................   6,445,507   110,990  6.85
     Tax-free...........................................     397,506     7,170  7.18
                                                         -----------  --------
     Total held-to-maturity securities..................   6,843,013   118,160  6.87
                                                         -----------  --------
       Total investment securities......................  12,586,754   214,080  6.77
   Other interest-earning assets........................     262,352     4,211  6.39
                                                         -----------  --------
     Total interest-earning assets......................  38,462,329   791,976  8.19
Cash and other assets...................................   3,925,391
Allowance for loan losses...............................    (348,796)
Market valuation on available-for-sale securities.......    (178,535)
                                                         -----------
                                                         $41,860,389
                                                         ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................... $ 9,502,341    87,349  3.66
   Savings deposits.....................................   1,333,857     5,651  1.69
   Time deposits........................................   7,816,704   115,863  5.90
   Foreign time deposits................................   1,234,991    19,820  6.38
   Certificates of deposit of $100,000 or more..........   2,861,681    45,019  6.26
   Federal funds purchased and securities sold under
    agreements to repurchase............................   3,540,942    53,015  5.96
   Other interest-bearing liabilities...................   7,411,097   118,175  6.34
                                                         -----------  --------
     Total interest-bearing liabilities.................  33,701,613   444,892  5.25
                                                                      --------  ----
Net interest spread.....................................                        2.94%
                                                                                ====
Noninterest-bearing demand deposits.....................   4,640,946
Other liabilities.......................................     744,397
Shareholders' equity....................................   2,773,433
                                                         -----------
                                                         $41,860,389
                                                         ===========
Net interest income/margin on a taxable equivalent basis                        3.59%
                                                                       347,084  ====
Taxable equivalent adjustment:
   Loans................................................                 3,773
   Available-for-sale securities........................                   822
   Held-to-maturity securities..........................                 4,711
                                                                      --------
     Total taxable equivalent adjustment................                 9,306
                                                                      --------
       Net interest income..............................              $337,778
                                                                      ========

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

           Table 4--Maturities and Interest Rates Exchanged on Swaps

                                      Mature During
                    ------------------------------------------------
                    2002   2003   2004   2005   2008   2009   Total
                    -----  -----  -----  -----  -----  -----  ------
                                  (Dollars in millions)
Receive fixed swaps:
   Notional amount. $ 971  $ 290  $ 300  $ 150  $ 175  $ 175  $2,061
   Receive rate....  6.62%  6.34%  6.23%  6.25%  6.13%  6.22%   6.42%
   Pay rate........  3.33%  3.31%  3.27%  3.58%  3.64%  3.58%   3.38%

--------
NOTE: The interest rates exchanged are calculated assuming that interest rates remain unchanged from September 30, 2001. Call option expiration date is used as maturity date until the option expires. The information presented could change as LIBOR rates change and call options are exercised or expire.

                       Table 5--Loans and Credit Quality

                                                            Nonperforming    Net Charge-offs
                                          Loans*               Loans**      Nine Months Ended
                                       September 30         September 30      September 30
                                  ----------------------- ----------------- ----------------
                                     2001        2000       2001     2000     2001    2000
                                  ----------- ----------- -------- -------- -------- -------
                                                        (In thousands)
Commercial:
   Commercial & industrial....... $ 6,947,116 $ 7,478,921 $ 96,216 $ 78,168 $ 79,374 $20,933
   Commercial loans--secured by
     real estate.................   1,662,608   1,748,927   17,060   21,246    4,293  10,700
                                  ----------- ----------- -------- -------- -------- -------
       Total commercial..........   8,609,724   9,227,848  113,276   99,414   83,667  31,633
                                  ----------- ----------- -------- -------- -------- -------
Commercial real estate:
   Commercial real estate
     mortgages...................   2,270,899   2,367,155   18,518   20,316      732    (345)
   Real estate construction......   2,345,379   2,355,264   21,012    5,496      373     489
                                  ----------- ----------- -------- -------- -------- -------
       Total commercial real
         estate..................   4,616,278   4,722,419   39,530   25,812    1,105     144
                                  ----------- ----------- -------- -------- -------- -------
Consumer:
   Residential first mortgages...   1,560,330   1,324,406   12,449   11,528    1,496     733
   Equity loans & lines..........   5,104,451   4,604,648    4,546    7,532   11,020   5,709
   Dealer indirect...............   3,383,871   2,845,271        1        4   30,105  27,113
   Revolving credit..............     500,647     478,810      -0-      -0-   15,250  10,986
   Other consumer................   1,125,759   1,278,390      893    1,779   10,574   7,223
                                  ----------- ----------- -------- -------- -------- -------
       Total consumer............  11,675,058  10,531,525   17,889   20,843   68,445  51,764
                                  ----------- ----------- -------- -------- -------- -------
                                  $24,901,060 $24,481,792 $170,695 $146,069 $153,217 $83,541
                                  =========== =========== ======== ======== ======== =======

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                      Table 6--Allowance for Loan Losses

                                                               2001                     2000
                                                   ----------------------------  ------------------
                                                     3rd       2nd       1st       4th       3rd
                                                   Quarter   Quarter   Quarter   Quarter   Quarter
                                                   --------  --------  --------  --------  --------
                                                                (Dollars in thousands)
Balance at beginning of period.................... $380,663  $380,646  $380,434  $365,164  $346,030
Loans charged off.................................  (81,320)  (57,478)  (50,506)  (55,221)  (48,319)
Recoveries of loans previously charged off........   12,174    11,395    12,518    14,411    12,890
                                                   --------  --------  --------  --------  --------
Net charge-offs...................................  (69,146)  (46,083)  (37,988)  (40,810)  (35,429)
Addition to allowance charged to expense..........   49,200    46,100    38,200    55,600   123,800
Allowance sold/transferred, net...................      -0-       -0-       -0-       -0-   (69,091)
Allowance transferred to other liabilities........      -0-       -0-       -0-       480      (146)
                                                   --------  --------  --------  --------  --------
Balance at end of period.......................... $360,717  $380,663  $380,646  $380,434  $365,164
                                                   ========  ========  ========  ========  ========
Allowance for loan losses to loans net of unearned
  income..........................................     1.45%     1.54%     1.55%     1.55%     1.49%
Allowance for loan losses to nonperforming loans*.   211.32%   193.11%   181.84%   211.75%   249.99%
Allowance for loan losses to nonperforming assets*   176.69%   170.18%   167.02%   193.82%   224.46%
Net charge-offs to average loans net of unearned
  income (annualized).............................     1.11%     0.75%     0.63%     0.66%     0.55%

--------
*  Exclusive of accruing loans 90 days past due.

                         Table 7--Nonperforming Assets

                                                           2001                         2000
                                             -------------------------------  -----------------------
                                             September 30 June 30   March 31  December 31 September 30
                                             ------------ --------  --------  ----------- ------------
                                                              (Dollars in thousands)
Nonaccrual loans............................   $170,695   $197,120  $209,333   $179,659     $146,069
Foreclosed properties.......................     28,006     20,380    13,688     12,360       12,714
Repossessions...............................      5,449      6,177     4,888      4,259        3,906
                                               --------   --------  --------   --------     --------
   Total nonperforming assets*..............   $204,150   $223,677  $227,909   $196,278     $162,689
                                               ========   ========  ========   ========     ========
Nonperforming assets* to loans net of
  unearned income, foreclosed properties and
  repossessions.............................       0.82%      0.90%     0.93%      0.80%        0.66%
Accruing loans 90 days past due.............   $102,373   $ 88,747  $ 89,237   $ 85,410     $ 78,314

--------
*  Exclusive of accruing loans 90 days past due.

                        Table 8--Investment Securities

                                                 September 30, 2001    September 30, 2000
                                                --------------------- ---------------------
                                                 Carrying    Market    Carrying    Market
                                                  Amount     Value      Amount     Value
                                                ---------- ---------- ---------- ----------
                                                              (In thousands)
Held-to-maturity:
   U.S. Treasury and federal agency securities. $2,729,479 $2,819,144 $4,940,612 $4,834,171
   Other securities............................  1,317,614  1,355,846  1,424,557  1,406,593
   State, county and municipal securities......    342,234    360,173    389,566    380,193
                                                ---------- ---------- ---------- ----------
                                                $4,389,327 $4,535,163 $6,754,735 $6,620,957
                                                ========== ========== ========== ==========
Available-for-sale:
   U.S. Treasury and federal agency securities. $3,743,639            $1,378,344
   Other securities............................    912,246               492,139
   State, county and municipal securities......     93,941                68,948
                                                ----------            ----------
                                                $4,749,826            $1,939,431
                                                ==========            ==========

--------
NOTES:  1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 2001, were approximately 3.6 years and 6.58%, respectively. Included in the combined portfolios was $7.7 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 2001, were approximately 3.1 years and 6.56%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.6 years.
        2. The available-for-sale portfolio included net unrealized gains of $194.2 million and unrealized losses of $15.0 million at September 30, 2001 and 2000, respectively.

                  Table 9--Other Interest-Bearing Liabilities

                                                      September 30
                                                   -------------------
                                                      2001      2000
                                                   ---------- --------
                                                     (In thousands)
         Other borrowed funds:
            Short-term bank notes..............   $       0- $500,000
            Term Federal Funds purchased.......          -0-  250,000
            Treasury, tax and loan notes.......       25,000   25,000
            Commercial paper...................       12,524   13,803
            Other short-term debt..............       43,649   44,618
                                                   ---------- --------
                Total other borrowed funds.       $   81,173 $833,421
                                                   ========== ========

         Other long-term debt:
            6.45% Subordinated Notes Due 2018..   $  303,150 $303,647
            6.125% Subordinated Notes Due 2009.      174,604  174,459
            6.75% Subordinated Debentures
                Due 2025                             149,928  149,911
            7.75% Subordinated Notes Due 2004..      149,756  149,664
            7.25% Senior Notes Due 2006........       99,673   99,548
            6.875% Subordinated Notes Due 2003.       49,950   49,944
            6.625% Subordinated Notes Due 2005.       49,775   49,722
            Other long-term debt...............        8,016    3,864
            Statement 133 valuation adjustment.       40,315      -0-
                                                   ---------- --------
                Total other long-term debt.       $1,025,167 $980,759
                                                   ========== ========

                     Table 10--Capital Amounts and Ratios

                                          September 30
                               ----------------------------------
                                     2001              2000
                               ----------------  ----------------
                                 Amount   Ratio    Amount   Ratio
                               ---------- -----  ---------- -----
                                     (Dollars in thousands)
              Tier 1 capital:
                 AmSouth...... $2,585,570  7.71% $2,528,159  7.15%
                 AmSouth Bank.  3,266,068  9.75   3,079,995  8.73

              Total capital:
                 AmSouth...... $3,692,807 11.00% $3,689,371 10.44%
                 AmSouth Bank.  3,939,061 11.76   3,757,339 10.65

              Leverage:
                 AmSouth...... $2,585,570  6.82% $2,528,159  6.09%
                 AmSouth Bank.  3,266,068  8.62   3,079,995  7.43

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is included on page 14 of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of the more significant lawsuits against AmSouth are filed in Mississippi relative to the amount of business done by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the effect of the legislation at this time.

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

Item 6. Exhibits and Reports on Form 8-K

  Item 6(a)--Exhibits

   The exhibits listed in the Exhibit Index at page 27 of this Form 10-Q are filed herewith or are incorporated by reference herein.

  Item 6(b)--Reports on Form 8-K

   One report on Form 8-K was filed by AmSouth during the period July 1, 2001 to September 30, 2001:

   A report was filed on September 19, 2001 to report the approval of AmSouth's Board of Directors for the repurchase of up to twenty-five million shares of AmSouth common stock over the next two years.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2001                     By:    /S/ C. DOWD RITTER
                                          ---------------------------
                                           C. Dowd Ritter
                                       Chairman, President and
                                       Chief Executive Officer

November 13, 2001                     By:    /S/ DONALD R. KIMBLE
                                          ----------------------------
                                              Donald R. Kimble
                                         Executive Vice President,
                                         Chief Accounting Officer
                                              and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.

3-a  Restated Certificate of Incorporation of AmSouth Bancorporation(1)
3-b  By-Laws of AmSouth Bancorporation(2)
4    Second Addendum to the Agreement for Advances and Security Agreement with Blanket
     Floating Lien
10-a AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan
10-b AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan
15   Letter Re: Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.