Form 10-K
period 2001-12-31
AMSOUTH BANCORPORATION
filed 2002-03-28
CIK 3133

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                               -----------------
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

      AmSouth Center, 1900 Fifth Avenue North, Birmingham, Alabama 35203
            (Address of principal executive offices)   ( Zip Code)

                                 (205) 320-7151
              Registrant's telephone number, including area code

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class    Name of each exchange on
                                            which registered
               Common Stock, par value   New York Stock Exchange
                   $1.00 per share
                Stock Purchase Rights    New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common equity held by nonaffiliates of the registrant as of February 19, 2002 was $7,331,720,080. (Note 1)

   As of February 28, 2002, AmSouth Bancorporation had 362,783,423 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

   Annual Report to Shareholders for the year ended December 31, 2001:  Part I,
Part II

   Proxy Statement for Annual Meeting to be held April 18, 2002:  Part III

Note 1: In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of February 19, 2002 by its directors and principal executive officers and voting stock held by AmSouth's employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth's subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at February 19, 2002. AmSouth's response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.


================================================================================

                            AMSOUTH BANCORPORATION

                                   Form 10-K

                                     INDEX

                                                                                               PAGE
                                                                                               ----
PART I
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................   7
Item 3.  Legal Proceedings....................................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders..................................   7

Executive Officers of the Registrant..........................................................   8

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   9
Item 6.  Selected Financial Data..............................................................   9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  10
Item 8.  Financial Statements and Supplementary Data..........................................  10
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  10

PART III
Item 10. Directors and Executive Officers of the Registrant...................................  11
Item 11. Executive Compensation...............................................................  11
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  11
Item 13. Certain Relationships and Related Transactions.......................................  11

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  12

SIGNATURES....................................................................................  13

EXHIBIT INDEX.................................................................................  15

                                    PART I

ITEM 1.  BUSINESS

General

   AmSouth Bancorporation (AmSouth) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary AmSouth Bank (the Bank) and its other subsidiaries. At December 31, 2001, AmSouth had total consolidated assets of approximately $38.6 billion.

   The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2001, the Bank had total consolidated assets of approximately $38.6 billion and total consolidated deposits of approximately $26.3 billion and was the 21st largest U.S. based commercial bank in terms of total assets. As of December 31, 2001, the assets of the Bank constituted virtually all of the assets of AmSouth.

   AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers' savings and transaction needs. Commercial Banking meets the requirements of large and middle market corporate customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending, commercial leasing and healthcare banking. Wealth Management is comprised of trust, institutional, retirement and broker/dealer services. This area includes traditional trust, custody and agency services as well as a substantial selection of investment management services.

   These services are offered to businesses and individuals through the Bank's approximately 600 offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of more than 1,200 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to Items 7 and 8 of this Form 10-K.

   As of December 31, 2001, AmSouth and its subsidiaries had approximately 11,900 full-time equivalent employees.

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

   Financial institutions have been permitted to conduct significant activities on an interstate basis for a number of years pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the IBBEA). The IBBEA authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the states had opted out of interstate branching by May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. None of the states in which the Bank has branches has "opted out" of the provisions of the IBBEA permitting interstate branching by acquisition. Although the management of AmSouth cannot predict with certainty the full effect of the IBBEA on AmSouth, management believes the IBBEA resulted in greater consolidation within the banking industry and such consolidation is likely to continue.

   Competition between financial institutions is also affected by the Gramm-Leach-Bliley Act, which was signed into law in November 1999. This Act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies that are deemed well capitalized and well managed by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to engage in securities, insurance, and other activities that are financial in nature or incidental or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Subsidiaries of financial holding companies that are insured depository institutions must have a rating of at least "satisfactory" under the Community Reinvestment Act of 1977 for such financial holding companies to engage in these expanded financial activities. The enactment of the Gramm-Leach-Bliley Act is expected to intensify competition in, and the consolidation of, the financial services industry. However, the management of AmSouth cannot currently predict the full impact of the enactment of the Gramm-Leach-Bliley Act on AmSouth. In 2000, AmSouth elected to be a financial holding company under the Gramm-Leach-Bliley Act.

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

  General

   As a financial holding company and bank holding company, AmSouth is subject to regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the BHCA). A financial holding company may own insured depository institutions and engage through its non-bank affiliates in a broader range of financial activities than previously permissible for a bank holding company. These new activities include underwriting securities, insurance underwriting, merchant banking and insurance company investments, in addition to any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve is responsible for "umbrella" supervision and examination of financial holding companies. Other federal and state regulators will regulate, supervise and examine the "functionally regulated subsidiaries" such as insurance companies and broker-dealers.

   The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama. The Bank is also an insured depository institution, and, therefore, subject to regulation by the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

   Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank's surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to obtain approval of the Superintendent of the State Banking Department of Alabama prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

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

   Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2002 of an amount equal to $16,000,000 plus its net income for 2002.

  Capital Adequacy and Related Matters

  Capital Guidelines

   AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed of common stockholders' equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2001, AmSouth's consolidated Tier 1 Capital and Total Capital ratios were 7.72 percent and 10.96 percent, respectively.

   In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent, plus an additional cushion of 100 to 200 basis points. AmSouth's Leverage Ratio at December 31, 2001 was 6.98 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

   The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2001. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

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

   On February 14, 2001, the Federal Reserve Board and other banking regulators jointly issued a proposed rule that would establish minimum regulatory capital requirements for equity investments of banks and bank holding companies in nonfinancial companies. This rule was finalized substantially as proposed on January 25, 2002, and will go into effect on April 1, 2002. Management does not expect this rule to have a material impact on AmSouth.

  Prompt Corrective Action

   The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under applicable regulations, a state member bank is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. In addition, a state member bank will be considered: (a) undercapitalized if it fails to meet any minimum required measure; (b) significantly undercapitalized if it is significantly below such measure; and (c) critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A state member bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2001, the Bank had capital ratios sufficient to qualify as "well capitalized".

   The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank, and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 2001.

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

  Brokered Deposits and Pass-Through Insurance

   The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2001, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

  Holding Company Structure

   There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) may only engage in borrowing and other "covered transactions" with nonbank and nonsavings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of the Bank. Covered transactions also are subject to certain collateralization requirements. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. On May 11, 2001, the Federal Reserve Board issued proposed Regulation W that would comprehensively implement statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve Board's interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act with proposed interpretations of these statutory sections that were affected by the Gramm-Leach-Bliley Act. For example, Regulation W addresses the definition of "financial subsidiaries" for the purposes of affiliate transactions and the valuation of a bank's investment in a financial subsidiary affiliate. To date, final rules have not been released. AmSouth cannot predict whether and when proposed Regulation W may be adopted and its possible effect on AmSouth.

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

   The FDIC's current risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Currently, the FDIC's risk-based system provides that the highest and lowest annual assessments per $100 of deposits insured by the BIF or SAIF are $.27 and $0. The assessment rate schedule is subject to change by the FDIC and accordingly assessment rates could increase in the future. The Bank's total FDIC assessments were $4.8 million pretax in 2001.

   A number of proposals have been made in the last year by various entities regarding possible changes to the deposit insurance system. For example, in April 2001, the FDIC issued recommendations for modifying the deposit insurance system, including proposals to merge the BIF and the SAIF and to index deposit insurance coverage to respond to inflation. Legislation has been introduced that would implement certain of these proposals and otherwise modify the assessment scheme applicable to banks. These changes might result in an increase in the amount that AmSouth pays for deposit insurance. AmSouth cannot predict whether and in what form such changes may be adopted and their possible effect on AmSouth.

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

ITEM 2.  PROPERTIES

   The executive offices of AmSouth are located in the AmSouth Center in downtown Birmingham, Alabama, which is owned by the Bank. The Bank is also a principal tenant of other multi-story office buildings and has other banking and operational offices located in its six-state market area.

   At December 31, 2001, AmSouth and its subsidiaries had 747 offices (principally bank buildings) of which 476 were owned and 271 were either leased or subject to a ground lease.

ITEM 3.  LEGAL PROCEEDINGS

   Several of AmSouth's subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth's lending, collections, loan servicing, deposit taking, investment, trust and other activities.

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of the more significant lawsuits against AmSouth are filed in Mississippi relative to the amount of business done by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere, and often request punitive damages. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the effect of the legislation at this time.

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

   There were no matters brought to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

   The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter        54  Chairman of AmSouth (September 1996 to October 1999 and January 2001 to date)
                          and AmSouth Bank (September 1996 to date), President and Chief Executive
                          Officer (January 1996 to date) of AmSouth and AmSouth Bank, and Director of
                          AmSouth and AmSouth Bank.
Sloan D. Gibson       48  Vice Chairman (April 2000 to date), Chief Financial Officer (October 1997 to
                          October 1999 and April 2000 to date) and Finance and Credit Group Head (April
                          2000 to date) of AmSouth and AmSouth Bank. Formerly, Senior Executive Vice
                          President (October 1994 to April 2000) of AmSouth and AmSouth Bank,
                          Tennessee/Mississippi/Louisiana Banking Group Head (October 1999 to April
                          2000) of AmSouth Bank, President and Chief Executive Officer (October 1999 to
                          December 1999) of First American National Bank, and Finance, Commercial and
                          Credit Group Head (October 1993 to December 1999) of AmSouth and AmSouth
                          Bank.
Candice W. Bagby      52  Senior Executive Vice President and Consumer Banking Group Head of AmSouth
                          and AmSouth Bank (August 1995 to date).
Grayson Hall          44  SeniorExecutive Vice President (December 2000 to date) and Operations and
                          Technology Group Head (January 1993 to date) of AmSouth and AmSouth Bank.
                          Formerly, Executive Vice President (June 1994 to December 2000) of AmSouth
                          and AmSouth Bank.
W. Charles Mayer, III 47  SeniorExecutive Vice President of AmSouth and AmSouth Bank (October 1994 to
                          date) and Alabama/South Louisiana Banking Group Head (October 1999 to date)
                          and Commercial Banking Group Head (November 2000 to date) of AmSouth Bank.
                          Formerly, Alabama/Tennessee/Georgia Banking Group Head (November 1997 to
                          October 1999), Birmingham City President (May 1995 to December 1998) of
                          AmSouth Bank, and Alabama Banking Group Head (May 1995 to October 1999).
Beth E. Mooney        47  SeniorExecutive Vice President of AmSouth and AmSouth Bank and Tennessee/
                          North Louisiana Banking Group Head (June 2000 to date). Formerly, President
                          (June 1999 to June 2000) of Bank One, NA, Chief Operating Officer (June 1998 to
                          June 1999) of DPL Incorporated (electric public utility), and Chairman and Chief
                          Executive Officer (September 1995 to June 1998) Bank One Dayton, NA.
E. W. Stephenson, Jr. 55  SeniorExecutive Vice President of AmSouth (July 1993 to date), Senior Executive
                          Vice President and Florida Banking Group Head (July 1997 to date) and
                          Mississippi Banking Group Head (November 2000 to date) of AmSouth Bank.
                          Formerly, Chairman of the Board and Chief Executive Officer of AmSouth Bank of
                          Florida (July 1993 to June 1997).
Geoffrey A. von       50  SeniorExecutive Vice President of AmSouth and AmSouth Bank and Wealth
Kuhn                      Management Group Head (April 2001 to date). Formerly, Head of U.S. Private
                          Bank for Citigroup (April 2000 to April 2001), Senior Managing Director and Vice
                          Chairman of Banc One Capital Markets (February 1998 to April 2000), and Senior
                          Managing Director of Banc One Institutional Investment Services, Inc. (May 1996
                          to February 1998).
David B. Edmonds      48  Executive Vice President and Human Resources Director of AmSouth and
                          AmSouth Bank (October 1994 to date).
Stephen A. Yoder      48  Executive Vice President and General Counsel (August 1995 to date) and Secretary
                          (October 1999 to date) of AmSouth and AmSouth Bank.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   AmSouth's common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 25 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 19, 2002, there were approximately 34,632 holders of record of AmSouth's common stock (including participants in the Dividend Reinvestment and Common Stock Purchase Plan).

   Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2001, are set forth in Note 18 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to
Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the headings "Supervision and Regulation--Payment of Dividends" and "Supervision and Regulation--Capital Adequacy and Related Matters."

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected financial data for the last five years.

                                           2001         2000         1999         1998         1997
                                        -----------  -----------  -----------  -----------  -----------
                                                  (Dollars in thousands except per share data)
Earnings summary
Net interest income.................... $ 1,394,884   $1,379,103  $ 1,507,944  $ 1,444,284  $ 1,384,729
Provision for loan losses..............     187,100      227,600      165,626       99,067       83,508
                                        -----------  -----------  -----------  -----------  -----------
Net interest income after provision for
  loan losses..........................   1,207,784    1,151,503    1,342,318    1,345,217    1,301,221
Noninterest revenues...................     748,222      669,494      847,560      799,854      658,724
Noninterest expenses...................   1,185,394    1,366,435    1,648,507    1,406,272    1,221,675
                                        -----------  -----------  -----------  -----------  -----------
Income before income taxes.............     770,612      454,562      541,371      738,799      738,270
Income taxes...........................     234,266      125,435      200,903      264,725      264,589
                                        -----------  -----------  -----------  -----------  -----------
   Net income.......................... $   536,346  $   329,127  $   340,468  $   474,074  $   473,681
                                        ===========  ===========  ===========  ===========  ===========
Earnings per common share.............. $      1.46  $      0.86  $      0.87  $      1.22  $      1.20
Diluted earnings per common share......        1.45         0.86         0.86         1.20         1.18
Cash dividends declared................        0.85         0.81         0.71         0.57         0.51
Return on average assets...............        1.40%        0.79%        0.81%        1.22%        1.32%
Return on average equity...............       18.56        11.57        10.69        15.33        16.00
Operating efficiency...................       53.72        64.72        69.24        61.97        59.20
Selected year end balances
Loans net of unearned income........... $25,124,493  $24,616,435  $26,266,759  $24,445,296  $24,415,004
Assets.................................  38,600,414   38,935,978   43,415,351   40,639,522   37,381,105
Deposits...............................  26,167,017   26,623,304   27,912,443   28,533,760   27,045,700
Long-term debt.........................   6,102,255    5,883,405    5,603,486    4,392,825    2,247,442
Shareholders' equity...................   2,955,099    2,813,407    2,959,205    3,207,424    3,029,138

                                          2001         2000         1999         1998         1997
                                       -----------  -----------  -----------  -----------  -----------
                                                 (Dollars in thousands except per share data)
Selected average balances
Loans net of unearned income.......... $24,763,798  $25,879,910  $25,471,295  $24,027,839  $23,753,817
Assets................................  38,238,393   41,860,171   41,817,240   38,842,481   35,918,328
Deposits..............................  25,916,181   27,323,133   27,718,029   27,150,710   26,260,410
Long-term debt........................   6,117,333    6,031,983    5,292,217    3,791,953    1,869,577
Shareholders' equity..................   2,889,248    2,844,987    3,185,084    3,091,737    2,960,023
Selected ratios
Net interest margin...................        4.20%        3.75%        4.02%        4.14%        4.27%
Allowance for loan losses to loans net
  of unearned income..................        1.45         1.55         1.35         1.51         1.50
Nonperforming assets to loans net of
  unearned income, foreclosed
  properties and repossessions........        0.76         0.80         0.61         0.54         0.53
Ending equity to ending assets........        7.66         7.23         6.82         7.89         8.10
Average equity to average assets......        7.56         6.80         7.62         7.96         8.24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of AmSouth's 2001 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is included on pages 50 through 53 of "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management's Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth's 2001 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information on the directors and director nominees of AmSouth included at pages 6, 8 and 10 of AmSouth's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 (the Proxy Statement) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth's executive officers is included in Part I of this report.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Voting Securities and Principal Holders Thereof " at pages 3 through 5 of the Proxy Statement is hereby incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

Financial Statements

   The following management's statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth's 2001 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

      Management's Statement on Responsibility for Financial Reporting
      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Statement of Condition--December 31, 2001 and 2000 Consolidated Statement of Earnings--Years ended December 31, 2001, 2000 and 1999
      Consolidated Statement of Shareholders' Equity--Years ended December 31, 2001, 2000 and 1999
      Consolidated Statement of Cash Flows--Years ended December 31, 2001, 2000 and 1999
      Notes to Consolidated Financial Statements

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

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed by AmSouth during the period October 1, 2001 to December 31, 2001.

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

                                          AMSOUTH BANCORPORATION

                                                  /s/  C. DOWD RITTER
                                          By: _______________________________
                                                       C. Dowd Ritter
                                               Chairman, President and Chief
                                                     Executive Officer
                                                    Date: March 27, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                         Date
        ---------                            -----                         ----

   /s/  C. DOWD RITTER     Chairman, President and Chief Executive    March 27, 2002
By: ______________________   Officer (Principal Executive Officer)
      C. Dowd Ritter

   /s/  SLOAN D. GIBSON    Vice Chairman and Chief Financial Officer  March 27, 2002
By: ______________________ (Principal Financial Officer)
     Sloan D. Gibson

  /s/  DONALD R. KIMBLE    Executive Vice President, Chief Accounting March 27, 2002
By: ______________________ Officer and Controller (Principal
     Donald R. Kimble      Accounting Officer)

            *                                                         March 27, 2002
By: ______________________
    J. Harold Chandler     A Director

            *                                                         March 27, 2002
By: ______________________
   James E. Dalton, Jr.    A Director

            *                                                         March 27, 2002
By: ______________________
Earnest W. Deavenport, Jr. A Director

            *                                                         March 27, 2002
By: ______________________
    Rodney C. Gilbert      A Director

            *                                                         March 27, 2002
By: ______________________
     Elmer B. Harris       A Director

            *                                                         March 27, 2002
By: ______________________
     Martha R. Ingram      A Director

            *                                                         March 27, 2002
By: ______________________
   Victoria B. Jackson     A Director

            *                                                         March 27, 2002
By: ______________________
   Ronald L. Kuehn, Jr.    A Director

            *                                                         March 27, 2002
By: ______________________
     James R. Malone       A Director

                      Signature           Title         Date
                      ---------           -----         ----

                          *
              By: _____________________
                 Charles D. McCrary     A Director March 27, 2002

                          *
              By: _____________________
                  Claude B. Nielsen     A Director March 27, 2002

                          *
              By: _____________________
              Benjamin F. Payton, Ph.D. A Director March 27, 2002

--------
* Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

                                                  /s/  CARL L. GORDAY
                                          By: _______________________________
                                                       Carl L. Gorday
                                                      Attorney in Fact

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

  3-a  Restated Certificate of Incorporation of AmSouth Bancorporation (1)
  3-b  Bylaws of AmSouth Bancorporation (2)
  4-a  Agreement and Addendum for Advances and Security Agreement with Blanket Floating Lien (3)
  4-b  Second Addendum to the Agreement for Advances and Security Agreement with Blanket Floating
       Lien (4)
  4-c  Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of
       Designation and Terms of Series A Preferred Stock (5)
*10-a  AmSouth Bancorporation Executive Incentive Plan
*10-b  AmSouth Bancorporation Relocation Policy for Executive Officers (6)
* 10-c AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan (7)
*10-d  1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (8)
*10-e  Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)
*10-f  Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (10)
*10-g  1997 Performance Incentive Plan (11)
*10-h  1996 Long Term Incentive Compensation Plan, as amended (12)
*10-i  Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation (13)
*10-j  AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan (14)
*10-k  Employment Agreement for C. Dowd Ritter (15)
*10-l  Form of Change-in-Control Agreement for certain Executive Officers (16)
*10-m  AmSouth Bancorporation Deferred Compensation Plan (17)
*10-n  Amended and Restated Stock Option Plan for Outside Directors (18)
*10-o  Life Insurance Agreement (19)
*10-p  Supplemental Long-Term Disability Plan (20)
*10-q  AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (21)
*10-r  First American Corporation 1993 Non-Employee Director Stock Option Plan (22)
*10-s  First American Corporation Directors' Deferred Compensation Plan as amended October 18, 1996 (23)
 13    AmSouth Bancorporation's 2001 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K
 21    List of Subsidiaries of AmSouth Bancorporation
 23    Consent of Ernst & Young LLP, Independent Auditors
 24    Powers of Attorney

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference
(3) Filed as Exhibit 4-a to AmSouth's Form 10-K Annual Report for the year ended December 31, 2000, incorporated herein by reference
(4) Filed as Exhibit 4 to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, incorporated herein by reference
(5) Filed as Exhibit 4.1 to AmSouth's Report on Form 8-K filed on December 18, 1997, incorporated herein by reference
(6) Filed as Exhibit 10-b to AmSouth's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(7) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, incorporated herein by reference
(8) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(9) Filed as Exhibit 10-k to AmSouth's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(10) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11) Filed as Appendix A to AmSouth's Proxy Statement, dated March 10, 1997, for the Annual Meeting of Shareholders on April 17, 1997, incorporated herein by reference
(12) Filed as Appendix B to AmSouth's Proxy Statement, dated March 12, 2001, for the Annual Meeting of Shareholders on April 19, 2001, incorporated herein by reference
(13) Filed as Exhibit 10-q to AmSouth's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference
(14) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, incorporated herein by reference
(15) Filed as Exhibit 10-m to AmSouth's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference
(16) Filed as Exhibit 10-n to AmSouth's Form 10-K Annual Report for the year ended December 31, 1999. Agreements in this form have been entered into with the following Executive Officers: David B. Edmonds, Sloan D. Gibson, Grayson Hall, W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney, Geoffrey A. von Kuhn and Stephen A. Yoder
(17) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2000, incorporated herein by reference
(18) Filed as Exhibit 10 to AmSouth's Form 10-Q Quarterly Report for the quarter ended June 30, 2000, incorporated herein by reference
(19) Filed as Exhibit 10-a to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference
(20) Filed as Exhibit 10-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference

(21) Filed as part of First American's Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(22) Filed as part of First American's Proxy Statement dated March 18, 1993 for the Annual Meeting of Shareholders on April 15, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(23) Filed as Exhibit 10.3(e) to First American's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)