Form 10-Q
period 2002-03-31
AMSOUTH BANCORPORATION
filed 2002-04-30
CIK 3133

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002     Commission file number 1-7476

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

                   AmSouth Center
               1900 Fifth Avenue North
                 Birmingham, Alabama              35203
                (Address of principal          (Zip Code)
                 executive offices)

                                (205) 320-7151
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of April 22, 2002, AmSouth Bancorporation had 361,634,000 shares of common stock outstanding.

================================================================================

                            AMSOUTH BANCORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information
         Item 1.  Financial Statements (Unaudited)............................................
                  Consolidated Statement of Condition--March 31, 2002, December 31, 2001, and
                    March 31, 2001............................................................   3
                  Consolidated Statement of Earnings--Three months ended March 31, 2002 and
                    2001......................................................................   4
                  Consolidated Statement of Shareholders' Equity--Three months ended March 31,
                    2002......................................................................   5
                  Consolidated Statement of Cash Flows--Three months ended March 31, 2002 and
                    2001......................................................................   6
                  Notes to Consolidated Financial Statements..................................   7
                  Independent Accountants' Review Report......................................  12
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..............................................................  13
         Item 3.  Quantitative and Qualitative Disclosures About Market Rate Risk.............  24
Part II. Other Information
         Item 1.  Legal Proceedings...........................................................  24
         Item 6.  Exhibits and Reports on Form 8-K............................................  24
Signatures....................................................................................  25
Exhibit Index.................................................................................  26

   Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management's plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors--many of which are beyond AmSouth's control--could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors which could cause results to differ materially from current management expectations include, but are not limited to: the execution of AmSouth's strategic initiatives; legislation; general economic conditions, especially in the Southeast; changes in interest rates, yield curves and interest rate spread relationships; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth's loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental, and regulatory factors affecting AmSouth's operations, products, services, and prices; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. The terrorist attacks of September 11, 2001 have had a negative impact on the economy. It is impossible to predict what future effect these events or any United States response may have. To the extent there is a prolonged negative impact on the economy, the effects may include adverse changes in customers' borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                    PART I
                             FINANCIAL INFORMATION
                   Item 1.  Financial Statements (Unaudited)

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION
                                  (Unaudited)

                                                                                      March 31    December 31   March 31
                                                                                        2002         2001         2001
                                                                                     -----------  -----------  -----------
                                                                                                 (In thousands)
ASSETS
Cash and due from banks............................................................. $   956,226  $ 1,441,561  $ 1,143,373
Federal funds sold and securities purchased under agreements to resell..............     447,500      400,000    1,651,419
Trading securities..................................................................      20,083       12,979       15,940
Available-for-sale securities.......................................................   4,625,994    4,829,512    4,425,716
Held-to-maturity securities (market value of $4,132,849, $4,071,008 and $4,686,230,
 respectively)......................................................................   4,089,645    4,002,474    4,595,735
Loans held for sale.................................................................     223,999      291,782      209,564
Loans...............................................................................  26,136,219   25,852,221   24,981,703
Less: Allowance for loan losses.....................................................     367,819      363,607      380,646
      Unearned income...............................................................     723,810      727,728      453,759
                                                                                     -----------  -----------  -----------
         Net loans..................................................................  25,044,590   24,760,886   24,147,298
Other interest-earning assets.......................................................      33,567       40,458       34,623
Premises and equipment, net.........................................................     752,178      729,383      635,888
Accrued interest receivable and other assets........................................   2,029,725    2,091,379    1,966,255
                                                                                     -----------  -----------  -----------
                                                                                     $38,223,507  $38,600,414  $38,825,811
                                                                                     ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
   Deposits:
      Noninterest-bearing demand.................................................... $ 4,850,399  $ 5,280,621  $ 4,649,832
      Interest-bearing demand.......................................................  10,620,135   10,518,922    9,895,703
      Savings.......................................................................   1,310,931    1,229,871    1,231,042
      Time..........................................................................   6,510,539    6,800,056    7,801,386
      Foreign time..................................................................     332,581      309,641      269,584
      Certificates of deposit of $100,000 or more...................................   2,048,207    2,027,906    2,398,499
                                                                                     -----------  -----------  -----------
         Total deposits.............................................................  25,672,792   26,167,017   26,246,046
   Federal funds purchased and securities sold under agreements to repurchase.......   2,107,844    2,080,296    2,235,688
   Other borrowed funds.............................................................      75,227       79,454      233,963
   Long-term Federal Home Loan Bank advances........................................   5,086,796    5,093,834    5,189,381
   Other long-term debt.............................................................   1,001,602    1,008,421    1,003,580
                                                                                     -----------  -----------  -----------
         Total deposits and interest-bearing liabilities............................  33,944,261   34,429,022   34,908,658
Accrued expenses and other liabilities..............................................   1,291,761    1,216,293    1,033,332
                                                                                     -----------  -----------  -----------
         Total liabilities..........................................................  35,236,022   35,645,315   35,941,990
                                                                                     -----------  -----------  -----------
Shareholders' equity:
   Preferred stock--no par value:
      Authorized--2,000,000 shares; Issued and outstanding--none....................         -0-          -0-          -0-
   Common stock--par value $1 a share:
      Authorized--750,000,000 shares; Issued--416,925,000, 416,931,000 and
       416,940,000 shares, respectively.............................................     416,925      416,931      416,940
   Capital surplus..................................................................     699,831      699,863      692,032
   Retained earnings................................................................   2,737,021    2,677,933    2,509,653
   Cost of common stock in treasury--54,778,000, 53,896,000 and 45,809,000 shares,
    respectively....................................................................    (868,195)    (848,005)    (697,930)
   Deferred compensation on restricted stock........................................     (17,295)     (16,624)     (17,494)
   Accumulated other comprehensive income/(loss)....................................      19,198       25,001      (19,380)
                                                                                     -----------  -----------  -----------
         Total shareholders' equity.................................................   2,987,485    2,955,099    2,883,821
                                                                                     -----------  -----------  -----------
                                                                                     $38,223,507  $38,600,414  $38,825,811
                                                                                     ===========  ===========  ===========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                                                             Three Months
                                                                            Ended March 31
                                                                           -----------------
                                                                             2002     2001
                                                                           -------- --------
                                                                             (In thousands
                                                                                except
                                                                            per share data)
INTEREST INCOME
Loans..................................................................... $424,995 $525,454
Available-for-sale securities.............................................   85,308   72,422
Held-to-maturity securities...............................................   61,503   74,826
Trading securities........................................................       67        8
Loans held for sale.......................................................    4,165    1,963
Federal funds sold and securities purchased under agreements to resell....      745   24,445
Other interest-earning assets.............................................      310      699
                                                                           -------- --------
      Total interest income...............................................  577,093  699,817
                                                                           -------- --------
INTEREST EXPENSE
Interest-bearing demand deposits..........................................   28,921   83,607
Savings deposits..........................................................    1,818    4,909
Time deposits.............................................................   64,286  116,585
Foreign time deposits.....................................................    1,102    3,797
Certificates of deposit of $100,000 or more...............................   18,637   38,467
Federal funds purchased and securities sold under agreements to repurchase    6,229   27,617
Other borrowed funds......................................................      979    4,508
Long-term Federal Home Loan Bank advances.................................   67,144   74,355
Other long-term debt......................................................    9,783   16,129
                                                                           -------- --------
      Total interest expense..............................................  198,899  369,974
                                                                           -------- --------
NET INTEREST INCOME.......................................................  378,194  329,843
Provision for loan losses.................................................   56,100   38,200
                                                                           -------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......................  322,094  291,643
                                                                           -------- --------
NONINTEREST REVENUES
Service charges on deposit accounts.......................................   65,130   59,871
Trust income..............................................................   27,869   28,879
Consumer investment services income.......................................   20,911   23,672
Bank owned life insurance policies........................................   16,637   14,081
Interchange income........................................................   13,875   13,046
Mortgage income...........................................................    5,876    4,899
Portfolio income..........................................................    3,567    2,943
Other noninterest revenues................................................   23,798   34,910
                                                                           -------- --------
      Total noninterest revenues..........................................  177,663  182,301
                                                                           -------- --------
NONINTEREST EXPENSES
Salaries and employee benefits............................................  156,803  141,732
Equipment expense.........................................................   29,429   30,296
Net occupancy expense.....................................................   28,533   27,813
Postage and office supplies...............................................   12,954   12,909
Communications expense....................................................    8,902   10,278
Amortization of intangibles...............................................    1,362    8,517
Marketing expense.........................................................    9,046    8,507
Other noninterest expenses................................................   46,638   48,015
                                                                           -------- --------
      Total noninterest expenses..........................................  293,667  288,067
                                                                           -------- --------
INCOME BEFORE INCOME TAXES................................................  206,090  185,877
Income taxes..............................................................   60,520   59,666
                                                                           -------- --------
      NET INCOME.......................................................... $145,570 $126,211
                                                                           ======== ========
Average common shares outstanding.........................................  361,656  372,246
Earnings per common share................................................. $    .40 $    .34
Diluted average common shares outstanding.................................  365,919  374,940
Diluted earnings per common share......................................... $    .40 $    .34

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                            Deferred
                                                                                                          Compensation
                                                                Common   Capital    Retained   Treasury   on Restricted
                                                                Stock    Surplus    Earnings    Stock         Stock
                                                               --------  --------  ----------  ---------  -------------
                                                                                                 (In thousands)
BALANCE AT JANUARY 1, 2002.................................... $416,931  $699,863  $2,677,933  $(848,005)   $(16,624)
Comprehensive income:
   Net income.................................................      -0-       -0-     145,570        -0-         -0-
   Other comprehensive income, net of tax:
     Change in unrealized gains on derivative instruments
       (net of $2,472 tax benefit)............................      -0-       -0-         -0-        -0-         -0-
     Changes in unrealized gains and losses on
       available-for-sale securities (net of $8,168
       tax benefit)...........................................      -0-       -0-         -0-        -0-         -0-

Comprehensive income
Cash dividends declared.......................................      -0-       -0-     (80,133)       -0-         -0-
Common stock transactions:....................................
   Purchase of common stock...................................      -0-       -0-         -0-    (44,147)        -0-
   Employee stock plans.......................................       (6)      (81)     (6,349)    21,405        (671)
   Dividend reinvestment plan.................................      -0-        49         -0-      2,552         -0-
                                                               --------  --------  ----------  ---------    --------
BALANCE AT MARCH 31, 2002..................................... $416,925  $699,831  $2,737,021  $(868,195)   $(17,295)
                                                               ========  ========  ==========  =========    ========
Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale securities
 arising during the period....................................
Less: Reclassification adjustment for gains realized in net
 income.......................................................

Net changes in unrealized gains on available- for-sale
 securities, net of tax.......................................

Unrealized holding gains on derivatives arising during the
 period.......................................................
Less: Reclassification adjustment for gains realized in net
 income.......................................................

Net changes in unrealized gains on derivatives, net of tax....

                                                                Accumulated
                                                                   Other
                                                               Comprehensive
                                                               Income/(Loss)   Total
                                                               ------------- ----------

BALANCE AT JANUARY 1, 2002....................................    $25,001    $2,955,099
Comprehensive income:
   Net income.................................................        -0-       145,570
   Other comprehensive income, net of tax:
     Change in unrealized gains on derivative instruments
       (net of $2,472 tax benefit)............................     (4,591)       (4,591)
     Changes in unrealized gains and losses on
       available-for-sale securities (net of $8,168
       tax benefit)...........................................     (1,212)       (1,212)
                                                                             ----------
Comprehensive income                                                            139,767
Cash dividends declared.......................................        -0-       (80,133)
Common stock transactions:....................................
   Purchase of common stock...................................        -0-       (44,147)
   Employee stock plans.......................................        -0-        14,298
   Dividend reinvestment plan.................................        -0-         2,601
                                                                  -------    ----------
BALANCE AT MARCH 31, 2002.....................................    $19,198    $2,987,485
                                                                  =======    ==========
Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale securities
 arising during the period....................................    $   471
Less: Reclassification adjustment for gains realized in net
 income.......................................................      1,683
                                                                  -------
Net changes in unrealized gains on available- for-sale
 securities, net of tax.......................................    $(1,212)
                                                                  =======
Unrealized holding gains on derivatives arising during the
 period.......................................................    $   448
Less: Reclassification adjustment for gains realized in net
 income.......................................................      5,039
                                                                  -------
Net changes in unrealized gains on derivatives, net of tax....    $(4,591)
                                                                  =======


                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                                    ----------------------
                                                                                                       2002        2001
                                                                                                    ----------  ----------
                                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income......................................................................................... $  145,570  $  126,211
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses......................................................................     56,100      38,200
    Depreciation and amortization of premises and equipment........................................     22,310      21,607
    Amortization of premiums and discounts on held-to-maturity securities and available-for-sale
     securities....................................................................................    (12,807)       (916)
    Net decrease (increase) in loans held for sale.................................................     66,332    (116,753)
    Net increase in trading securities.............................................................     (7,068)     (5,204)
    Net gains on sales of available-for-sale securities............................................     (2,697)     (2,488)
    Net decrease (increase) in accrued interest receivable and other assets........................     29,508     (48,977)
    Net increase in accrued expenses and other liabilities.........................................     20,405      87,670
    Provision for deferred income taxes............................................................     40,638      50,828
    Amortization of intangible assets..............................................................      1,351       8,506
    Other operating activities, net................................................................     10,648       9,565
                                                                                                    ----------  ----------
       Net cash provided by operating activities...................................................    370,290     168,249
                                                                                                    ----------  ----------
INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities..........................    428,752     158,045
Proceeds from sales of available-for-sale securities...............................................    178,425     100,784
Purchases of available-for-sale securities.........................................................   (314,922)   (444,197)
Proceeds from maturities, prepayments and calls of held-to-maturity securities.....................    676,176     175,838
Purchases of held-to-maturity securities...........................................................   (800,505)   (204,683)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell..    (47,500)    504,246
Net decrease in other interest-earning assets......................................................      6,891      34,047
Net (increase) decrease in loans...................................................................   (358,082)     36,065
Net purchases of premises and equipment............................................................    (45,105)    (23,294)
                                                                                                    ----------  ----------
       Net cash (used) provided by investing activities............................................   (275,870)    336,851
                                                                                                    ----------  ----------
FINANCING ACTIVITIES
Net decrease in deposits...........................................................................   (487,404)   (398,953)
Net increase (decrease) in federal funds purchased and securities sold under agreements to
 repurchase........................................................................................     27,548     (84,576)
Net decrease in other borrowed funds...............................................................     (4,227)   (302,885)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt.....................        534     500,000
Payments for maturing long-term debt...............................................................     (7,621)   (208,927)
Cash dividends paid................................................................................    (80,123)    (79,065)
Proceeds from employee stock plans and dividend reinvestment plan..................................     15,685       9,870
Purchase of common stock...........................................................................    (44,147)    (73,622)
                                                                                                    ----------  ----------
       Net cash used for financing activities......................................................   (579,755)   (638,158)
                                                                                                    ----------  ----------
Decrease in cash and cash equivalents..............................................................   (485,335)   (133,058)
Cash and cash equivalents at beginning of period...................................................  1,441,561   1,276,431
                                                                                                    ----------  ----------
Cash and cash equivalents at end of period......................................................... $  956,226  $1,143,373
                                                                                                    ==========  ==========

                See notes to consolidated financial statements.

                    AMSOUTH BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  Three months ended March 31, 2002 and 2001

   General--The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation's (AmSouth) 2001 annual report on Form 10-K.

   Accounting Changes--In July 2001, the FASB issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144).

   AmSouth adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, AmSouth had unamortized goodwill in the amount of $288.4 million, and unamortized identifiable intangible assets in the amount of $18.7 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoption of Statement 142, AmSouth has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. AmSouth does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $29.0 million or approximately $.08 per share in 2002 as a result of AmSouth no longer having to amortize goodwill against earnings. At March 31, 2002 and 2001, AmSouth had $17.3 million and $19.9 million, respectively, in unamortized identifiable intangible assets substantially all of which were core deposit intangibles. Total amortization expense associated with these intangible assets in the first quarter of 2002 and 2001 was $1.4 million and $1.2 million, respectively. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the quarter ended March 31, 2001 would have been $565.3 million and $133.5 million, respectively, and diluted earnings per share would have been $1.52 and $.36 for the same periods, respectively.

   The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and quarter ended March 31, 2001:

                                               For the Year Ended For the Quarter Ended
                                               December 31, 2001     March 31, 2001
                                               ------------------ ---------------------
                                                 Net    Earnings     Net      Earnings
                                                Income  Per Share   Income    Per Share
                                               -------- ---------  --------   ---------
                                                 (In thousands except per share data)
Earnings per common share computation:
   Net income/EPS as reported................. $536,346   $1.46   $126,211      $.34
   Add back: Goodwill amortization............   29,385     .08      7,367       .02
   Less: Tax on deductible goodwill...........      442     .00        111       .00
                                               --------   -----    --------     ----
       Adjusted net income/EPS................ $565,289   $1.54   $133,467      $.36
Diluted earnings per common share computation:
   Net income/diluted EPS as reported......... $536,346   $1.45   $126,211      $.34
   Add back: Goodwill amortization............   29,385     .07      7,367       .02
   Less: Tax on deductible goodwill...........      442     .00        111       .00
                                               --------   -----    --------     ----
       Adjusted net income/diluted EPS........ $565,289   $1.52   $133,467      $.36

   On January 1, 2002, AmSouth adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion
30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on AmSouth's financial conditions or results of operations.

   Cash Flows--For the three months ended March 31, 2002 and 2001, AmSouth paid interest of $202.1 million and $371.0 million, respectively. During the three months ended March 31, 2002 and 2001, AmSouth paid income taxes of $190.1 thousand and received refunds of income taxes of $38.7 million, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 2002 and 2001, were $10.0 million and $5.6 million, respectively. There were no noncash transfers from foreclosed properties to loans during the first quarter of 2002 compared to $85 thousand during the same period last year. During the first quarter of 2001, AmSouth had noncash transfers from held-to-maturity securities to available-for-sale securities of $2.1 billion associated with its adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (Statement 133), at the beginning of 2001.

   Derivatives--In accordance with Statement 133, AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risks, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

   AmSouth, at the hedge's inception and at least quarterly thereafter, performs a formal assessment to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value with all changes in fair value being recorded in noninterest revenue but with no corresponding offset being recorded on the hedged item or in other comprehensive income for cash flow hedges.

   Fair Value Hedging Strategy--AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth's exposure to interest rate risk by converting a portion of AmSouth's fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the three months ended March 31, 2002 and 2001, AmSouth recognized a net gain of $48 thousand and $50 thousand, respectively, related to the ineffective portion of its hedging instruments.

   Cash Flow Hedging Strategy--AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income. Approximately $675 million and $925 million of AmSouth's loans were designated as the hedged items to the interest rate swap agreements at March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002 and 2001, AmSouth recognized a net loss of $10 thousand and a net gain of $138 thousand, respectively, related to the ineffective portion of its hedging instruments.

   Comprehensive Income--Total comprehensive income was $139.8 million and $214.4 million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth's available-for-sale securities portfolio arising during the period and the change in value of the effective portion of cash flow hedges marked to market.

   Earnings Per Common Share--The following table sets forth the computation of earnings per common share and diluted earnings per common share:

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        2002      2001
                                                      --------  --------
       Earnings per common share computation:
       Numerator:
          Net income................................. $145,570  $126,211
       Denominator:
          Average common shares outstanding..........  361,656   372,246
       Earnings per common share..................... $    .40  $    .34
       Diluted earnings per common share computation:
       Numerator:
          Net income................................. $145,570  $126,211
       Denominator:
          Average common shares outstanding..........  361,656   372,246
          Dilutive shares contingently issuable......    4,263     2,694
                                                      --------  --------
          Average diluted common shares outstanding..  365,919   374,940
       Diluted earnings per common share............. $    .40  $    .34

   Shareholders' Equity--On September 19, 2001, AmSouth's Board of Directors approved the repurchase by AmSouth of up to 25.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through March 31, 2002, 4.4 million shares have been purchased under this authorization at a cost of $85.3 million. Cash dividends of $.22 per common share were declared in the first quarter of 2002. This represents a five percent increase over the dividend declared during the first quarter of 2001.

   Business Segment Information--AmSouth has three reportable segments:
Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, non-deposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, ineffectiveness related to hedging strategies, net gains on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, merger-related costs, and corporate expenses such as corporate overhead and goodwill amortization. The following is a summary of the segment performance for the three months ended March 31, 2002 and 2001:

                                            Consumer Commercial   Wealth   Treasury &
                                            Banking   Banking   Management   Other     Total
                                            -------- ---------- ---------- ---------- --------
                                                              (In thousands)
Three Months Ended March 31, 2002
Net interest income from external customers $186,724  $131,486   $   (92)   $ 60,076  $378,194
Internal funding...........................   97,530   (36,748)    1,054     (61,836)      -0-
                                            --------  --------   -------    --------  --------
Net interest income........................  284,254    94,738       962      (1,760)  378,194
Noninterest revenues.......................   83,092    30,081    48,798      15,692   177,663
                                            --------  --------   -------    --------  --------
Total revenues.............................  367,346   124,819    49,760      13,932   555,857
Provision for loan losses..................   38,802    11,335       -0-       5,963    56,100
Noninterest expenses.......................  186,659    44,417    39,330      23,261   293,667
                                            --------  --------   -------    --------  --------
Income/(Loss) before income taxes..........  141,885    69,067    10,430     (15,292)  206,090
Income taxes/(benefits)....................   53,375    25,953     3,916     (22,724)   60,520
                                            --------  --------   -------    --------  --------
Segment net income......................... $ 88,510  $ 43,114   $ 6,514    $  7,432  $145,570
                                            ========  ========   =======    ========  ========
Three Months Ended March 31, 2001
Net interest income from external customers $ 96,606  $176,833   $  (388)   $ 56,792  $329,843
Internal funding...........................  135,514   (81,114)    1,197     (55,597)      -0-
                                            --------  --------   -------    --------  --------
Net interest income........................  232,120    95,719       809       1,195   329,843
Noninterest revenues.......................   81,282    25,462    52,724      22,833   182,301
                                            --------  --------   -------    --------  --------
Total revenues.............................  313,402   121,181    53,533      24,028   512,144
Provision for loan losses..................   28,652     9,336       -0-         212    38,200
Noninterest expenses.......................  170,642    46,523    39,227      31,675   288,067
                                            --------  --------   -------    --------  --------
Income/(Loss) before income taxes..........  114,108    65,322    14,306      (7,859)  185,877
Income taxes/(benefits)....................   42,951    24,519     5,360     (13,164)   59,666
                                            --------  --------   -------    --------  --------
Segment net income......................... $ 71,157  $ 40,803   $ 8,946    $  5,305  $126,211
                                            ========  ========   =======    ========  ========

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

   We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001, and the consolidated statement of shareholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                          /s/  ERNST & YOUNG LLP

Birmingham, Alabama
April 23, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   AmSouth Bancorporation (AmSouth) reported net income for the quarter ended March 31, 2002 of $145.6 million, or $.40 per share versus $126.2 million, or $.34 per share for the same period last year. For the three months ended March 31, 2002 and 2001, AmSouth's return on average assets (ROA) was 1.56 percent and 1.33 percent, respectively. Return on average equity (ROE) was 19.83 percent for the first three months of 2002 compared to 18.08 percent for the same quarter of 2001. The improved earnings reflected higher net interest income, as AmSouth's net interest margin continued to expand, as well as a decrease in noninterest expenses. The improvements were partially offset by lower noninterest revenues and an increase in the provision for loan losses during the quarter.

   The improvement in net income reflected AmSouth's adoption, on January 1, 2002, of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. The impact to first quarter earnings of adopting Statement 142 and no longer amortizing goodwill against earnings was an increase in net income of approximately $7.3 million or $.02 per share when compared to the same period in 2001. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $29.0 million or approximately $.08 per share in 2002.

   Total assets at March 31, 2002 were $38.2 billion, down from $38.6 billion at year end reflecting a decrease in available-for-sale (AFS) securities and lower cash balances offset by increases in loans. Loans net of unearned income at March 31, 2002 increased $287.9 million compared to year end. This increase was attributable to $462.3 million of growth in consumer loans partially offset by decreases in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity loans and lines, dealer indirect automobile lending and residential first mortgages. The increase in home equity lending reflected AmSouth's continued efforts to attract these loans due to their attractive spreads and historically low levels of losses. Managed loans, which include securitized dealer loans and loans sold to third-party conduits, increased by $55.0 million at March 31, 2002 from year-end levels. This increase reflected the balance sheet loan growth described above offset by the paydown of dealer indirect loans previously securitized and the planned runoff in residential and dealer loans previously sold to conduits.

   On the liability side of the balance sheet, total deposits at March 31, 2002, decreased by $494.2 million compared to December 31, 2001. Decreases in deposits occurred primarily in higher cost time deposits and noninterest-bearing demand deposits. These decreases were partially offset by increases in low cost interest-bearing checking, money market and savings deposits. The decrease in noninterest-bearing deposits reflected the impact of higher commercial demand deposits, which normally occurs at the end of the year, while the increase in other low cost deposits reflected AmSouth's emphasis on promoting sales of consumer and small business consumer checking and money market accounts.

Net Interest Income

   Net interest income (NII) on a fully taxable equivalent basis was $378.2 million for the first quarter of 2002, an increase of $48.4 million, or 14.7 percent, as compared to the first quarter of 2001. The increase in NII reflected a higher net interest margin partially offset by lower average interest-earning assets. Average interest-earning assets for the first quarter of 2002 were $34.1 billion, a decrease of $1.0 billion from the same period in 2001. The net interest margin (NIM) was 4.65 percent for the first quarter of 2002 versus 3.93 percent for the same period last year. The increase in the NIM reflected a favorable shift in the mix of both assets and liabilities. On the balance sheet, AmSouth replaced lower yielding commercial loans and fixed-rate investment securities with higher yielding consumer loans, while higher cost time deposits and wholesale, short-term borrowings were partially replaced by low cost and noninterest-bearing deposits. The funding side of the balance sheet benefited from the maturity, during the third and fourth quarters of 2001, of $2.3 billion in higher cost time deposits which either repriced at a time when renewal rates were lower or were shifted into other deposit products at lower rates.

   Mangement expects the NIM to remain above 4.50 percent for the remainder of 2002, provided the economy continues to recover, AmSouth achieves modest growth in loans and deposits, and AmSouth's balance sheet and interest rate management strategy continues to be successful. Conditions different from these could cause the NIM to differ from management's expectations.

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

   Based on the results of the simulation model as of March 31, 2002, AmSouth would expect NII to increase $3.0 million or approximately .19 percent and decrease $200 thousand or approximately .01 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is within AmSouth's policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. As of March 31, 2001, the simulation model indicated that NII would increase $8 million or approximately ..5 percent and decrease $10 million or approximately .7 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period.

   AmSouth's neutral interest rate risk profile is the result of continued actions taken over the last several quarters. These actions included the continued increase in the level of variable-rate loans on the balance sheet while reducing the level of fixed-rate loans and investment securities. In addition, less rate sensitive, low cost deposits have increased while higher cost and more rate sensitive time deposits have declined. AmSouth extended the maturity of purchased funds and "receive fixed/pay floating" interest rate swaps with notional amounts of $821 million either matured or have been called since the first quarter of 2001. AmSouth plans to continue its neutral interest rate risk position through 2002 by emphasizing variable-rate lending, especially equity lines. In addition, there are approximately $685 million notional amount of receive fixed/pay floating interest rate swaps expected to mature during the remainder of 2002, which management does not currently anticipate replacing. These actions should help protect AmSouth's interest rate risk neutrality even as interest rates begin to rise.

   As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps. At March 31, 2002, AmSouth had interest rate swaps in the notional amount of $1.8 billion, all of which were receive fixed/pay floating rate swaps. Of these swaps, $675 million of notional value was used to hedge the cash flow of variable-rate commercial loans. The remaining $1.1 billion of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. There were maturities of interest rate swaps totaling $285 million during the first three months of 2002.

   AmSouth also enters into forward commitments to sell groups of residential mortgage loans to protect against changes in the fair value of fixed-rate mortgage loan commitments not yet funded. These forward commitment transactions and unfunded loan commitments do not qualify for hedge accounting and are recorded on the statement of condition at fair value with changes in fair value during the period being recorded in mortgage income. At March 31, 2002, AmSouth had $1.2 million recorded in other assets associated with $143.0 million notional amount of open forward contracts to sell residential mortgage loans.

   In addition to using derivative instruments as an interest rate risk management tool, AmSouth also acts as an intermediary for interest rate swaps, caps, floors, and foreign exchange contracts on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. The amounts of these other derivative instruments were immaterial.

Liquidity Management

   AmSouth's goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth's Treasury Division. In addition, the Asset/Liability Committee, which consists of members of AmSouth's senior management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of balance sheet or anticipated cash flow changes. Management also compares, on a monthly basis, AmSouth's liquidity position to established corporate liquidity guidelines.

   The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and investments as well as the ability to securitize or sell certain loans and investments. Liquidity on the liability side is generated primarily through growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources.

   At March 31, 2002, AmSouth had contractual obligations associated with outstanding borrowings, time deposits and lease obligations of $17.5 billion of which $9.3 billion is due within one year. In addition, AmSouth had loan commitments and standby letters of credit of $21.7 billion of which $7.2 billion expires within one year.

   As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At March 31, 2002, the outstanding balance of loans sold to conduits was approximately $3.59 billion, including $1.3 billion of commercial loans, $1.9 billion of residential first mortgages and $394 million of dealer indirect automobile loans. Associated with these transactions, AmSouth had approximately $151.4 million of letters of credit supporting the conduit sales and approximately $3.6 billion of liquidity lines of credit supporting the transactions.

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

   Table 4 presents a five-quarter analysis of the allowance for loan losses. At March 31, 2002, the allowance for loan losses was $367.8 million, or 1.45 percent of loans net of unearned income, compared to $380.6 million, or 1.55 percent, at March 31, 2001 and $363.6 million, or 1.45 percent at December 31, 2001. The coverage ratio of the allowance for loan losses to nonperforming loans was 232 percent at March 31, 2002, an increase from the December 31, 2001 ratio of 228 percent.

   Net charge-offs for the quarter ended March 31, 2002, were $51.9 million or
0.83 percent of average loans, on an annualized basis, an increase of $13.9 million from the $38.0 million or 0.63 percent of average loans reported a year earlier and $1.2 million higher than the $50.7 million of net charge-offs or
0.81 percent of average loans reported in the fourth quarter of 2001. While commercial net charge-offs were $19.2 million in the first quarter of 2002, an increase of $4.1 million versus the first quarter of 2001, the level of commercial net charge-offs declined $1.5 million versus $20.7 million in the fourth quarter of 2001. On the consumer side, net charge-offs increased $9.9 million and $2.7 million versus the first quarter of 2001 and the fourth quarter of 2001, respectively. The increase in consumer charge-offs was primarily due to increased charge-offs in the dealer indirect, equity lending and revolving credit portfolios. Dealer indirect charge-offs increased by $5.1 million versus the same period in 2001 and by approximately $2.0 million over fourth quarter levels. The increase over fourth quarter levels reflected seasonality coupled with the continued impact of the economy on consumer employment. Home equity net charge-offs were up $3.8 million versus the first quarter of 2001 and up approximately $1.0 million versus the prior quarter. The trend in net charge-offs mirrored the trend across the entire consumer portfolio. The increase in the unsecured revolving credit portfolio both year over year and quarter over quarter reflected the impact of a soft economy and rising bankruptcies. The provision for loan losses for the first quarter of 2002 was $56.1 million compared to $38.2 million in the first quarter of 2001 and $53.6 million in the fourth quarter of 2001.

   Table 5 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 2002, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions remained flat at 0.76 percent, the same level as the end of the fourth quarter of 2001. Compared to the first quarter of 2001, this percentage decreased 17 basis points from 0.93 percent.

   Included in nonperforming assets at March 31, 2002 and 2001, were loans of $102.5 million and $152.5 million, respectively, that were considered to be impaired, substantially all of which were on a nonaccrual basis. At March 31, 2002 and 2001, there was $19.9 million and $59.3 million, respectively, in the allowance for loan losses specifically allocated to $84.3 million and $141.9 million of impaired loans. No specific reserves were required for $18.2 million and $10.6 million of impaired loans at March 31, 2002 and 2001, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001, was $101.7 million and $128.5 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2002. At March 31, 2002, AmSouth had approximately $70.6 million of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

   AmSouth expects nonperforming loans and net charge-offs to fluctuate for the remainder of 2002, in a relatively narrow band around the levels of the last few quarters. This expectation is based on improving economic conditions as the year progresses. If economic conditions deteriorate further or fail to improve in 2002, credit quality could deteriorate from management's expectations.

Noninterest Revenues and Noninterest Expenses

   Noninterest revenue (NIR) was $177.7 million during the first quarter of 2002, a decrease of $4.6 million from the first quarter of 2001. The decrease in NIR versus the prior year was primarily due to lower consumer investment services income, trust income and other NIR partially offset by increases in service charges on deposits, mortgage income and income from bank owned life insurance (BOLI). The decrease in consumer investment services income was a result of lower sales of variable annuity products, which followed a trend that began last year and carried over into the first quarter of 2002. Fixed annuity sales and low-cost deposits benefited from the trend. The decrease in trust income was due to a decline in market values as reflected in a 10% decline in the S&P 500 since the first quarter of 2001. The decrease also reflected the outsourcing of Retirement Services record-keeping plans. The decrease in other NIR reflected a steady decrease in fee income from the auto securitization and the conduits as the loan balances associated with these transactions declined. In addition, the decrease in other NIR reflected an adjustment associated with an equity investment of $4.4 million recorded in the first quarter of 2001 as well as a $2.2 million fixed asset impairment loss recorded in the current quarter. The increase in BOLI income reflected the receipt of benefit payments in the first quarter of 2002. The increase in service charge income was primarily the result of higher treasury management fees as a result of higher sales to corporate customers. The increase in service charge income also reflected higher revenue from overdraft fees. Mortgage income in the first quarter of 2002 increased $976 thousand compared to the first quarter of 2001. The increase was driven by higher gains on the bulk sale of mortgage loans and servicing in the secondary market.

   Noninterest expenses (NIE) increased from the prior year by $5.6 million or
1.9 percent for the three months ended March 31, 2002, when compared to the same period in 2001. The increase primarily reflected higher salaries and employee benefits offset by decreases in amortization expense and communication expense. Salaries and employee benefits increased $15.1 million for the quarter, compared to the same period a year ago. This increase reflected higher base salaries due to merit increases, higher incentive accruals related to improved performance and an increase in employee benefits due to higher payroll taxes, insurance expenses and pension costs. Amortization expense declined $7.2 million or 84 percent as a result of AmSouth's adoption of Statement 142, on January 1, 2002. Statement 142 no longer permits the amortization of goodwill and intangible assets with indefinite useful lives but requires these assets to be tested for impairment at least annually. For more information on the impact of adopting Statement 142, see the Notes to Consolidated Financial Statements
section in Part I of this report. The $1.4 million decrease in communication expense reflects the impact of lower expenses as a result of a change in vendor.

Capital Adequacy

   At March 31, 2002, shareholders' equity totaled $3.0 billion or 7.82 percent of total assets. Since December 31, 2001, shareholders' equity increased $32.4 million primarily as a result of net income for the three months of $145.6 million. The increase in shareholders' equity from net income for the quarter was partially offset by the reduction of equity associated with the declaration of dividends of $80.1 million and the purchase of 2.1 million shares of AmSouth common stock for $44.1 million during the first three months of 2002. In addition, shareholders' equity decreased $1.2 million as a result of a decrease in the market value of the AFS portfolio, and $4.6 million of other comprehensive losses associated with cash flow hedges.

   Table 8 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2002 and 2001. At March 31, 2002, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2002.

                          Table 1--Financial Summary

                                                March 31
                                         -----------------------   %
                                            2002        2001     Change
                                         ----------- ----------- ------
                                                 (In thousands)
        Balance sheet summary
        End-of-period balances:
           Loans net of unearned income. $25,412,409 $24,527,944   3.6%
           Total assets.................  38,223,507  38,825,811  (1.6)
           Total deposits...............  25,672,792  26,246,046  (2.2)
           Shareholders' equity.........   2,987,485   2,883,821   3.6
        Year-to-date average balances:
           Loans net of unearned income. $25,272,649 $24,645,798   2.5%
           Total assets.................  37,783,732  38,498,447  (1.9)
           Total deposits...............  25,566,435  26,077,285  (2.0)
           Shareholders' equity.........   2,976,874   2,831,229   5.1

                                                                  Three Months Ended
                                                                       March 31
                                                              -------------------------     %
                                                                2002            2001     Change
                                                              --------        --------   ------
                                                              (In thousands except per share data)
Earnings summary
   Net income................................................ $145,570        $126,211     15.3%
   Earnings per common share.................................      .40             .34     17.6
   Diluted earnings per common share.........................      .40             .34     17.6
   Return on average assets (annualized).....................     1.56%           1.33%
   Return on average equity (annualized).....................    19.83           18.08
   Return on average equity (excluding goodwill, annualized).    19.83           19.12
   Operating efficiency......................................    51.60           55.12
   Operating efficiency (excluding goodwill).................    51.60           53.71
Selected ratios
   Average equity to assets..................................     7.88%           7.35%
   End-of-period equity to assets............................     7.82            7.43
   End-of-period tangible equity to assets...................     7.07            6.63
   Allowance for loan losses to loans net of unearned income.     1.45            1.55
Common stock data
   Cash dividends declared................................... $    .22        $    .21
   Book value at end of period...............................     8.25            7.77
   Market value at end of period.............................    21.98           16.81
   Average common shares outstanding.........................  361,656         372,246
   Average common shares outstanding-diluted.................  365,919         374,940

 Table 2--Quarterly Yields Earned on Average Interest-Earning Assets and Rates
                 Paid on Average Interest-Bearing Liabilities

                                                                     2002
                                                         ---------------------------
                                                                First Quarter
                                                         ---------------------------
                                                           Average    Revenue/ Yield/
                                                           Balance    Expense   Rate
                                                         -----------  -------- ------
Assets
Interest-earning assets:
   Loans net of unearned income......................... $25,272,649  $433,114  6.95%
   Available-for-sale securities:
     Taxable............................................   4,328,728    85,133  7.98
     Tax-free...........................................      74,076     1,466  8.03
                                                         -----------  --------
     Total available-for-sale securities................   4,402,804    86,599  7.98
                                                         -----------  --------
   Held-to-maturity securities:
     Taxable............................................   3,606,201    58,964  6.63
     Tax-free...........................................     341,999     6,436  7.63
                                                         -----------  --------
     Total held-to-maturity securities..................   3,948,200    65,400  6.72
                                                         -----------  --------
       Total investment securities......................   8,351,004   151,999  7.38
   Other interest-earning assets........................     486,064     5,287  4.41
                                                         -----------  --------
     Total interest-earning assets......................  34,109,717   590,400  7.02
Cash and other assets...................................   3,908,544
Allowance for loan losses...............................    (365,104)
Market valuation on available-for-sale securities.......     130,575
                                                         -----------
                                                         $37,783,732
                                                         ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................... $10,503,137    28,921  1.12
   Savings deposits.....................................   1,272,730     1,818  0.58
   Time deposits........................................   6,606,926    64,286  3.95
   Foreign time deposits................................     337,886     1,102  1.32
   Certificates of deposit of $100,000 or more..........   2,014,841    18,637  3.75
   Federal funds purchased and securities sold under
    agreements to repurchase............................   1,986,166     6,229  1.27
   Other interest-bearing liabilities...................   6,146,522    77,906  5.14
                                                         -----------  --------
     Total interest-bearing liabilities.................  28,868,208   198,899  2.79
                                                                      --------  ----
Net interest spread.....................................                        4.23%
                                                                                ====
Noninterest-bearing demand deposits.....................   4,830,915
Other liabilities.......................................   1,107,735
Shareholders' equity....................................   2,976,874
                                                         -----------
                                                         $37,783,732
                                                         ===========
Net interest income/margin on a taxable equivalent basis               391,501  4.65%
                                                                                ====
Taxable equivalent adjustment:
   Loans................................................                 8,119
   Available-for-sale securities........................                 1,291
   Held-to-maturity securities..........................                 3,897
                                                                      --------
     Total taxable equivalent adjustment................                13,307
                                                                      --------
       Net interest income..............................              $378,194
                                                                      ========

                                                                                                                2001
                                                  -------------------------------------------------------------------------------
                                                         Fourth Quarter               Third Quarter                Second Quarter
                                                  ---------------------------  ---------------------------  ---------------------
                                                    Average    Revenue/ Yield/   Average    Revenue/ Yield/   Average    Revenue
                                                    Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense
                                                  -----------  -------- ------ -----------  -------- ------ -----------  --------
Assets
Interest-earning assets:
   Loans net of unearned income...................$24,947,167  $463,816  7.38% $24,762,932  $494,161  7.92% $24,695,993  $512,895
   Available-for-sale securities:
     Taxable......................................  4,404,328    84,852  7.64    4,341,632    84,445  7.72    4,163,800    82,981
     Tax-free.....................................     79,009     1,580  7.93       81,699     1,590  7.72       89,578     1,725
                                                  -----------  --------        -----------  --------        -----------  --------
     Total available-for-sale securities..........  4,483,337    86,432  7.65    4,423,331    86,035  7.72    4,253,378    84,706
                                                  -----------  --------        -----------  --------        -----------  --------
   Held-to-maturity securities:
     Taxable......................................  3,884,256    64,628  6.60    3,987,733    66,416  6.61    4,185,593    70,594
     Tax-free.....................................    341,890     6,401  7.43      341,982     6,365  7.38      341,906     6,340
                                                  -----------  --------        -----------  --------        -----------  --------
     Total held-to-maturity securities............  4,226,146    71,029  6.67    4,329,715    72,781  6.67    4,527,499    76,934
                                                  -----------  --------        -----------  --------        -----------  --------
       Total investment securities................  8,709,483   157,461  7.17    8,753,046   158,816  7.20    8,780,877   161,640
   Other interest-earning assets..................    553,016     5,711  4.10    1,265,120    13,766  4.32    1,470,097    19,711
                                                  -----------  --------        -----------  --------        -----------  --------
     Total interest-earning assets................ 34,209,666   626,988  7.27   34,781,098   666,743  7.61   34,946,967   694,246
Cash and other assets.............................  3,841,728                    3,678,731                    3,726,748
Allowance for loan losses.........................   (359,404)                    (382,177)                    (380,983)
Market valuation on available-for-sale
  securities......................................    185,967                      127,813                       86,153
                                                  -----------                  -----------                  -----------
                                                  $37,877,957                  $38,205,465                  $38,378,885
                                                  ===========                  ===========                  ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits...............$10,298,075    36,367  1.40  $10,080,711    61,961  2.44  $ 9,902,714    72,061
   Savings deposits...............................  1,227,991     2,347  0.76    1,213,940     3,817  1.25    1,219,045     4,641
   Time deposits..................................  6,991,178    78,340  4.45    7,511,350   101,607  5.37    7,716,673   110,539
   Foreign time deposits..........................    360,579     1,430  1.57      313,799     2,152  2.72      279,454     2,434
   Certificates of deposit of $100,000 or more....  2,051,701    23,334  4.51    2,214,303    30,036  5.38    2,323,449    34,082
   Federal funds purchased and securities sold
     under agreements to repurchase...............  2,035,112     8,239  1.61    2,162,744    15,664  2.87    2,243,192    21,368
   Other interest-bearing liabilities.............  6,164,694    82,086  5.28    6,238,392    87,095  5.54    6,336,607    90,082
                                                  -----------  --------        -----------  --------        -----------  --------
     Total interest-bearing liabilities........... 29,129,330   232,143  3.16   29,735,239   302,332  4.03   30,021,134   335,207
                                                               --------  ----               --------  ----               --------
Net interest spread...............................                       4.11%                        3.58%
                                                                         ====                         ====
Noninterest-bearing demand deposits...............  4,729,238                    4,591,157                    4,566,584
Other liabilities.................................  1,059,602                      974,955                      930,883
Shareholders' equity..............................  2,959,787                    2,904,114                    2,860,284
                                                  -----------                  -----------                  -----------
                                                  $37,877,957                  $38,205,465                  $38,378,885
                                                  ===========                  ===========                  ===========
Net interest income/margin on a taxable
  equivalent basis                                              394,845  4.58%               364,411  4.16%               359,039
                                                                         ====                         ====
Taxable equivalent adjustment:
   Loans..........................................               13,951                       13,168                       10,405
   Available-for-sale securities..................                1,277                        1,241                        1,224
   Held-to-maturity securities....................                3,987                        3,965                        4,036
                                                               --------                     --------                     --------
     Total taxable equivalent adjustment..........               19,215                       18,374                       15,665
                                                               --------                     --------                     --------
       Net interest income........................             $375,630                     $346,037                     $343,374
                                                               ========                     ========                     ========


                                                                First Quarter
                                                         ---------------------------
                                                         Yield/   Average    Revenue/ Yield/
                                                          Rate    Balance    Expense   Rate
                                                         ------ -----------  -------- ------

Assets
Interest-earning assets:
   Loans net of unearned income.........................  8.33% $24,645,798  $530,572  8.73%
   Available-for-sale securities:
     Taxable............................................  7.99    3,900,993    71,850  7.47
     Tax-free...........................................  7.72       95,192     1,830  7.80
                                                                -----------  --------
     Total available-for-sale securities................  7.99    3,996,185    73,680  7.48
                                                                -----------  --------
   Held-to-maturity securities:
     Taxable............................................  6.76    4,256,209    72,571  6.91
     Tax-free...........................................  7.44      347,660     6,316  7.37
                                                                -----------  --------
     Total held-to-maturity securities..................  6.82    4,603,869    78,887  6.95
                                                                -----------  --------
       Total investment securities......................  7.38    8,600,054   152,567  7.19
   Other interest-earning assets........................  5.38    1,888,326    27,115  5.82
                                                                -----------  --------
     Total interest-earning assets......................  7.97   35,134,178   710,254  8.20
Cash and other assets...................................          3,705,571
Allowance for loan losses...............................           (381,223)
Market valuation on available-for-sale securities.......             39,921
                                                                -----------
                                                                $38,498,447
                                                                ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits.....................  2.92  $ 9,707,570    83,607  3.49
   Savings deposits.....................................  1.53    1,211,685     4,909  1.64
   Time deposits........................................  5.75    7,824,754   116,585  6.04
   Foreign time deposits................................  3.49      332,426     3,797  4.63
   Certificates of deposit of $100,000 or more..........  5.88    2,518,103    38,467  6.20
   Federal funds purchased and securities sold under
    agreements to repurchase............................  3.82    2,341,302    27,617  4.78
   Other interest-bearing liabilities...................  5.70    6,383,876    94,992  6.03
                                                                -----------  --------
     Total interest-bearing liabilities.................  4.48   30,319,716   369,974  4.95
                                                          ----               --------  ----
Net interest spread.....................................  3.49%                        3.25%
                                                          ====                         ====
Noninterest-bearing demand deposits.....................          4,482,747
Other liabilities.......................................            864,755
Shareholders' equity....................................          2,831,229
                                                                -----------
                                                                $38,498,447
                                                                ===========
Net interest income/margin on a taxable equivalent basis  4.12%               340,280  3.93%
                                                          ====                         ====
Taxable equivalent adjustment:
   Loans................................................                        5,118
   Available-for-sale securities........................                        1,257
   Held-to-maturity securities..........................                        4,062
                                                                             --------
     Total taxable equivalent adjustment................                       10,437
                                                                             --------
       Net interest income..............................                     $329,843
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

                       Table 3--Loans and Credit Quality

                                                                   Nonperforming    Net Charge-offs
                                                 Loans*               Loans**      Three Months Ended
                                                March 31             March 31           March 31
                                         ----------------------- ----------------- -----------------
                                            2002        2001       2002     2001     2002     2001
                                         ----------- ----------- -------- -------- -------   -------
                                                                (In thousands)
Commercial:
   Commercial & industrial.............. $ 6,775,951 $ 7,189,519 $ 81,187 $140,889 $19,364   $15,289
   Commercial loans--secured by real
     estate.............................   1,740,394   1,568,868   26,449   19,121    (134)     (295)
                                         ----------- ----------- -------- -------- -------   -------
       Total commercial.................   8,516,345   8,758,387  107,636  160,010  19,230    14,994
                                         ----------- ----------- -------- -------- -------   -------
Commercial real estate:
   Commercial real estate mortgages.....   2,107,303   2,401,975   14,970   26,461     160       165
   Real estate construction.............   2,277,023   2,422,491   16,711    5,011      19       289
                                         ----------- ----------- -------- -------- -------   -------
       Total commercial real estate.....   4,384,326   4,824,466   31,681   31,472     179       454
                                         ----------- ----------- -------- -------- -------   -------
Consumer:
   Residential first mortgages..........   1,819,727   1,495,249   10,284   12,355     320       438
   Equity loans and lines...............   5,649,781   4,712,525    7,822    4,613   6,045     2,257
   Dealer indirect......................   3,529,131   3,068,844        1        2  16,216    11,121
   Revolving credit.....................     499,683     490,391      -0-      -0-   6,318     5,056
   Other consumer.......................   1,013,416   1,178,082    1,011      881   3,580     3,668
                                         ----------- ----------- -------- -------- -------   -------
       Total consumer...................  12,511,738  10,945,091   19,118   17,851  32,479    22,540
                                         ----------- ----------- -------- -------- -------   -------
                                         $25,412,409 $24,527,944 $158,435 $209,333 $51,888   $37,988
                                         =========== =========== ======== ======== =======   =======

--------
*  Net of unearned income.
** Exclusive of accruing loans 90 days past due.

                      Table 4--Allowance for Loan Losses

                                                    2002                      2001
                                                   --------  --------------------------------------
                                                     1st       4th       3rd       2nd       1st
                                                   Quarter   Quarter   Quarter   Quarter   Quarter
                                                   --------  --------  --------  --------  --------
                                                                (Dollars in thousands)
Balance at beginning of period.................... $363,607  $360,717  $380,663  $380,646  $380,434
Loans charged off.................................  (62,806)  (60,582)  (81,320)  (57,478)  (50,506)
Recoveries of loans previously charged off........   10,918     9,872    12,174    11,395    12,518
                                                   --------  --------  --------  --------  --------
Net charge-offs...................................  (51,888)  (50,710)  (69,146)  (46,083)  (37,988)
Addition to allowance charged to expense..........   56,100    53,600    49,200    46,100    38,200
                                                   --------  --------  --------  --------  --------
Balance at end of period.......................... $367,819  $363,607  $360,717  $380,663  $380,646
                                                   ========  ========  ========  ========  ========
Allowance for loan losses to loans net of unearned
  income..........................................     1.45%     1.45%     1.45%     1.54%     1.55%
Allowance for loan losses to nonperforming loans*.   232.16%   228.29%   211.32%   193.11%   181.84%
Allowance for loan losses to nonperforming assets*   190.60%   190.29%   176.69%   170.18%   167.02%
Net charge-offs to average loans net of unearned
  income (annualized).............................     0.83%     0.81%     1.11%     0.75%     0.63%

--------
*  Exclusive of accruing loans 90 days past due.


                         Table 5--Nonperforming Assets

                                           2002                        2001
                                         --------  -------------------------------------------
                                         March 31  December 31 September 30 June 30   March 31
                                         --------  ----------- ------------ --------  --------
                                                         (Dollars in thousands)
Nonaccrual loans........................ $158,435   $159,274     $170,695   $197,120  $209,333
Foreclosed properties...................   29,462     27,443       28,006     20,380    13,688
Repossessions...........................    5,080      4,365        5,449      6,177     4,888
                                         --------   --------     --------   --------  --------
   Total nonperforming assets*.......... $192,977   $191,082     $204,150   $223,677  $227,909
                                         ========   ========     ========   ========  ========
Nonperforming assets* to loans net of
  unearned income, foreclosed properties
  and repossessions.....................     0.76%      0.76%        0.82%      0.90%     0.93%
Accruing loans 90 days past due......... $117,068   $116,576     $102,373   $ 88,747  $ 89,237

--------
*  Exclusive of accruing loans 90 days past due.

                        Table 6--Investment Securities

                                                   March 31, 2002        March 31, 2001
                                                --------------------- ---------------------
                                                 Carrying    Market    Carrying    Market
                                                  Amount     Value      Amount     Value
                                                ---------- ---------- ---------- ----------
                                                              (In thousands)
Held-to-maturity:
   U.S. Treasury and federal agency securities. $2,585,514 $2,605,310 $2,945,415 $2,996,471
   Other securities............................  1,161,727  1,174,651  1,308,143  1,331,382
   State, county and municipal securities......    342,404    352,888    342,177    358,377
                                                ---------- ---------- ---------- ----------
                                                $4,089,645 $4,132,849 $4,595,735 $4,686,230
                                                ========== ========== ========== ==========
Available-for-sale:
   U.S. Treasury and federal agency securities. $3,760,683            $3,502,255
   Other securities............................    784,545               815,316
   State, county and municipal securities......     80,766               108,145
                                                ----------            ----------
                                                $4,625,994            $4,425,716
                                                ==========            ==========

--------
NOTES:

1. The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 2002, were approximately 4.8 years and 6.40%, respectively. Included in the combined portfolios was $7.4 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 2002, were approximately
   4.4 years and 6.39%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.5 years.

2. The available-for-sale portfolio included net unrealized gains of $81.1 million and $94.8 million at March 31, 2002 and 2001, respectively.

                  Table 7--Other Interest-Bearing Liabilities

                                                         March 31
                                                   ---------------------
                                                      2002       2001
                                                   ---------- ----------
                                                      (In thousands)
        Other borrowed funds:
           Short-term bank notes.................. $      -0- $  150,000
           Treasury, tax and loan notes...........     25,000     25,000
           Commercial paper.......................      7,669     12,686
           Other borrowings.......................     42,558     46,277
                                                   ---------- ----------
               Total other borrowed funds......... $   75,227 $  233,963
                                                   ========== ==========

        Other long-term debt:
           6.45% Subordinated Notes Due 2018...... $  302,901 $  303,398
           6.125% Subordinated Notes Due 2009.....    174,676    174,531
           6.75% Subordinated Debentures Due 2025.    149,937    149,920
           7.75% Subordinated Notes Due 2004......    149,801    149,710
           7.25% Senior Notes Due 2006............     99,709     99,637
           6.875% Subordinated Notes Due 2003.....     49,966     49,934
           6.625% Subordinated Notes Due 2005.....     49,801     49,749
           Other long-term debt...................      3,523      8,196
           Statement 133 valuation adjustment.....     21,288     18,505
                                                   ---------- ----------
               Total other long-term debt......... $1,001,602 $1,003,580
                                                   ========== ==========

                      Table 8--Capital Amounts and Ratios

                                            March 31
                              -----------------------------------
                                     2002              2001
                              -----------------  ----------------
                                Amount   Ratio     Amount   Ratio
                              ---------- ------  ---------- -----
                                     (Dollars in thousands)
             Tier 1 capital:
                AmSouth...... $2,661,908   7.86% $2,569,961  7.69%
                AmSouth Bank.  3,288,943   9.73   3,256,881  9.74

             Total capital:
                AmSouth...... $3,763,186  11.11% $3,736,357 11.18%
                AmSouth Bank.  3,965,813  11.74   3,949,227 11.81

             Leverage:
                AmSouth...... $2,661,908   7.09% $2,569,961  6.72%
                AmSouth Bank.  3,288,943   8.77   3,256,881  8.53

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is included on pages 14 and 15 of Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards in transactions involving relatively small amounts of actual damages. A disproportionately higher number of the more significant lawsuits against AmSouth have been filed in Mississippi relative to the amount of business done by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere, and often request punitive damages. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the effect of the legislation at this time.

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

Item 6(b) -- Reports on Form 8-K

   No reports on Form 8-K were filed by AmSouth during the period January 1, 2002 to March 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2002      By:           /s/ C. Dowd Ritter
                        -----------------------------------
                                    C. Dowd Ritter
                                Chairman, President and
                                Chief Executive Officer

April 30, 2002      By:          /s/ Donald R. Kimble
                        -----------------------------------
                                   Donald R. Kimble
                               Executive Vice President,
                        Chief Accounting Officer and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference.


    3-a  Restated Certificate of Incorporation of AmSouth Bancorporation(1)

    3-b  By-Laws of AmSouth Bancorporation(2)

    10-a First American Corporation Directors' Deferred Compensation Plan

    10-b 1996 Long Term Incentive Compensation Plan, as amended(3)

    10-c Executive Incentive Plan, as amended

    15   Letter Re: Unaudited Interim Financial Information

                               NOTES TO EXHIBITS

(1) Filed as Exhibit 3.1 to AmSouth's Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2) Filed as Exhibit 3-b to AmSouth's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.
(3) Filed as Appendix A to AmSouth's Proxy Statement dated March 11, 2002 for the Annual Meeting of Shareholders held April 18, 2002, incorporated herein by reference.