Form 10-Q
period 2002-06-30
AMSOUTH BANCORPORATION
filed 2002-08-07
CIK 3133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002	Commission file number 1-7476

AmSouth Bancorporation
(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center
1900 Fifth Avenue North
Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

(205) 320-7151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

As of July 31, 2002, AmSouth Bancorporation had 358,639,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors which could cause results to differ materially from current management expectations include, but are not limited to: execution of AmSouth’s strategic initiatives; legislation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental, regulatory, and technical factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. To the extent that terrorist attacks or other geopolitical conflicts cause a prolonged negative impact on the economy, the effects may include adverse changes in customers’ borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(Unaudited)

	June 30 2002	December 31 2001	June 30 2001
	(In thousands)
ASSETS
Cash and due from banks	$1,124,366	$1,441,561	$1,115,681
Federal funds sold and securities purchased under agreements to resell	147,000	400,000	1,015,400
Trading securities	30,006	12,979	13,538
Available-for-sale securities	4,590,271	4,829,512	4,503,894
Held-to-maturity securities (market value of $4,299,533, $4,071,008 and $4,582,237, respectively)	4,177,856	4,002,474	4,508,527
Loans held for sale	203,370	291,782	231,343
Loans	26,381,404	25,852,221	25,202,042
Less: Allowance for loan losses	371,418	363,607	380,663
Unearned income	728,496	727,728	461,618

Net loans	25,281,490	24,760,886	24,359,761
Other interest-earning assets	53,129	40,458	54,422
Premises and equipment, net	771,702	729,383	644,890
Accrued interest receivable and other assets	2,119,913	2,091,379	1,999,767

	$38,499,103	$38,600,414	$38,447,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$4,981,783	$5,280,621	$4,738,023
Interest-bearing demand	10,378,312	10,518,922	9,819,838
Savings	1,312,141	1,229,871	1,212,610
Time	6,433,294	6,800,056	7,675,598
Foreign time	356,789	309,641	252,860
Certificates of deposit of $100,000 or more	2,066,217	2,027,906	2,285,972

Total deposits	25,528,536	26,167,017	25,984,901
Federal funds purchased and securities sold under agreements to repurchase	2,040,929	2,080,296	2,131,079
Other borrowed funds	150,408	79,454	147,809
Long-term Federal Home Loan Bank advances	5,304,831	5,093,834	5,177,955
Other long-term debt	1,023,682	1,008,421	992,053

Total deposits and interest-bearing liabilities	34,048,386	34,429,022	34,433,797
Accrued expenses and other liabilities	1,376,454	1,216,293	1,105,975

Total liabilities	35,424,840	35,645,315	35,539,772

Shareholders’ equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0-	-0-	-0-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,923,000, 416,931,000 and 416,939,000 shares, respectively	416,923	416,931	416,939
Capital surplus	699,786	699,863	691,798
Retained earnings	2,806,383	2,677,933	2,563,007
Cost of common stock in treasury—56,564,000, 53,896,000 and 48,095,000 shares, respectively	(907,950)	(848,005)	(738,183)
Deferred compensation on restricted stock	(16,716)	(16,624)	(18,134)
Accumulated other comprehensive income/(loss)	75,837	25,001	(7,976)

Total shareholders’ equity	3,074,263	2,955,099	2,907,451

	$38,499,103	$38,600,414	$38,447,223

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
	(In thousands except per share data)
INTEREST INCOME
Loans	$850,612	$1,027,944	$425,617	$502,490
Available-for-sale securities	172,008	155,905	86,700	83,483
Held-to-maturity securities	123,561	147,723	62,058	72,897
Trading securities	159	136	92	128
Loans held for sale	7,827	9,502	3,662	7,539
Federal funds sold and securities purchased under agreements to resell	1,151	35,272	406	10,827
Other interest-earning assets	778	1,916	468	1,217

Total interest income	1,156,096	1,378,398	579,003	678,581

INTEREST EXPENSE
Interest-bearing demand deposits	57,955	155,668	29,034	72,061
Savings deposits	3,706	9,550	1,888	4,641
Time deposits	124,879	227,124	60,593	110,539
Foreign time deposits	2,431	6,231	1,329	2,434
Certificates of deposit of $100,000 or more	35,723	72,549	17,086	34,082
Federal funds purchased and securities sold under agreements to repurchase	13,933	48,985	7,704	21,368
Other borrowed funds	2,069	6,726	1,090	2,218
Long-term Federal Home Loan Bank advances	135,508	148,050	68,364	73,695
Other long-term debt	19,565	30,298	9,782	14,169

Total interest expense	395,769	705,181	196,870	335,207

NET INTEREST INCOME	760,327	673,217	382,133	343,374
Provision for loan losses	108,700	84,300	52,600	46,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	651,627	588,917	329,533	297,274

NONINTEREST REVENUES
Service charges on deposit accounts	132,681	126,440	67,551	66,569
Trust income	55,242	57,088	27,373	28,209
Consumer investment services income	42,552	46,103	21,641	22,431
Bank owned life insurance policies	31,683	27,434	15,046	13,353
Interchange income	30,040	27,081	16,165	14,035
Mortgage income	10,345	11,466	4,469	6,567
Portfolio income	7,703	6,295	4,136	3,352
Other noninterest revenues	48,545	68,041	24,747	33,131

Total noninterest revenues	358,791	369,948	181,128	187,647

NONINTEREST EXPENSES
Salaries and employee benefits	309,627	289,776	152,824	148,044
Equipment expense	59,544	60,509	30,115	30,213
Net occupancy expense	58,007	55,680	29,474	27,867
Postage and office supplies	25,146	24,199	12,192	11,290
Communications expense	17,159	21,171	8,257	10,893
Amortization of intangibles	2,712	17,062	1,350	8,545
Marketing expense	17,765	17,083	8,719	8,576
Other noninterest expenses	96,502	94,602	49,864	46,587

Total noninterest expenses	586,462	580,082	292,795	292,015

INCOME BEFORE INCOME TAXES	423,956	378,783	217,866	192,906
Income taxes	126,017	119,051	65,497	59,385

NET INCOME	$297,939	$259,732	$152,369	$133,521

Average common shares outstanding	360,714	370,457	359,782	368,688
Earnings per common share	$.83	$.70	$.42	$.36
Diluted average common shares outstanding	365,334	373,695	364,756	372,464
Diluted earnings per common share	$.82	$.70	$.42	$.36
See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income	Total
	(In thousands)
BALANCE AT JANUARY 1, 2002	$416,931	$699,863	$2,677,933	$(848,005)	$(16,624)	$25,001	$2,955,099
Comprehensive income:
Net income	-0-	-0-	297,939	-0-	-0-	-0-	297,939
Other comprehensive income, net of tax:
Change in unrealized gains on derivative instruments (net of $3,107 tax benefit)	-0-	-0-	-0-	-0-	-0-	(5,770)	(5,770)
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $23,360 tax expense)	-0-	-0-	-0-	-0-	-0-	56,606	56,606
Comprehensive income							348,775
Cash dividends declared	-0-	-0-	(159,473)	-0-	-0-	-0-	(159,473)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(100,527)	-0-	-0-	(100,527)
Employee stock plans	(8)	(153)	(10,016)	35,541	(92)	-0-	25,272
Dividend reinvestment plan	-0-	76	-0-	5,041	-0-	-0-	5,117

BALANCE AT JUNE 30, 2002	$416,923	$699,786	$2,806,383	$(907,950)	$(16,716)	$75,837	$3,074,263

Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale securities arising during the period						$60,393
Less: Reclassification adjustment for gains realized in net income						3,787

Net unrealized gains on available-for-sale securities, net of tax						$56,606

Unrealized holding gains on derivatives arising during the period						$4,109
Less: Reclassification adjustment for gains realized in net income						9,879

Net unrealized gains on derivatives, net of tax						$(5,770)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2002	2001
	(In thousands)
OPERATING ACTIVITIES
Net income	$297,939	$259,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108,700	84,300
Depreciation and amortization of premises and equipment	45,767	43,699
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	315	(9,011)
Net decrease (increase) in loans held for sale	86,950	(138,532)
Net (increase) decrease in trading securities	(17,782)	7,766
Net gains on sales of available-for-sale securities	(6,069)	(5,203)
Net increase in accrued interest receivable and other assets	(29,668)	(48,927)
Net increase in accrued expenses and other liabilities	115,617	57,806
Provision for deferred income taxes	89,588	100,765
Amortization of intangible assets	2,690	17,039
Other operating activities, net	15,892	20,650

Net cash provided by operating activities	709,939	390,084

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	714,319	607,453
Proceeds from sales of available-for-sale securities	481,216	218,807
Purchases of available-for-sale securities	(767,723)	(1,176,736)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	1,062,191	656,032
Purchases of held-to-maturity securities	(1,078,391)	(502,515)
Net decrease in federal funds sold and securities purchased under agreements to resell	253,000	1,140,265
Net (increase) decrease in other interest-earning assets	(12,671)	6,638
Net increase in loans	(971,831)	(244,161)
Net purchases of premises and equipment	(88,086)	(54,388)

Net cash (used) provided by investing activities	(407,976)	651,395

FINANCING ACTIVITIES
Net decrease in deposits	(629,244)	(638,403)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(39,367)	(189,185)
Net increase (decrease) in other borrowed funds	70,954	(389,039)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	226,591	600,013
Payments for maturing long-term debt	(15,690)	(320,366)
Cash dividends paid	(160,147)	(157,269)
Proceeds from employee stock plans and dividend reinvestment plan	28,272	21,426
Purchase of common stock	(100,527)	(129,406)

Net cash used for financing activities	(619,158)	(1,202,229)

Decrease in cash and cash equivalents	(317,195)	(160,750)
Cash and cash equivalents at beginning of period	1,441,561	1,276,431

Cash and cash equivalents at end of period	$1,124,366	$1,115,681

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, 2002 and 2001

General—The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2001 annual report on Form 10-K.

Accounting Changes—In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” (Statement 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).

AmSouth adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, AmSouth had unamortized goodwill in the amount of $288.4 million, and unamortized identifiable intangible assets in the amount of $18.7 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoption of Statement 142, AmSouth has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. AmSouth does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $29.0 million or approximately $.08 per share in 2002 as a result of AmSouth no longer having to amortize goodwill against earnings. At June 30, 2002 and 2001, AmSouth had $16.0 million and $18.8 million, respectively, in unamortized identifiable intangible assets, substantially all of which were core deposit intangibles. Total amortization expense associated with these intangible assets during the six months and three months ended June 30, 2002 was $2.7 million and $1.3 million, respectively, and was $2.3 million and $1.2 million, respectively, for the same periods in 2001. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the six month and three month periods ended June 30, 2001 would have been $565.3 million, $274.2 million and $140.8 million, respectively, and diluted earnings per share would have been $1.52, $.73 and $.38 for the same periods, respectively.

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and the three and six month periods ended June 30, 2001:

	Twelve Months Ended December 31, 2001		Six Months Ended June 30, 2001		Three Months Ended June 30, 2001
	Net Income	Earnings Per Share	Net Income	Earnings Per Share	Net Income	Earnings Per Share
	(In thousands except per share data)
Earnings per common share computation:
Net income/EPS as reported	$536,346	$1.46	$259,732	$.70	$133,521	$.36
Add back: Goodwill amortization	29,385.08		14,734.04		7,367.02
Less: Tax on deductible goodwill	442.00		222.00		111.00

Adjusted net income/EPS	$565,289	$1.54	$274,244	$.74	$140,777	$.38

Diluted earnings per common share computation:
Net income/diluted EPS as reported	$536,346	$1.45	$259,732	$.70	$133,521	$.36
Add back: Goodwill amortization	29,385.07		14,734.03		7,367.02
Less: Tax on deductible goodwill	442.00		222.00		111.00

Adjusted net income/diluted EPS	$565,289	$1.52	$274,244	$.73	$140,777	$.38

On January 1, 2002, AmSouth adopted Statement 144. Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principle Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on AmSouth’s financial condition or results of operations.

In April 2002, FASB issued Statement of Financial Accounting Standard No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the recission of Statement 4 are effective for financial statements issued by AmSouth after January 1, 2003. The provisions of the statement related to sale-leaseback transactions are effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on AmSouth’s financial condition or results of operations nor does AmSouth expect the future adoption of the other provisions of Statement 145 to have a material impact on AmSouth’s financial results.

Cash Flows—For the six months ended June 30, 2002 and 2001, AmSouth paid interest of $397.5 million and $702.7 million, respectively. During the six months ended June 30, 2002, AmSouth paid income taxes of $27.3 million and during the six months ended June 30, 2001, AmSouth received income tax refunds of $12.6 million. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 2002 and 2001, were $23.7 million and $17.6 million, respectively, and noncash transfers from foreclosed properties to loans were $52 thousand and $380 thousand, respectively. During the second quarter of 2002, AmSouth also had noncash transfers from loans to available-for-sale securities in connection with a mortgage loan securitization of $301.7 million.

Derivatives – In accordance with Statement 133, AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risks, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

AmSouth, at the hedge’s inception and at least quarterly thereafter, performs a formal assessment to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value with all changes in fair value being recorded in noninterest revenue but with no corresponding offset being recorded on the hedged item or in other comprehensive income for cash flow hedges.

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the six months ended June 30, 2002 and 2001, AmSouth recognized a net loss of $897 thousand and a net gain of $832 thousand, respectively, related to the ineffective portion of its hedging instruments.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $675 million and $725 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, AmSouth recognized a net loss of $110 thousand and a net gain of $219 thousand, respectively, related to the ineffective portion of its hedging instruments.

Comprehensive Income—Total comprehensive income was $209.0 million and $348.8 million for the three and six months ended June 30, 2002 and $144.9 million and $359.3 million for the three and six months ended June 30, 2001. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$152,369	$133,521	$297,939	$259,732
Denominator:
Average common shares outstanding	359,782	368,688	360,714	370,457
Earnings per common share	$.42	$.36	$.83	$.70

Diluted earnings per common share computation:
Numerator:
Net income	$152,369	$133,521	$297,939	$259,732
Denominator:
Average common shares outstanding	359,782	368,688	360,714	370,457
Dilutive shares contingently issuable	4,974	3,776	4,620	3,238

Average diluted common shares outstanding	364,756	372,464	365,334	373,695
Diluted earnings per common share	$.42	$.36	$.82	$.70

Shareholders’ Equity—In September 2001, AmSouth’s Board of Directors approved the repurchase by AmSouth of up to 25.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. Through June 30, 2002, 6.9 million shares have been purchased under this authorization at a cost of $141.7 million. Cash dividends of $.22 per common share were declared in the second quarter of 2002. This represents a five percent increase over the dividend declared during the second quarter of 2001.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other is comprised of balance sheet management activities that include the investment portfolio, non-deposit funding and off-balance sheet financial instruments. Treasury & Other also includes income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, and corporate expenses such as corporate overhead . Treasury & Other also included goodwill amortization in 2001 and a $3.7 million charge related to credit derivative contracts in 2002. The following is a summary of the segment performance for the three months and six months ended June 30, 2002 and 2001:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended June 30, 2002
Net interest income from external customers	$202,576	$129,085	$(76)	$50,548	$382,133
Internal funding	96,148	(35,148)	1,259	(62,259)	-0-

Net interest income	298,724	93,937	1,183	(11,711)	382,133
Noninterest revenues	86,911	28,690	49,072	16,455	181,128

Total revenues	385,635	122,627	50,255	4,744	563,261
Provision for loan losses	31,437	15,954	-0-	5,209	52,600
Noninterest expenses	178,942	43,128	39,007	31,718	292,795

Income/(Loss) before income taxes	175,256	63,545	11,248	(32,183)	217,866
Income taxes/(benefits)	65,897	23,893	4,229	(28,522)	65,497

Segment net income/(loss)	$109,359	$39,652	$7,019	$(3,661)	$152,369

Three Months Ended June 30, 2001
Net interest income from external customers	$119,972	$169,852	$(338)	$53,888	$343,374
Internal funding	129,977	(71,354)	1,545	(60,168)	-0-

Net interest income	249,949	98,498	1,207	(6,280)	343,374
Noninterest revenues	87,910	25,771	50,691	23,275	187,647

Total revenues	337,859	124,269	51,898	16,995	531,021
Provision for loan losses	26,710	19,373	-0-	17	46,100
Noninterest expenses	173,576	44,644	40,190	33,605	292,015

Income/(Loss) before income taxes	137,573	60,252	11,708	(16,627)	192,906
Income taxes/(benefits)	51,786	22,625	4,395	(19,421)	59,385

Segment net income	$85,787	$37,627	$7,313	$2,794	$133,521

Six Months Ended June 30, 2002
Net interest income from external customers	$389,300	$260,571	$(168)	$110,624	$760,327
Internal funding	194,654	(71,824)	2,313	(125,143)	-0-

Net interest income	583,954	188,747	2,145	(14,519)	760,327
Noninterest revenues	170,003	58,771	97,869	32,148	358,791

Total revenues	753,957	247,518	100,014	17,629	1,119,118
Provision for loan losses	70,239	27,289	-0-	11,172	108,700
Noninterest expenses	365,602	87,545	78,336	54,979	586,462

Income/(Loss) before income taxes	318,116	132,684	21,678	(48,522)	423,956
Income taxes/(benefits)	119,612	49,889	8,151	(51,635)	126,017

Segment net income	$198,504	$82,795	$13,527	$3,113	$297,939

Six Months Ended June 30, 2001
Net interest income from external customers	$216,577	$346,686	$(726)	$110,680	$673,217
Internal funding	265,491	(152,470)	2,743	(115,764)	-0-

Net interest income	482,068	194,216	2,017	(5,084)	673,217
Noninterest revenues	169,192	51,234	103,414	46,108	369,948

Total revenues	651,260	245,450	105,431	41,024	1,043,165
Provision for loan losses	55,362	28,709	-0-	229	84,300
Noninterest expenses	344,218	91,167	79,417	65,280	580,082

Income/(Loss) before income taxes	251,680	125,574	26,014	(24,485)	378,783
Income taxes/(benefits)	94,736	47,144	9,755	(32,584)	119,051

Segment net income	$156,944	$78,430	$16,259	$8,099	$259,732

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2002 and 2001, the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Birmingham, Alabama
August 5, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AmSouth Bancorporation (AmSouth) reported net income for the quarter ended June 30, 2002 of $152.4 million, or $.42 per share on a diluted basis and $297.9 million, or $.82 per share on a diluted basis for the first six months of 2002. In the same periods last year, net income totaled $133.5 million, or $.36 per share on a diluted basis, and $259.7 million, or $.70 per diluted share, respectively. For the three months and six months ended June 30, 2002, AmSouth’s return on average assets was 1.61 percent and 1.59 percent, respectively, compared to 1.40 percent and 1.36 percent, respectively, for the same periods in 2001. Return on average equity increased to 20.36 percent and 20.10 percent for the second quarter and first half of 2002, respectively, from 18.72 percent and 18.40 percent for the second quarter and first six months of 2001, respectively. The increase in earnings in 2002 versus 2001 was driven by higher net interest income primarily associated with a significant improvement in the net interest margin (NIM). The increase in net interest income was partially offset by lower noninterest revenues and an increase in the provision for loan losses and noninterest expenses in 2002 compared to 2001.

Total assets at June 30, 2002 were $38.5 billion, down from $38.6 billion at year-end reflecting a decrease in available-for-sale (AFS) securities and lower cash balances offset by an increase in loans. Loans net of unearned income at June 30, 2002 increased $528.4 million compared to year-end. This increase was attributable to $788.6 million of growth in consumer loans partially offset by decreases in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity loans and lines and dealer indirect automobile lending. The increase in home equity lending reflected AmSouth’s continued efforts to attract these loans due to their attractive spreads and historically low levels of losses. These efforts included a strong sales effort aided by an emphasis on AmSouth’s branch incentive scorecard, increased marketing activity, and back office improvements that make the product more attractive to customers and easier for our branch personnel to originate. Managed loans, which include securitized dealer loans and loans sold to third-party conduits, decreased by $201.9 million at June 30, 2002 from year-end levels. This decrease reflected the paydown of dealer indirect loans previously securitized and the planned runoff in residential and dealer loans previously sold to third-party conduits.

On the liability side of the balance sheet, total deposits at June 30, 2002, decreased by $638.5 million compared to December 31, 2001. The decrease in noninterest-bearing deposits reflected the impact of higher year-end commercial demand deposits, which normally occurs at the end of the year, while the decrease in interest-bearing demand deposits which include interest checking and money market accounts was primarily the result of seasonal tax payments which are made by customers during the second quarter. The reduction in higher cost time deposits reflected management’s strategy to reduce the overall level of higher cost time deposits from 2001 levels. Long-term Federal Home Loan Bank (FHLB) borrowings grew from 2001 year-end levels as AmSouth took advantage of low interest rates in anticipation of having to replace approximately $500 million of FHLB borrowings maturing early in 2003.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the three and six months ended June 30, 2002 was $382.1 million and $760.3 million, respectively, up $38.8 million, or 11.3 percent compared to the same quarter last year and 12.9 percent on a year-to-date basis. The increase in NII reflected a higher net interest margin partially offset by lower average interest-earning assets. The NIM was 4.63 percent for the first six months of 2002 and 4.61 percent for the second quarter of 2002, an increase of 61 and 49 basis points versus 4.02 percent and 4.12 percent, respectively, for the same periods in 2001. The improvement in the NIM reflected a favorable shift in the mix of both assets and liabilities. On the balance sheet, AmSouth continued to replace lower yielding commercial loans and fixed-rate investment securities with higher yielding consumer loans. The improvement in the margin was also the result of an increase in the proportion of AmSouth’s earning assets which were supported by low-cost deposits as higher cost time deposits and wholesale, short-term borrowings were partially replaced by low-cost and noninterest-bearing deposits. The improvement in the margin also reflected an increase in interest revenue associated with retained interests on loans sold to third-party conduits which resulted in a 10 basis point increase to the NIM in the second quarter of 2002 and a 12 basis point increase for the first six months of 2002 when compared to the same periods in 2001.

Average interest-earning assets for the three and six month periods ended June 30, 2002 was $34.4 billion and $34.3 billion, respectively, a decrease of $554.4 million and $788.1 million from the same periods in 2001. The decrease came principally from decreases in investments of held-to-maturity (HTM) securities and federal funds sold and securities purchased under agreements to resell. The decrease in these items were primarily the result of AmSouth’s strategy to shift funds into higher yielding consumer loans, primarily home equity loans, and also reflected a decrease in deposits, primarily higher cost time deposits. The decrease in time deposits was a result of management’s strategy to reduce reliance on higher cost sources of funding through more aggressive pricing. This strategy resulted in the migration of time deposits into low-cost deposit categories or into alternative financial products offered by AmSouth such as fixed annuities.

Asset/Liability Management

AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the NIM under varying interest rate environments. AmSouth accomplishes this process through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize NII performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

An earnings simulation model is the primary tool used to assess the direction and magnitude of changes in NII resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit volume, mix and rate sensitivity; customer preferences; and management’s financial and capital plans. These assumptions are inherently uncertain, and, as a result, the model cannot precisely estimate NII or precisely predict the impact of higher or lower interest rates on NII. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

Based on the results of the simulation model as of June 30, 2002, AmSouth would expect NII to increase $6 million or approximately 0.4 percent and decrease $6 million or approximately 0.4 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within AmSouth’s policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. By comparison, as of June 30, 2001, the simulation model indicated that NII would increase $3 million or approximately 0.2 percent and decrease $5 million or approximately 0.3 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period.

AmSouth’s neutral interest rate risk profile is the result of continued actions taken over the last several quarters. These actions included the continued increase in the level of variable-rate loans on the balance sheet while reducing the level of fixed-rate loans and investment securities. In addition, less rate sensitive, low-cost deposits have increased while higher cost and more rate sensitive time deposits have declined. AmSouth also extended the maturity of purchased funds and allowed $731 million notional amount of “receive fixed/pay floating” interest rate swaps to mature without replacement since the second quarter of 2001. AmSouth plans to continue its neutral interest rate risk position through 2002 by emphasizing variable-rate lending, especially equity lines. In addition, there are approximately $400 million notional amount of “receive fixed/pay floating” interest rate swaps expected to mature during the remainder of 2002, $325 million of which is currently hedging variable rate commercial loans, which management does not currently anticipate replacing. These actions should help protect AmSouth’s interest rate risk neutrality even if interest rates begin to rise.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps. At June 30, 2002, AmSouth had interest rate swaps in the notional amount of $1.5 billion, all of which were “receive fixed/pay floating” rate swaps. Of these swaps, $675 million of notional value was used to hedge the cash flow of variable-rate commercial loans. The remaining $815 million of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. Interest rate swaps with notional value of $571 million matured during the first six months of 2002.

AmSouth also enters into forward commitments to sell groups of residential mortgage loans to protect against changes in the fair value of fixed-rate mortgage loans held for sale and mortgage loan commitments not yet funded. These forward commitment transactions and unfunded loan commitments do not qualify for hedge accounting and are recorded on the statement of condition at fair value with changes in fair value during the period being recorded in mortgage income. At June 30, 2002, AmSouth had a liability of $1.5 million associated with the fair market value of $109.5 million notional amount of open forward contracts to sell residential mortgage loans and an $834 thousand asset associated with outstanding mortgage loan commitments.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also acts as an intermediary for interest rate swaps, caps, floors, and foreign exchange contracts on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At June 30, 2002, AmSouth had $52.2 million of assets and $50.8 million of liabilities associated with $1.4 billion notional amount of interest rate swaps with corporate customers and $1.4 billion notional amount of offsetting interest rate swaps with other banks to hedge AmSouth’s rate exposure on its corporate customers’ swaps.

Liquidity Management

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset/Liability Committee, which consists of members of AmSouth’s senior management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of balance sheet or anticipated cash flow changes. Management also compares, on a monthly basis, AmSouth’s liquidity position to established corporate liquidity guidelines.

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and investments as well as the ability to securitize or sell certain loans and investments. Liquidity on the liability side is generated primarily through growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources. See Table 10 for a breakout by maturity date of AmSouth’s contractual obligations and other commitments.

As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At June 30, 2002, the outstanding balance of loans sold to conduits was approximately $3.16 billion, including $1.1 billion of commercial loans, $1.7 billion of residential first mortgages and $332 million of dealer indirect automobile loans. This balance was down from $3.76 billion in outstanding loan balances in conduits at December 31, 2001. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At June 30, 2002, AmSouth had $148.1 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to these asset-backed commercial paper issuers under 364 day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of June 30, 2002, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down.

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

Table 5 presents a five-quarter analysis of the allowance for loan losses. At June 30, 2002, the allowance for loan losses was $371.4 million, or 1.45 percent of loans net of unearned income, compared to $380.7 million, or 1.54 percent, at June 30, 2001 and $363.6 million, or 1.45 percent, at December 31, 2001. The coverage ratio of the allowance for loan losses to nonperforming loans was 243 percent at June 30, 2002, an increase from the June 30, 2001 ratio of 193 percent.

Net charge-offs for the quarter ended June 30, 2002, were $49.0 million, or 0.76 percent of average loans, on an annualized basis, an increase of $2.9 million from the $46.1 million, or 0.75 percent of average loans, reported a year earlier. For the six months ended June 30, 2002, net charge-offs were $100.9 million, or 0.80 percent, compared to $84.1 million, or 0.69 percent, for the same period of 2001. The increase in net charge-offs occurred primarily in the commercial loan, consumer revolving credit, dealer lending and equity lending portfolios and reflected the impact of a slowing economy. Commercial loan net charge-offs increased $1.7 million for the six months versus the same period of 2001. Net charge-offs in the consumer portfolio increased $15.5 million versus the same period in 2001, reflecting higher charge-offs across all consumer loan categories led by the revolving credit and equity lending portfolios. Net charge-offs for the revolving credit, dealer lending and equity lending portfolios increased $2.1 million, $7.2 million and $5.6 million, respectively, for the six months ended June 30, 2002 versus the same period of the prior year. These increases reflected the impact of a weaker economy. Consistent with the increased charge-offs and the overall level of loan balances, the provision for loan losses for the second quarter and the first half of 2002 was $52.6 million and $108.7 million, respectively, compared to $46.1 million and $84.3 million for the corresponding year-earlier periods.

Table 6 presents a five-quarter comparison of the components of nonperforming assets. At June 30, 2002, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 16 basis points to 0.74 percent compared to 0.90 percent at June 30, 2001, reflecting a $34.2 million decrease in nonperforming assets. Compared to the year-end 2001 level of 0.76 percent, nonperforming assets have remained relatively flat through the first six months of 2002.

Included in nonperforming assets at June 30, 2002 and 2001, was $95.0 million and $138.0 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At June 30, 2002 and 2001, there was $23.5 million and $43.7 million, respectively, in the allowance for loan losses specifically allocated to $67.9 million and $116.8 million, respectively, of impaired loans. No specific reserves were required for $27.1 million and $21.3 million of impaired loans at June 30, 2002 and 2001, respectively. The average recorded investment in impaired loans for the three months ended June 30, 2002 and 2001, was $107.0 million and $136.9 million, respectively, and $103.3 million and $132.7 million, respectively, for the six months ended June 30, 2002 and 2001. AmSouth recorded no material interest income on its impaired loans during the three and six months ended June 30, 2002. At June 30, 2002, AmSouth had approximately $66.3 million of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

AmSouth expects nonperforming loans and net charge-offs to fluctuate for the remainder of 2002, in a relatively narrow band around the levels of the last few quarters. This expectation is based on an anticipated improvement in economic conditions as the year progresses. If economic conditions deteriorate further or fail to improve in 2002, credit quality could deteriorate from management’s current expectations.

Noninterest Revenues and Noninterest Expenses

Noninterest revenue (NIR) was $181.1 million during the second quarter of 2002 and $358.8 million for the first six months of 2002. The quarterly and the six-month totals represent a 3.5 percent and 3.0 percent decline from the corresponding periods in 2001. The decrease in NIR compared to 2001 was primarily due to a decrease in trust income, consumer investment services income, mortgage income and other non-interest revenues. These decreases were partially offset by increases in service charges on deposits, income from bank owned life insurance (BOLI), portfolio income and interchange income. Trust revenues were down $836 thousand in the second quarter of 2002 and approximately $1.8 million for the first six months of 2002 when compared to the same periods in 2001. This decrease in trust income reflected the continued weakness in the stock market and lower revenues related to the outsourcing of Retirement Services record-keeping plans. During the first six months of 2002, the total return of the S&P 500 index was a negative 13.2 percent and reflected consumer fears over stock market performance. The soft economy and current market conditions also negatively impacted consumer investment services income which was down $790 thousand in the second quarter of 2002 and approximately $3.6 million on a year-to-date basis when compared to the same period of 2001. The decrease in consumer investment services income reflected lower sales of variable annuity products in 2002, as well as lower mutual fund commissions. Mortgage income was lower in the second quarter compared to the same period in 2001 primarily as a result of $1.7 million in charges associated with the decline in the fair market value of mortgage derivative instruments recorded in the second quarter of 2002 compared to $838 thousand in income recorded in the second quarter of 2001. On a year-to-date basis, there was a $6.4 million decrease in mortgage income associated with recording changes in the fair market values of mortgage derivative instruments. AmSouth utilizes derivative instruments, primarily forward contracts, to economically hedge future sales of mortgage loans. Because these forward contracts do not meet the strict requirements for hedge accounting treatment, AmSouth is required to record changes in the fair value of these forward contracts as an increase or decrease to earnings while any offsetting increase in the value of mortgage loans these contracts are hedging is not permitted to be recorded as earnings. In addition to forward contracts, loan commitments associated with mortgages AmSouth plans to originate and sell are also considered derivative instruments and are marked to market through earnings and tend to partially offset the changes in value of the forward contracts. The decline in mortgage income related to changes in value of mortgage derivative instruments was partially offset by an increase in gains on sales of mortgage loans and mortgage conduit income during the second quarter and first six months of 2002 compared to the same periods in 2001. Other noninterest revenues for the quarter declined $8.4 million and $19.5 million for the first six months of 2002 when compared to the same periods last year. This decrease was due primarily to a steady decrease in servicing and other fee income related to an automobile loan securitization and conduit transactions which occurred during the 2000 fiscal year. The decrease in fee income reflects the continued pay down of loan balances associated with these transactions. The decrease in other NIR in the second quarter of 2002 versus the second quarter of 2001 also reflected lower market valuation on derivative instruments of approximately $500 thousand, losses associated with the sale of branch facilities and other assets of approximately $2.0 million recorded in the second quarter of 2002 and approximately $3.8 million of gains recorded in the second quarter of 2001 related to the sale of leased equipment and an equity investment stock sale. On a year-to-date basis, the decrease in other NIR also reflected a $2.2 million fixed asset loss recorded in the first quarter of 2002 as well as a $4.4 million adjustment associated with an equity investment in the first quarter of 2001. These decreases in NIR were partially offset by increases in service charges on deposit accounts, BOLI, interchange income, and portfolio income. The increase in service charge income was primarily the result of higher treasury management fees from corporate customers. The increase in service charge income also reflected higher revenues from overdraft fees. The increase in BOLI income reflected the receipt of benefit payments in the first and second quarters of 2002. The increase in interchange income reflected an emphasis by AmSouth on debit card sales and reflected increased utilization of checkcards and business checkcards and higher ATM fees.

Noninterest expenses (NIE) for the second quarter of 2002 remained relatively flat compared to the same period in 2001 and increased $6.3 million or 1.1 percent for the first six months of 2002 compared to 2001. Excluding the impact of the accounting change which resulted in goodwill no longer being amortized against earnings beginning in 2002, NIE increased $8.1 million or 2.9 percent in the second quarter of 2002 when compared to the corresponding period in 2001 and $21 million or 3.7 percent when comparing the first six months of 2002 with 2001. The increase in NIE primarily reflected higher salaries and employee benefits, occupancy expense and other NIE offset partially by a decrease in communication expenses. The increase in salaries and employee benefits primarily reflected higher employee benefit costs associated with higher insurance and pension costs as well as higher incentive accruals related to improved performance. The increase in occupancy expense reflected higher depreciation expenses associated with the opening of new branches and other capital projects. The growth in other NIE reflected a charge of $3.7 million associated with credit derivative contracts. The credit derivative contracts insured AmSouth against credit related losses associated with its loan exposure to one of its corporate customers. AmSouth for this protection was required to make quarterly payments under the contracts. In June 2002, AmSouth accrued the present value of the future remaining payments under the contracts as a result of eliminating its credit exposure to the corporate customer for whom the credit derivative was providing protection. The decrease in communications expense reflected the impact of lower expenses as a result of a change in vendor. As described above, amortization expense declined as a result of the adoption of Statement 142 on January 1, 2002. Statement 142 no longer permits the amortization of goodwill and intangible assets with indefinite useful lives but requires these assets to be tested for impairment at least annually. For more information on the impact of adopting Statement 142, see the Notes to Consolidated Financial Statements section in Part I of this report.

Capital Adequacy

At June 30, 2002, shareholders’ equity totaled $3.1 billion or 7.99 percent of total assets. Since December 31, 2001, shareholders’ equity increased $119.2 million primarily as a result of net income for the first six months of $297.9 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $159.5 million and the purchase of 4.6 million shares of AmSouth common stock for $100.5 million during the first six months of 2002. In addition, shareholders’ equity increased $56.6 million as a result of higher valuation of the AFS portfolio and decreased $5.8 million due to other comprehensive losses associated with cash flow hedges.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2002 and 2001. At June 30, 2002, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2002.

Table 1—Financial Summary

	June 30%
	2002	2001	Change
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$25,652,908	$24,740,424	3.7%
Total assets	38,499,103	38,447,223	0.1
Total deposits	25,528,536	25,984,901	(1.8)
Shareholders’ equity	3,074,263	2,907,451	5.7
Year-to-date average balances:
Loans net of unearned income	$25,488,504	$24,671,034	3.3%
Total assets	37,873,709	38,438,335	(1.5)
Total deposits	25,497,298	26,042,410	(2.1)
Shareholders’ equity	2,989,393	2,845,837	5.0

	Six Months Ended June 30%			Three Months Ended June 30%
	2002	2001	Change	2002	2001	Change
	(In thousands except per share data)
Earnings summary
Net income	$297,939	$259,732	14.7%	$152,369	$133,521	14.1%
Earnings per common share	.83	.70	18.6	.42	.36	16.7
Diluted earnings per common share	.82	.70	17.1	.42	.36	16.7
Return on average assets (annualized)	1.59%	1.36%		1.61%	1.40%
Return on average equity (annualized)	20.10	18.40		20.36	18.72
Return on average equity (excluding goodwill, annualized)	20.10	19.43		20.36	19.74
Operating efficiency	51.20	54.25		50.82	53.42
Operating efficiency (excluding goodwill)	51.20	52.87		50.82	52.07

Selected ratios
Average equity to assets	7.89%	7.40%		7.91%	7.45%
End-of-period equity to assets	7.99	7.56		7.99	7.56
End-of-period tangible equity to assets	7.25	6.78		7.25	6.78
Allowance for loan losses to loans net of unearned income	1.45	1.54		1.45	1.54

Common stock data
Cash dividends declared	$.44	$.42		$.22	$.21
Book value at end of period	8.53	7.88		8.53	7.88
Market value at end of period	22.38	18.49		22.38	18.49
Average common shares outstanding	360,714	370,457		359,782	368,688
Average common shares outstanding-diluted	365,334	373,695		364,756	372,464

Table 2—Year-to-Date Yields Earned on Average Interest-Earning Assets  and Rates Paid on Average Interest-Bearing Liabilities

	2002			2001
	Six Months Ended June 30			Six Months Ended June 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$25,488,504	$866,445	6.86%	$24,671,034	$1,043,467	8.53%
Available-for-sale securities:
Taxable	4,263,621	171,687	8.12	4,033,123	154,831	7.74
Tax-free	71,286	2,831	8.01	92,369	3,555	7.76

Total available-for-sale securities	4,334,907	174,518	8.12	4,125,492	158,386	7.74

Held-to-maturity securities:
Taxable	3,645,653	118,566	6.56	4,220,706	143,165	6.84
Tax-free	341,966	12,870	7.59	344,767	12,656	7.40

Total held-to-maturity securities	3,987,619	131,436	6.65	4,565,473	155,821	6.88

Total investment securities	8,322,526	305,954	7.41	8,690,965	314,207	7.29
Other interest-earning assets	440,916	9,915	4.53	1,678,056	46,826	5.63

Total interest-earning assets	34,251,946	1,182,314	6.96	35,040,055	1,404,500	8.08
Cash and other assets	3,863,594			3,716,218
Allowance for loan losses	(369,008)			(381,103)
Market valuation on available-for-sale securities	127,177			63,165

	$37,873,709			$38,438,335

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,503,387	57,955	1.11	$9,805,681	155,668	3.20
Savings deposits	1,294,586	3,706	0.58	1,215,385	9,550	1.58
Time deposits	6,501,544	124,879	3.87	7,770,415	227,124	5.89
Foreign time deposits	354,661	2,431	1.38	305,794	6,231	4.11
Certificates of deposit of $100,000 or more	2,001,364	35,723	3.60	2,420,238	72,549	6.04
Federal funds purchased and securities sold under agreements to repurchase	2,026,831	13,933	1.39	2,291,976	48,985	4.31
Other interest-bearing liabilities	6,246,979	157,142	5.07	6,360,111	185,074	5.87

Total interest-bearing liabilities	28,929,352	395,769	2.76	30,169,600	705,181	4.71

Net interest spread			4.20%			3.37%

Noninterest-bearing demand deposits	4,841,756			4,524,897
Other liabilities	1,113,208			898,001
Shareholders’ equity	2,989,393			2,845,837

	$37,873,709			$38,438,335

Net interest income/margin on a taxable equivalent basis		786,545	4.63%		699,319	4.02%

Taxable equivalent adjustment:
Loans		15,833			15,523
Available-for-sale securities		2,510			2,481
Held-to-maturity securities		7,875			8,098

Total taxable equivalent adjustment		26,218			26,102

Net interest income		$760,327			$673,217

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

Table 3—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2002						2001
	Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$25,701,987	$433,331	6.76%	$25,272,649	$433,114	6.95%	$24,947,167	$463,816	7.38%	$24,762,932	$494,161	7.92%	$24,695,993	$512,895	8.33%
Available-for-sale securities:
Taxable	4,199,230	86,554	8.27	4,328,728	85,133	7.98	4,404,328	84,852	7.64	4,341,632	84,445	7.72	4,163,800	82,981	7.99
Tax-free	68,526	1,365	7.99	74,076	1,466	8.03	79,009	1,580	7.93	81,699	1,590	7.72	89,578	1,725	7.72

Total available-for-sale securities	4,267,756	87,919	8.26	4,402,804	86,599	7.98	4,483,337	86,432	7.65	4,423,331	86,035	7.72	4,253,378	84,706	7.99

Held-to-maturity securities:
Taxable	3,684,672	59,602	6.49	3,606,201	58,964	6.63	3,884,256	64,628	6.60	3,987,733	66,416	6.61	4,185,593	70,594	6.76
Tax-free	341,933	6,434	7.55	341,999	6,436	7.63	341,890	6,401	7.43	341,982	6,365	7.38	341,906	6,340	7.44

Total held-to-maturity securities	4,026,605	66,036	6.58	3,948,200	65,400	6.72	4,226,146	71,029	6.67	4,329,715	72,781	6.67	4,527,499	76,934	6.82

Total investment securities	8,294,361	153,955	7.44	8,351,004	151,999	7.38	8,709,483	157,461	7.17	8,753,046	158,816	7.20	8,780,877	161,640	7.38
Other interest-earning assets	396,264	4,628	4.68	486,064	5,287	4.41	553,016	5,711	4.10	1,265,120	13,766	4.32	1,470,097	19,711	5.38

Total interest-earning assets	34,392,612	591,914	6.90	34,109,717	590,400	7.02	34,209,666	626,988	7.27	34,781,098	666,743	7.61	34,946,967	694,246	7.97
Cash and other assets	3,819,140			3,908,544			3,841,728			3,678,731			3,726,748
Allowance for loan losses	(372,870)			(365,104)			(359,404)			(382,177)			(380,983)
Market valuation on available-for-sale securities	123,815			130,575			185,967			127,813			86,153

	$37,962,697			$37,783,732			$37,877,957			$38,205,465			$38,378,885

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,503,635	29,034	1.11	$10,503,137	28,921	1.12	$10,298,075	36,367	1.40	$10,080,711	61,961	2.44	$9,902,714	72,061	2.92
Savings deposits	1,316,202	1,888	0.58	1,272,730	1,818	0.58	1,227,991	2,347	0.76	1,213,940	3,817	1.25	1,219,045	4,641	1.53
Time deposits	6,397,321	60,593	3.80	6,606,926	64,286	3.95	6,991,178	78,340	4.45	7,511,350	101,607	5.37	7,716,673	110,539	5.75
Foreign time deposits	371,251	1,329	1.44	337,886	1,102	1.32	360,579	1,430	1.57	313,799	2,152	2.72	279,454	2,434	3.49
Certificates of deposit of $100,000 or more	1,988,035	17,086	3.45	2,014,841	18,637	3.75	2,051,701	23,334	4.51	2,214,303	30,036	5.38	2,323,449	34,082	5.88
Federal funds purchased and securities sold under agreements to repurchase	2,067,050	7,704	1.49	1,986,166	6,229	1.27	2,035,112	8,239	1.61	2,162,744	15,664	2.87	2,243,192	21,368	3.82
Other interest-bearing liabilities	6,346,331	79,236	5.01	6,146,522	77,906	5.14	6,164,694	82,086	5.28	6,238,392	87,095	5.54	6,336,607	90,082	5.70

Total interest-bearing liabilities	28,989,825	196,870	2.72	28,868,208	198,899	2.79	29,129,330	232,143	3.16	29,735,239	302,332	4.03	30,021,134	335,207	4.48

Net interest spread			4.18%			4.23%			4.11%			3.58%			3.49%

Noninterest-bearing demand deposits	4,852,478			4,830,915			4,729,238			4,591,157			4,566,584
Other liabilities	1,118,620			1,107,735			1,059,602			974,955			930,883
Shareholders' equity	3,001,774			2,976,874			2,959,787			2,904,114			2,860,284

	$37,962,697			$37,783,732			$37,877,957			$38,205,465			$38,378,885

Net interest income/margin on a taxable equivalent basis		395,044	4.61%		391,501	4.65%		394,845	4.58%		364,411	4.16%		359,039	4.12%

Taxable equivalent adjustment:
Loans		7,714			8,119			13,951			13,168			10,405
Available-for-sale securities		1,219			1,291			1,277			1,241			1,224
Held-to-maturity securities		3,978			3,897			3,987			3,965			4,036

Total taxable equivalent adjustment		12,911			13,307			19,215			18,374			15,665

Net interest income		$382,133			$378,194			$375,630			$346,037			$343,374

NOTE:
The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilites.

Table 4—Loans and Credit Quality

	Loans* June 30		Nonperforming Loans** June 30		Net Charge-offs Six Months Ended June 30
	2002	2001	2002	2001	2002	2001
	(In thousands)
Commercial:
Commercial & industrial	$6,719,040	$7,075,237	$76,806	$124,574	$41,932	$38,517
Commercial loans—secured by real estate	1,729,042	1,687,629	16,379	20,780	166	1,906

Total commercial	8,448,082	8,762,866	93,185	145,354	42,098	40,423

Commercial real estate:
Commercial real estate mortgages	2,102,655	2,263,335	19,295	20,206	299	402
Real estate construction	2,264,041	2,498,698	16,710	12,846	42	329

Total commercial real estate	4,366,696	4,762,033	36,005	33,052	341	731

Consumer:
Residential first mortgages	1,652,231	1,528,525	11,655	12,514	1,052	612
Equity loans and lines	5,948,664	4,867,885	11,145	5,183	12,326	6,698
Dealer indirect	3,770,161	3,169,281	1	1	25,838	18,647
Revolving credit	510,427	497,933	-0-	-0-	12,503	10,429
Other consumer	956,647	1,151,901	693	1,016	6,731	6,531

Total consumer	12,838,130	11,215,525	23,494	18,714	58,450	42,917

	$25,652,908	$24,740,424	$152,684	$197,120	$100,889	$84,071

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5—Allowance for Loan Losses

	2002		2001
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	(Dollars in thousands)
Balance at beginning of period	$367,819	$363,607	$360,717	$380,663	$380,646
Loans charged off	(59,857)	(62,806)	(60,582)	(81,320)	(57,478)
Recoveries of loans previously charged off	10,856	10,918	9,872	12,174	11,395

Net charge-offs	(49,001)	(51,888)	(50,710)	(69,146)	(46,083)
Addition to allowance charged to expense	52,600	56,100	53,600	49,200	46,100

Balance at end of period	$371,418	$367,819	$363,607	$360,717	$380,663

Allowance for loan losses to loans net of unearned income	1.45%	1.45%	1.45%	1.45%	1.54%
Allowance for loan losses to nonperforming loans*	243.26%	232.16%	228.29%	211.32%	193.11%
Allowance for loan losses to nonperforming assets*	195.99%	190.60%	190.29%	176.69%	170.18%
Net charge-offs to average loans net of unearned income (annualized)	0.76%	0.83%	0.81%	1.11%	0.75%

*	Exclusive of accruing loans 90 days past due.

Table 6—Nonperforming Assets

	2002		2001
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Nonaccrual loans	$152,684	$158,435	$159,274	$170,695	$197,120
Foreclosed properties	32,838	29,462	27,443	28,006	20,380
Repossessions	3,982	5,080	4,365	5,449	6,177

Total nonperforming assets*	$189,504	$192,977	$191,082	$204,150	$223,677

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.74%	0.76%	0.76%	0.82%	0.90%
Accruing loans 90 days past due	$91,376	$117,068	$116,576	$102,373	$88,747

*	Exclusive of accruing loans 90 days past due.

Table 7—Investment Securities

	June 30, 2002		June 30, 2001
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$2,780,151	$2,852,140	$2,868,385	$2,909,346
Other securities	1,055,065	1,083,383	1,297,765	1,316,900
State, county and municipal securities	342,640	364,010	342,377	355,991

	$4,177,856	$4,299,533	$4,508,527	$4,582,237

Available-for-sale:
U.S. Treasury and federal agency securities	$3,739,796		$3,534,854
Other securities	772,933		872,491
State, county and municipal securities	77,542		96,549

	$4,590,271		$4,503,894

NOTES:

1.
The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 2002, were approximately 3.7 years and 6.32%, respectively. Included in the combined portfolios was $7.4 billion of mortgage- backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 2002, were approximately 3.4 years and 6.30%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.8 years.

2.	The available-for-sale portfolio included net unrealized gains of $164.8 million and $98.1 million at June 30, 2002 and 2001, respectively.

Table 8—Other Interest-Bearing Liabilities

	June 30
	2002	2001
	(In thousands)
Other borrowed funds:
Short-term bank notes	$-0-	$50,000
Treasury, tax and loan notes	100,000	25,000
Commercial paper	7,432	13,210
Other borrowings	42,976	59,599

Total other borrowed funds	$150,408	$147,809

Other long-term debt:
6.45% Subordinated Notes Due 2018	$302,777	$303,274
6.125% Subordinated Notes Due 2009	174,704	174,568
6.75% Subordinated Debentures Due 2025	149,942	149,924
7.75% Subordinated Notes Due 2004	149,824	149,733
7.25% Senior Notes Due 2006	99,726	99,655
6.875% Subordinated Notes Due 2003	49,974	49,942
6.625% Subordinated Notes Due 2005	49,815	49,762
Other long-term debt	3,475	8,195
Statement 133 valuation adjustment	43,445	7,000

Total other long-term debt	$1,023,682	$992,053

Table 9—Capital Amounts and Ratios

	June 30
	2002		2001
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$2,692,896	8.03%	$2,590,226	7.70%
AmSouth Bank	3,299,085	9.85	3,278,150	9.77

Total capital:
AmSouth	$3,756,972	11.20%	$3,716,964	11.04%
AmSouth Bank	3,978,662	11.88	3,970,705	11.83

Leverage:
AmSouth	$2,692,896	7.14%	$2,590,226	6.80%
AmSouth Bank	3,299,085	8.76	3,278,150	8.62

Table 10—Contractual Obligations and Other Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$8,476,404	$2,745,956	$1,483,430	$575,230	$3,671,788
Operating leases	358,919	46,821	77,584	57,719	176,795
Time deposits(2)	8,852,399	5,990,593	2,415,549	446,257	-0-

Total contractual cash obligations	$17,687,722	$8,783,370	$3,976,563	$1,079,206	$3,848,583

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$56,223	$44,678	$11,545	$-0-	$-0-
Standby letters of credit	2,568,862	1,101,616	1,152,464	254,838	59,944
Commitments to extend credit(3)	13,828,569	10,145,138	2,796,438	854,435	32,558

Total commercial commitments	$16,453,654	$11,291,432	$3,960,447	$1,109,273	$92,502

NOTES:
1.	All maturities are based on contractual maturities. Excludes $43.4 million of FAS 133 valuation adjustments.
2.	Excludes $3.9 million of FAS 133 valuation adjustments.
3.	Excludes $3.2 billion of loan commitments under equity lines and $2.1 billion under revolving lines of credit which do not have scheduled expiration dates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 14 and 15 of Part 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Several of AmSouth’s subsidiaries are parties to legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth’s lending, collections, loan servicing, deposit taking, investment, trust, and other activities.

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

It may take a number of years to finally resolve some of these legal proceedings, due to their complexity and for other reasons. It is not possible to determine with any certainty at this time the corporation’s potential exposure from the proceedings. At times, class actions are settled by defendants without admission or even an actual finding of wrongdoing but with payment of some compensation to purported class members and large attorney’s fees to plaintiff class counsel. Nonetheless, based upon the advice of legal counsel, AmSouth’s management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on AmSouth’s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of AmSouth was held on April 18, 2002, at which meeting the shareholders (i) elected five nominees as directors; (ii) approved the material terms of the Executive Incentive Plan, as amended; (iii) approved the 1996 Long Term Incentive Compensation Plan, as amended; and (iv) failed to approve a shareholder proposal related to executive compensation. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld	Abstentions	Broker Nonvotes
J. Harold Chandler	282,027,333	6,284,695	N/A	N/A
James E. Dalton, Jr.	280,579,669	7,732,359	N/A	N/A
Ernest W. Deavenport, Jr.	282,383,024	5,929,004	N/A	N/A
Elmer B. Harris	280,249,919	8,062,109	N/A	N/A
James R. Malone	282,083,576	6,228,452	N/A	N/A

EXECUTIVE INCENTIVE PLAN

Votes For	Votes Against	Abstentions	Broker Nonvotes
262,235,224	26,215,119	4,542,713	4,605

1996 LONG TERM INCENTIVE COMPENSATION PLAN

Votes For	Votes Against	Abstentions	Broker Nonvotes
252,422,215	35,535,267	5,040,179	0

SHAREHOLDER PROPOSAL

Votes For	Votes Against	Abstentions	Broker Nonvotes
24,716,223	189,622,880	11,675,606	66,982,952

Item 6.     Exhibits and Reports on Form 8-K

Item 6(a)— Exhibits

The exhibits listed in the Exhibit Index at page 30 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)— Reports on Form 8-K

No reports on Form 8-K were filed by AmSouth during the period April 1, 2002 to June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2002	By:	/s/ C. DOWD RITTER
C. Dowd Ritter Chairman, President and Chief Executive Officer

August 6, 2002	By:	/s/ DONALD R. KIMBLE Donald R. Kimble Executive Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation(1)

3.2	By-Laws of AmSouth Bancorporation(2)

15	Letter Re: Unaudited Interim Financial Information

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.