Form 10-Q
period 2002-09-30
AMSOUTH BANCORPORATION
filed 2002-11-07
CIK 3133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002	Commission file number 1-7476

AmSouth Bancorporation
(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center
1900 Fifth Avenue North
Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

(205) 320-7151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

As of October 31, 2002, AmSouth Bancorporation had 355,413,000 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(Unaudited)

	September 30 2002	December 31 2001	September 30 2001
	(In thousands)
ASSETS
Cash and due from banks	$1,364,146	$1,441,561	$1,035,436
Federal funds sold and securities purchased under agreements to resell	271,068	400,000	300,000
Trading securities	315,156	12,979	18,906
Available-for-sale securities	4,448,355	4,829,512	4,749,826
Held-to-maturity securities (market value of $4,362,854, $4,071,008 and $4,535,163, respectively)	4,215,161	4,002,474	4,389,327
Loans held for sale	28,984	291,782	161,103
Loans	27,012,900	25,852,221	25,534,112
Less: Allowance for loan losses	379,878	363,607	360,717
Unearned income	726,050	727,728	633,052

Net loans	25,906,972	24,760,886	24,540,343
Other interest-earning assets	67,071	40,458	337,625
Premises and equipment, net	792,853	729,383	677,916
Accrued interest receivable and other assets	2,200,961	2,091,379	2,054,323

	$39,610,727	$38,600,414	$38,264,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$5,181,668	$5,280,621	$4,715,663
Interest-bearing demand	10,951,276	10,518,922	10,161,426
Savings	1,300,439	1,229,871	1,221,159
Time	6,481,177	6,800,056	7,324,214
Foreign time	531,743	309,641	290,527
Certificates of deposit of $100,000 or more	2,185,499	2,027,906	2,160,959

Total deposits	26,631,802	26,167,017	25,873,948
Federal funds purchased and securities sold under agreements to repurchase	1,954,121	2,080,296	2,071,030
Other borrowed funds	76,428	79,454	81,173
Long-term Federal Home Loan Bank advances	5,352,681	5,093,834	5,106,188
Other long-term debt	1,051,918	1,008,421	1,025,167

Total deposits and interest-bearing liabilities	35,066,950	34,429,022	34,157,506
Accrued expenses and other liabilities	1,421,030	1,216,293	1,136,637

Total liabilities	36,487,980	35,645,315	35,294,143

Shareholders' equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0-	-0-	-0-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,914,000, 416,931,00) and 416,935,000 shares, respectively	416,914	416,931	416,935
Capital surplus	703,068	699,863	697,996
Retained earnings	2,878,670	2,677,933	2,618,080
Cost of common stock in treasury—59,127,000, 53,896,000 and 52,017,000 shares, respectively	(960,513)	(848,005)	(813,814)
Deferred compensation on restricted stock	(15,747)	(16,624)	(17,532)
Accumulated other comprehensive income	100,355	25,001	68,997

Total shareholders' equity	3,122,747	2,955,099	2,970,662

	$39,610,727	$38,600,414	$38,264,805

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	Nine Months ended September 30		Three Months ended September 30
	2002	2001	2002	2001
	(In thousands except per share data)
INTEREST INCOME
Loans	$1,269,432	$1,508,937	$418,820	$480,993
Available-for-sale securities	256,374	240,699	84,366	84,794
Held-to-maturity securities	186,026	216,539	62,465	68,816
Trading securities	641	266	482	130
Loans held for sale	9,895	13,200	2,068	3,698
Federal funds sold and securities purchased under agreements to resell	2,407	43,108	1,256	7,836
Other interest-earning assets	1,235	4,018	457	2,102

Total interest income	1,726,010	2,026,767	569,914	648,369

INTEREST EXPENSE
Interest-bearing demand deposits	88,623	217,629	30,668	61,961
Savings deposits	5,584	13,367	1,878	3,817
Time deposits	184,024	328,731	59,145	101,607
Foreign time deposits	4,099	8,383	1,668	2,152
Certificates of deposit of $100,000 or more	53,863	102,585	18,140	30,036
Federal funds purchased and securities sold under agreements to repurchase	21,385	64,649	7,452	15,664
Other borrowed funds	3,077	7,997	1,008	1,271
Long-term Federal Home Loan Bank advances	204,348	220,905	68,840	72,855
Other long-term debt	29,330	43,267	9,765	12,969

Total interest expense	594,333	1,007,513	198,564	302,332

NET INTEREST INCOME	1,131,677	1,019,254	371,350	346,037
Provision for loan losses	160,100	133,500	51,400	49,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	971,577	885,754	319,950	296,837

NONINTEREST REVENUES
Service charges on deposit accounts	210,353	191,128	77,672	64,688
Trust income	80,599	85,138	25,357	28,050
Consumer investment services income	61,464	72,364	18,912	26,261
Interchange income	46,458	41,458	16,418	14,377
Bank owned life insurance policies	46,270	40,393	14,587	12,959
Bankcard income	18,442	15,680	6,475	5,624
Mortgage income	17,457	20,033	7,112	8,567
Portfolio income	11,970	9,802	4,267	3,507
Other noninterest revenues	54,114	86,302	17,536	28,317

Total noninterest revenues	547,127	562,298	188,336	192,350

NONINTEREST EXPENSES
Salaries and employee benefits	461,109	442,501	151,482	152,725
Equipment expense	89,699	90,493	30,155	29,984
Net occupancy expense	88,018	83,879	30,011	28,199
Postage and office supplies	37,119	36,498	11,973	12,299
Marketing expense	26,668	26,541	8,903	9,458
Communications expense	22,947	31,282	5,788	10,111
Amortization of intangibles	3,936	25,548	1,224	8,486
Other noninterest expenses	139,962	140,510	43,460	45,908

Total noninterest expenses	869,458	877,252	282,996	297,170

INCOME BEFORE INCOME TAXES	649,246	570,800	225,290	192,017
Income taxes	195,306	174,975	69,289	55,924

NET INCOME	$453,940	$395,825	$156,001	$136,093

Average common shares outstanding	359,653	368,945	357,567	365,970
Earnings per common share	$1.26	$1.07	$.44	$.37
Diluted average common shares outstanding	364,197	372,489	361,961	370,116
Diluted earnings per common share	$1.25	$1.06	$.43	$.37

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2002	$416,931	$699,863	$2,677,933	$(848,005)	$(16,624)	$25,001	$2,955,099
Comprehensive income:
Net income	-0-	-0-	453,940	-0-	-0-	-0-	453,940
Other comprehensive income, net of tax:
Change in unrealized gains on derivative instruments (net of $3,951 tax benefit)	-0-	-0-	-0-	-0-	-0-	(7,338)	(7,338)
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $35,680 tax expense)	-0-	-0-	-0-	-0-	-0-	82,692	82,692

Comprehensive income							529,294
Cash dividends declared	-0-	-0-	(238,631)	-0-	-0-	-0-	(238,631)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(172,991)	-0-	-0-	(172,991)
Employee stock plans	(17)	3,129	(14,568)	53,010	877	-0-	42,431
Dividend reinvestment plan	-0-	76	(4)	7,473	-0-	-0-	7,545

BALANCE AT SEPTEMBER 30, 2002	$416,914	$703,068	$2,878,670	$(960,513)	$(15,747)	$100,355	$3,122,747

Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale securities arising during the period						$88,480
Less: Reclassification adjustment for gains realized in net income						5,788

Net unrealized gains on available-for-sale securities, net of tax						$82,692

Unrealized holding gains on derivatives arising during the period						$6,532
Less: Reclassification adjustment for gains realized in net income						13,870

Net unrealized gains on derivatives, net of tax						$(7,338)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(In thousands)
OPERATING ACTIVITIES
Net income	$453,940	$395,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160,100	133,500
Depreciation and amortization of premises and equipment	69,246	66,370
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	1,514	(17,319)
Net decrease (increase) in loans held for sale	287,031	(68,292)
Net (increase) decrease in trading securities	(302,182)	6,539
Net gains on sales of available-for-sale securities	(9,276)	(8,251)
Gains on sales of loans to mortgage conduits	-0-	(1,993)
Gains on sales of business operations, subsidiaries, and other assets	-0-	(3,983)
Net increase in accrued interest receivable and other assets	(95,059)	(119,449)
Net increase in accrued expenses and other liabilities	150,192	117,902
Provision for deferred income taxes	132,120	158,801
Amortization of intangible assets	3,904	25,515
Other operating activities, net	35,438	31,013

Net cash provided by operating activities	886,968	716,178

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	1,042,113	892,245
Proceeds from sales of available-for-sale securities	770,745	361,163
Purchases of available-for-sale securities	(1,245,007)	(1,814,799)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	1,582,618	1,238,921
Purchases of held-to-maturity securities	(1,627,161)	(939,830)
Net decrease in federal funds sold and securities purchased under agreements to resell	128,932	1,855,665
Net increase in other interest-earning assets	(26,613)	(276,565)
Net increase in loans, excluding mortgage conduit sales	(1,696,225)	(596,919)
Proceeds from sales of loans to mortgage conduits	-0-	100,248
Net purchases of premises and equipment	(132,716)	(110,085)
Net cash received (paid) on sales of branches, business operations, subsidiaries and other assets	-0-	13,000

Net cash (used) provided by investing activities	(1,203,314)	723,044

FINANCING ACTIVITIES
Net increase (decrease) in deposits	475,104	(766,532)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(126,175)	(249,234)
Net decrease in other borrowed funds	(3,026)	(455,675)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	276,591	600,983
Payments for maturing long-term debt	(17,889)	(393,282)
Cash dividends paid	(239,663)	(234,786)
Proceeds from employee stock plans and dividend reinvestment plan	46,980	36,373
Purchase of common stock	(172,991)	(218,064)

Net cash provided (used) by financing activities	238,931	(1,680,217)

Decrease in cash and cash equivalents	(77,415)	(240,995)
Cash and cash equivalents at beginning of period	1,441,561	1,276,431

Cash and cash equivalents at end of period	$1,364,146	$1,035,436

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30, 2002 and 2001

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

Accounting Changes—In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” (Statement 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142 intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).

AmSouth adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, AmSouth had unamortized goodwill in the amount of $288.4 million, and unamortized identifiable intangible assets in the amount of $18.7 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoption of Statement 142, AmSouth performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. AmSouth does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $29.0 million or approximately $.08 per share in 2002 as a result of AmSouth no longer having to amortize goodwill against earnings. At September 30, 2002 and 2001, AmSouth had $14.8 million and $17.6 million, respectively, in unamortized identifiable intangible assets, substantially all of which were core deposit intangibles. Total amortization expense associated with these intangible assets during the nine months and three months ended September 30, 2002 was $3.9 million and $1.2 million, respectively, and was $3.5 million and $1.2 million, respectively, for the same periods in 2001. Assuming retroactive adoption of Statement 142, net income for the year ended December 31, 2001 and the nine month and three month periods ended September 30, 2001 would have been $565.3 million, $417.6 million and $143.3 million, respectively, and diluted earnings per share would have been $1.52, $1.12 and $.39 for the same periods, respectively.

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and the nine and three month periods ended September 30, 2001:

	Twelve Months Ended December 31, 2001		Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	Net Income	Earnings Per Share	Net Income	Earnings Per Share	Net Income	Earnings Per Share
	(In thousands except per share data)
Earnings per common share computation:
Net income/EPS as reported	$536,346	$1.46	$395,825	$1.07	$136,093	$37
Add back: Goodwill amortization	29,385.08		22,057.06		7,323.02
Less: Tax on deductible goodwill	442.00		332.00		110.00

Adjusted net income/EPS	$565,289	$1.54	$417,550	$1.13	$143,306	$.39

Diluted earnings per common share computation:
Net income/diluted EPS as reported	$536,346	$1.45	$395,825	$1.06	$136,093	$.37
Add back: Goodwill amortization	29,385.07		22,057.06		7,323.02
Less: Tax on deductible goodwill	442.00		332.00		110.00

Adjusted net income/diluted EPS	$565,289	$1.52	$417,550	$1.12	$143,306	$.39

On January 1, 2002, AmSouth adopted Statement 144. Statement 144 supersedes FASB Statement No. 121 (Statement 121) and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principle Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on AmSouth’s financial condition or results of operations.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the recission of Statement 4 are effective for financial statements issued by AmSouth after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on AmSouth’s financial condition or results of operations, nor does AmSouth expect the future adoption of the other provisions of Statement 145 to have a material impact on AmSouth’s financial results.

In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, AmSouth does not expect the adoption of the provisions of Statement 146 to have a material impact on AmSouth’s financial results.

In October 2002, FASB issued Statement of Financial Accounting Standards No. 147, “Acquisition of Certain Financial Institutions” (Statement 147). Statement 147 amends the previous accounting guidance which required for certain acquisitions of financial institutions where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired to recognize and account for the excess as an unidentifiable intangible asset. Under the old guidance this unidentifiable intangible asset was to be amortized over a period no greater than the life of the long-term interest bearing assets acquired. Under Statement 147, this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with Statement 142. In addition, Statement 147 amends Statement 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires. The provisions of Statement 147 were effective October 1, 2002. AmSouth does not expect the adoption of the provisions of Statement 147 to have a material impact on AmSouth’s financial results.

Cash Flows—For the nine months ended September 30, 2002 and 2001, AmSouth paid interest of $602.7 million and $1.0 billion, respectively. During the nine months ended September 30, 2002, AmSouth paid income taxes of $35.5 million and during the nine months ended September 30, 2001, AmSouth received income tax refunds of $11.3 million. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 2002 and 2001, were $38.1 million and $30.3 million, respectively, and noncash transfers from foreclosed properties to loans were $293 thousand and $687 thousand, respectively. During the nine months ended September 30, 2002, AmSouth also had noncash transfers from loans to available-for-sale securities in connection with a mortgage loan securitization of $301.7 million. During the same period in 2001, AmSouth had noncash transfers from loans to available-for-sale securities and to other assets of approximately $1.6 million and $1.0 million, respectively, in connection with the participation of loans to third-party conduits. During the nine months ended September 30, 2002, AmSouth had noncash transfers from loans to loans held for sale of $22.8 million.

Stock-Based Compensation—AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and stock appreciation rights. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2002 option grants vesting ratably over three years. All of the options granted during 2002 expire ten years from the date of grant. All other options granted generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” AmSouth has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). If AmSouth had chosen to account for its employee stock options under the fair value method of Statement 123, AmSouth would have reported net income for the three months and nine months ended September 30, 2002 of $149.9 million and $434.9 million, respectively, and diluted earnings per share of $.42 and $1.20 for the same periods, respectively.

This pro forma information includes expenses related to all 2002 grants, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and nine months ending September 30, 2002, respectively: a risk-free interest rate of 4.23% and 4.93%, a dividend yield of 4.18% and 4.36%, a volatility factor of 31.21% and 31.39%, and a weighted-average expected life for both periods of 7.0 years. The weighted-average fair value of options granted during the three months and nine months ended September 30, 2002 was $5.14 and $4.94, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

Derivatives—In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and for Hedging Activities” (Statement 133), AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the nine months ended September 30, 2002 and 2001, AmSouth recognized a net loss of $2.4 million and a net gain of $185 thousand, respectively, related to the ineffective portion of its hedging instruments.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $350 million and $725 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, AmSouth recognized a net loss of $48 thousand and a net gain of $208 thousand, respectively, related to the ineffective portion of its hedging instruments.

Comprehensive Income—Total comprehensive income was $180.5 million and $529.3 million for the three and nine months ended September 30, 2002 and $213.1 million and $572.4 million for the three and nine months ended September 30, 2001. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$156,001	$136,093	$453,940	$395,825
Denominator:
Average common shares outstanding	357,567	365,970	359,653	368,945
Earnings per common share	$.44	$.37	$1.26	$1.07

Diluted earnings per common share computation:
Numerator:
Net income	$156,001	$136,093	$453,940	$395,825
Denominator:
Average common shares outstanding	357,567	365,970	359,653	368,945
Dilutive shares contingently issuable	4,394	4,146	4,544	3,544

Average diluted common shares outstanding	361,961	370,116	364,197	372,489
Diluted earnings per common share	$.43	$.37	$1.25	$1.06

Shareholders’ Equity—In September 2001, AmSouth’s Board of Directors approved the repurchase by AmSouth of up to 25.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. During the three month and nine month periods ended September 30, 2002, AmSouth purchased 3.5 million and 8.2 million shares, respectively, under this authorization at a cost of $72.5 million and $173.0 million, respectively. The total shares repurchased under this authorization through September 30, 2002 was 10.4 million shares at a cost of $214.2 million. During the month of October 2002, AmSouth repurchased an additional 2.7 million shares at a cost of $53.3 million under this plan. Cash dividends of $.22 per common share were declared in the third quarter of 2002. This represents a five percent increase over the dividend declared during the third quarter of 2001.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management. During the third quarter of 2002, AmSouth management changed the way revenue and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances are reviewed for business segment purposes. Prior to the reporting change, the estimated spread on the PCS customers’ loan and deposit balances, as well as NIR and NIE associated with those balances and accounts, was included within the Commercial or Consumer segments based on the loan or deposit type. Beginning in the third quarter, these revenues and expenses are also being included within the Wealth Management segment since this segment is principally responsible for maintaining the relationships with these customers. These shared revenues and expenses are reversed within Treasury & Other to eliminate the double counting. Year-to-date 2002 segment information and 2001 segment information have been restated to reflect this reporting change. For the three month and nine month periods ended September 30, 2002, $12.1 million and $34.4 million, respectively, of net income associated with PCS customer accounts was included in the Wealth Management segment and eliminated within Treasury & Other. For the same periods in 2001, $8.6 million and $23.8 million of net income, respectively, was added to Wealth Management’s results and eliminated within Treasury & Other. Treasury & Other also includes balance sheet management activities that include the investment portfolio, non-deposit funding and off-balance sheet financial instruments. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, the amortization of goodwill and deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other.

Treasury & Other also includes a $3.1 million recovery in the third quarter of 2002 related to credit derivative contracts written off for $3.7 million within Treasury & Other in the second quarter of 2002. Revenues from external customers reflect net interest income and NIR earned from external customers and excludes the impact of recording PCS customer account revenues in the Wealth Management segment and the corresponding reversal of this revenue in Treasury & Other. The following is a summary of the segment performance for the three months and nine months ended September 30, 2002 and 2001 utilizing the new approach for the Wealth Management segment described above:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended September 30, 2002
Net interest income before internal funding	$197,275	$124,721	$35,543	$13,811	$371,350
Internal funding	98,421	(27,493)	(6,957)	(63,971)	-0-

Net interest income	295,696	97,228	28,586	(50,160)	371,350
Noninterest revenues	97,531	27,342	45,439	18,024	188,336

Total revenues	393,227	124,570	74,025	(32,136)	559,686
Provision for loan losses	34,447	6,496	231	10,226	51,400
Noninterest expenses	178,813	43,769	45,974	14,440	282,996

Income/(Loss) before income taxes	179,967	74,305	27,820	(56,802)	225,290
Income taxes/(benefits)	67,667	27,939	10,460	(36,777)	69,289

Segment net income/(loss)	$112,300	$46,366	$17,360	$(20,025)	$156,001

Revenues from external customers	$294,806	$152,063	$43,590	$69,227	$559,686

Three Months Ended September 30, 2001
Net interest income before internal funding	$133,805	$156,431	$26,608	$29,193	$346,037
Internal funding	127,759	(59,228)	(4,934)	(63,597)	-0-

Net interest income	261,564	97,203	21,674	(34,404)	346,037
Noninterest revenues	90,303	26,618	55,359	20,070	192,350

Total revenues	351,867	123,821	77,033	(14,334)	538,387
Provision for loan losses	33,976	35,170	192	(20,138)	49,200
Noninterest expenses	178,741	45,438	48,963	24,028	297,170

Income/(Loss) before income taxes	139,150	43,213	27,878	(18,224)	192,017
Income taxes/(benefits)	52,321	16,248	10,482	(23,127)	55,924

Segment net income	$86,829	$26,965	$17,396	$4,903	$136,093

Revenues from external customers	$224,108	$183,049	$54,102	$77,128	$538,387

Nine Months Ended September 30, 2002
Net interest income before internal funding	$586,574	$385,292	$103,312	$56,499	$1,131,677
Internal funding	293,075	(99,317)	(21,804)	(171,954)	-0-

Net interest income	879,649	285,975	81,508	(115,455)	1,131,677
Noninterest revenues	267,534	86,114	145,639	47,840	547,127

Total revenues	1,147,183	372,089	227,147	(67,615)	1,678,804
Provision for loan losses	104,686	33,785	674	20,955	160,100
Noninterest expenses	544,415	131,314	141,095	52,634	869,458

Income/(Loss) before income taxes	498,082	206,990	85,378	(141,204)	649,246
Income taxes/(benefits)	187,279	77,828	32,102	(101,903)	195,306

Segment net income/(loss)	$310,803	$129,162	$53,276	$(39,301)	$453,940

Revenues from external customers	$854,108	$471,406	$141,291	$211,999	$1,678,804

Nine Months Ended September 30, 2001
Net interest income before internal funding	$349,830	$502,309	$74,953	$92,162	$1,019,254
Internal funding	404,485	(212,278)	(13,866)	(178,341)	-0-

Net interest income	754,315	290,031	61,087	(86,179)	1,019,254
Noninterest revenues	259,496	77,851	160,667	64,284	562,298

Total revenues	1,013,811	367,882	221,754	(21,895)	1,581,552
Provision for loan losses	89,338	63,879	545	(20,262)	133,500
Noninterest expenses	522,958	136,606	142,977	74,711	877,252

Income/(Loss) before income taxes	401,515	167,397	78,232	(76,344)	570,800
Income taxes/(benefits)	150,969	62,941	29,415	(68,350)	174,975

Segment net income/(loss)	$250,546	$104,456	$48,817	$(7,994)	$395,825

Revenues from external customers	$609,326	$580,160	$156,790	$235,276	$1,581,552

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
AmSouth Bancorporation

We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

Birmingham, Alabama
November 4, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AmSouth Bancorporation (AmSouth) reported net income for the quarter ended September 30, 2002 of $156.0 million, up 17.3 percent from the same period a year ago. Diluted earnings per share for the third quarter of 2002 was $.43, an increase of 16.2 percent over $.37 per share for the same period of 2001. Return on average assets was 1.60 percent and return on average equity was 20.19 percent for the three months ended September 30, 2002. This compares to a return on average assets of 1.41 percent and a return on average equity of 18.59 percent for the third quarter of 2001.

Net income for the nine months ended September 30, 2002 was $453.9 million, up 14.7 percent for the same period a year ago. Diluted earnings per share was $1.25 for the first nine months of 2002, up 17.9 percent over $1.06 reported for the same period in 2001. Return on average assets was 1.59 percent and return on average equity was 20.13 percent for the nine months ended September 30, 2002. This compares to a return on average assets of 1.38 percent and a return on average equity of 18.47 percent for the first nine months of 2001.

Major contributors to the growth in net income for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 were higher net interest income primarily associated with a significant improvement in the net interest margin (NIM) coupled with a reduction in noninterest expenses. Net income, however, was negatively impacted by decreases in noninterest revenues (NIR) and an increase in the provision for loan losses.

Statement of Condition

Total assets at September 30, 2002 were $39.6 billion, up from $38.6 billion at December 31, 2001. This $1.0 billion increase in total assets was primarily the result of increases in loans net of unearned income, trading securities, and held-to-maturity (HTM) securities partially offset by a decrease in available-for-sale (AFS) securities and loans held for sale. Loans net of unearned income at September 30, 2002 increased $1.2 billion compared to year-end. This increase was attributable to $1.5 billion of growth in consumer loans partially offset by decreases in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity loans and lines, residential mortgages and dealer indirect automobile lending. The increase in home equity lending reflected AmSouth’s continued efforts to attract these loans due to their attractive spreads and historically low levels of losses. These efforts included a strong sales effort aided by an emphasis on AmSouth’s branch incentive scorecard, increased marketing activity, and back office improvements that make the product more attractive to customers and easier for our branch personnel to originate. The increase in residential first mortgages reflected a decision by management to suspend the practice of selling a specific portion of residential mortgages into the secondary market. This strategy also resulted in a decrease in loans held for sale of approximately $263 million compared to December 31, 2001. The increase in trading securities reflected higher purchases of securities, primarily short-term commercial paper, as a result of excess liquidity associated with deposit growth. The decrease in available-for-sale securities primarily reflected the continued runoff of mortgage backed securities as sharp declines in intermediate-term interest rates accelerated prepayments associated with an increase in the level of mortgage refinancings.

On the liability side of the balance sheet, total deposits at September 30, 2002, increased by $464.8 million compared to December 31, 2001. The increase in total deposits reflected an increase in interest-bearing demand deposits, which include interest checking and money market accounts, of $432.4 million. This increase reflected higher money market deposits as AmSouth, during the third quarter of 2002, introduced a new money market deposit product targeting money market mutual funds in trust accounts. Higher foreign time deposits and certificates of deposit of $100 thousand or more offset decreases in time deposits. The growth in these time deposit categories came entirely from core customers’ funds. Long-term Federal Home Loan Bank (FHLB) borrowings grew from 2001 year-end levels as AmSouth took advantage of low interest rates in anticipation of having to replace approximately $500 million of FHLB borrowings maturing early in 2003.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the third quarter of 2002 was $384.0 million, up $19.6 million, or 5.4 percent compared to the third quarter of last year, but down $11.1 million, or 11.2 percent on an annualized basis, compared to the second quarter of 2002. The increase in NII compared to the same period in 2001 reflected a higher net interest margin and higher average interest-earning assets. The NIM was 4.36 percent for the third quarter of 2002, up 20 basis points from 4.16 percent for the same quarter in 2001. The improvement in the NIM reflected an increase in the proportion of AmSouth’s earning assets which were supported by low-cost and noninterest-bearing deposits as higher cost time deposits and wholesale, short-term borrowings were partially replaced by low-cost and noninterest-bearing deposits. The improvement in the margin also reflected an increase in interest revenue associated with retained interests on loans sold to third-party conduits which resulted in a 5 basis point increase to the NIM in the third quarter of 2002 when compared to the same period in 2001. The decline in NII in the third quarter versus the second quarter of 2002 was the result of compression in the NIM of 25 basis points. The NIM compression was the result of several factors. $400 million in interest rate swaps matured without replacement while loans held in third-party conduits continued to decline. Other factors included growth in higher cost time and money market deposits; lower loan yields during the third quarter from a combination of tighter underwriting, declining yields on fixed rate loans and a continuing shift in the mix of loans as a result of an emphasis on variable rate lending; deposit growth in excess of loan growth which created surplus funding held in overnight funds and other very short-term liquid assets; and accelerated prepayments on loans and investment securities as intermediate-term interest rates sharply declined.

Average interest-earning assets for the third quarter of 2002 totaled $34.9 billion, an increase of $154.1 million from the third quarter of 2001. The increase for the quarter came principally from loan growth during the third quarter of 2002. On the funding side, average low-cost deposits for the third quarter of 2002, which includes noninterest-bearing and interest-bearing demand deposits and savings accounts increased $889 million or 5.6 percent over the third quarter of 2001.

On a year-to-date basis, NII on a fully taxable equivalent basis was $1.2 billion in 2002, an increase of $107 million or 10.0 percent compared to the first nine months of 2001. The increase in NII reflected a higher NIM offset by lower average interest-earning assets. The NIM was 4.54 percent for the first nine months of 2002, an increase of 47 basis points versus 4.07 percent for the same period in 2001. This improvement reflected an increase in the proportion of earning assets funded by low-cost and noninterest-bearing deposits. Another contributor to the improvement in the margin was an increase in interest revenues associated with retained interests on loans sold to third-party conduits, which represented 10 basis points of the increase in NIM compared to the same period in 2001.

The decline in average interest-earning assets for the first nine months of 2002 versus the same period in 2001 reflected decreases in HTM securities and federal funds sold and securities purchased under agreements to resell. The decrease in these items was primarily the result of AmSouth’s strategy to shift assets into higher-yielding consumer loans, primarily home equity loans and a decrease in average deposits for the period, primarily higher-cost time deposits. The decrease in average time deposits for the period reflected management’s strategy, during the second half of 2001, to reduce AmSouth’s reliance on higher cost sources of funding. This strategy resulted in the migration of time deposits into low-cost deposit categories or into alternative financial products offered by AmSouth such as fixed annuities.

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

Based on the results of the simulation model as of September 30, 2002, AmSouth would expect NII to increase $12.5 million or approximately 0.8 percent and decrease $14.2 million or approximately 1.0 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. By comparison, as of September 30, 2001, the simulation model indicated that NII would decrease $5 million or approximately 0.4 percent and increase $7 million or approximately 0.5 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. Even in a more severe stress test scenario, assuming 10 percent deposit outflow, an immediate 100 basis point rise in short-term interest rates and a corresponding rise in deposit rates, net interest income is expected to be negatively impacted only 0.4 percent. In a shock down 50 basis points scenario, net interest income is expected to be negatively impacted 0.8 percent. This level of interest rate risk is well within AmSouth’s policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months.

AmSouth’s neutral interest rate risk profile was the result of continued actions taken over the last several quarters. These actions included the continued increase in the level of variable-rate loans on the balance sheet accompanied by the reduction in the level of fixed-rate loans and investment securities. In addition, less rate sensitive, low-cost deposits have increased while higher cost and more rate sensitive time deposits have declined. AmSouth also extended the maturity of purchased funds and allowed $1.1 billion notional amount of “receive fixed/pay floating” interest rate swaps to mature without replacement since the third quarter of 2001. AmSouth plans to continue its neutral interest rate risk position through 2002 by balancing the production of variable-rate lending, especially equity lines, with the production of fixed-rate loans, including fixed-rate residential mortgages. These actions should help protect AmSouth’s interest rate risk neutrality even if interest rates begin to rise.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps. At September 30, 2002, AmSouth had interest rate swaps in the notional amount of $1.1 billion, all of which were “receive fixed/pay floating” rate swaps. Of these swaps, $350 million of notional value was used to hedge the cash flow of variable-rate commercial loans and $715 million of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. Interest rate swaps with notional value of $971 million matured during the first nine months of 2002. There are no “receive fixed/pay floating” interest rate swaps expected to mature during the remainder of 2002.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also acts as an intermediary for interest rate swaps, caps, floors, and foreign exchange contracts on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At September 30, 2002, AmSouth had $102.8 million of assets and $101.5 million of liabilities associated with $1.1 billion notional amount of interest rate swaps with corporate customers and $1.1 billion notional amount of offsetting interest rate swaps with other banks to hedge AmSouth’s rate exposure on its corporate customers’ swaps.

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

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and investments as well as the ability to securitize or sell certain loans and investments. Liquidity on the liability side is generated primarily through growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources. See Table 10 for a breakout by maturity date of AmSouth’s contractual obligations and other commercial commitments.

As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At September 30, 2002, the outstanding balance of loans sold to conduits was approximately $2.9 billion, including $1.0 billion of commercial loans, $1.6 billion of residential first mortgages and $277 million of dealer indirect automobile loans. This balance was down from $3.76 billion in outstanding loan balances in conduits at December 31, 2001. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At September 30, 2002, AmSouth had $137.3 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to these asset-backed commercial paper issuers under 364 day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of September 30, 2002, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down.

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

Table 5 presents a five-quarter analysis of the allowance for loan losses. At September 30, 2002, the allowance for loan losses was $379.9 million, or 1.45 percent of loans net of unearned income, compared to $360.7 million, or 1.45 percent, at September 30, 2001 and $363.6 million, or 1.45 percent, at December 31,

2001. The coverage ratio of the allowance for loan losses to nonperforming loans was 251 percent at September 30, 2002, an increase from the September 30, 2001 ratio of 211 percent. The increase in the allowance at September 30, 2002 versus September 30, 2001 primarily reflected an increase in loan loss exposure as loan balances have increased over prior year levels.

Net charge-offs for the quarter ended September 30, 2002, were $42.9 million, or 0.66 percent of average loans, on an annualized basis, a decrease of $26.2 million from the $69.1 million, or 1.11 percent of average loans, reported in the same period a year earlier. The decrease in net charge-offs was the result of a decrease in commercial net charge-offs partially offset by higher consumer charge-offs. The decrease in commercial charge-offs reflected the impact of approximately $30 million of shared national credit loan charge-offs recorded in the third quarter of 2001. The increase in net charge-offs in the consumer portfolio reflected higher charge-offs within the equity lending and revolving credit portfolios. The overall increase in consumer loan net charge-offs reflected the continued impact of the weakened economy as well as the continued growth and seasoning of the consumer loan portfolio. On a year-to-date basis, 2002 net charge-offs were $143.8 million, or 0.75 percent of average loans on an annualized basis, compared to $153.2 million, or 0.83 percent, for the same period of 2001. This decrease reflected lower commercial net charge-offs partially offset by an increase in consumer net charge-offs. As described in the quarterly comparison the reduction in the commercial charge-offs was primarily driven by the impact of approximately $30 million of shared national credit loans charged off in the third quarter of 2001. On the consumer side, the increase was across most categories of consumer loans led by higher net charge-offs in the equity lending and dealer indirect automobile loan portfolio and reflected the continued impact of a slow economy. The provision for loan losses for the third quarter and the first nine months of 2002 was $51.4 million and $160.1 million, respectively, compared to $49.2 million and $133.5 million for the corresponding year-earlier periods. The increase in the provision for loan losses is consistent with the overall growth in AmSouth’s loan portfolio.

Table 6 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 2002, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 10 basis points to 0.72 percent compared to 0.82 percent at September 30, 2001, reflecting a $15.4 million decrease in nonperforming assets. Compared to the year-end 2001 level of 0.76 percent, nonperforming assets have remained relatively flat through the first nine months of 2002.

Included in nonperforming assets at September 30, 2002 and 2001, was $93.9 million and $114.8 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At September 30, 2002 and 2001, there was $23.1 million and $25.4 million, respectively, in the allowance for loan losses specifically allocated to $77.8 million and $88.8 million, respectively of impaired loans. No specific reserves were required for $16.1 million and $26.0 million of impaired loans at September 30, 2002 and 2001, respectively. The average recorded investment in impaired loans for the three months ended September 30, 2002 and 2001, was $96.5 million and $126.4 million, respectively, and $101.8 million and $130.6 million, respectively, for the nine months ended September 30, 2002 and 2001. AmSouth recorded no material interest income on its impaired loans during the three and nine months ended September 30, 2002. At September 30, 2002, AmSouth had approximately $65.1 million of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

Noninterest Revenues and Noninterest Expenses

Noninterest revenue (NIR) was $188.3 million during the third quarter of 2002, a 2.1 percent decline from the corresponding period in 2001. The decrease in NIR compared to 2001 was primarily due to a decrease in trust income, consumer investment services income, mortgage income and other noninterest revenues partially offset by increases in service charges on deposits, income from bank owned life insurance (BOLI), bankcard and interchange income. Trust revenues were down $2.7 million in the third quarter when compared to the same period in 2001. This decrease reflected the continued weakness in the stock market and lower revenues related to the outsourcing of Retirement Services record-keeping plans. The soft economy and current market conditions also negatively impacted consumer investment services income, which decreased $7.3 million in the third quarter of 2002 when compared to the same period of 2001. The decrease in consumer investment services income reflected slower annuity and investment product sales. Mortgage income was lower in the third quarter compared to the same period in 2001 primarily as a result of lower income from the bulk sale of mortgage loans and servicing in the secondary market and a $2.0 million gain on the sale of mortgage loans to third-party conduits recorded in the third quarter of 2001. The decrease in income from mortgage loan and servicing sales reflected the decision, during the third quarter of 2002, to suspend AmSouth’s practice of selling a select portion of its mortgage loan portfolio into the secondary market. These decreases in mortgage income were partially offset by a $2.3 million increase associated with changes in the fair market value of mortgage derivative instruments. AmSouth has historically utilized derivative instruments, primarily forward contracts, to economically hedge future sales of mortgage loans. Because these forward contracts did not meet the strict requirements for hedge accounting treatment, AmSouth was required to record changes in the fair value of these forward contracts as an increase or decrease to earnings while any offsetting increase in the value of mortgage loans these contracts were hedging was not permitted to be recorded as earnings. In addition to forward contracts, loan commitments associated with mortgages AmSouth planned to originate and sell were also considered derivative instruments and were marked to market through earnings and tended to partially offset the changes in value of the forward contracts. As a result of AmSouth’s decision to halt the bulk sales of mortgage loans in the secondary markets, AmSouth, as of September 30, 2002, no longer held derivative instruments associated with its mortgage operation. Other noninterest revenues for the quarter declined $10.8 million when compared to the same period last year. This decrease was due primarily to a steady decrease in servicing and other fee income related to an automobile loan securitization and conduit transactions that occurred during the 2000 fiscal year. The decrease in fee income reflects the continued pay down of loan balances associated with these transactions. The decrease in other NIR in the third quarter of 2002 also reflected a $1.7 million loss, recorded in the third quarter of 2002, on a commercial lease transaction due to a drop in residual value and the impact of $4.9 million of gains associated with the sale of an equity related interest and a branch facility in the third quarter of 2001.

Partially offsetting the decreases in these NIR categories was an increase in service charges on deposit accounts. Service charges on deposit accounts increased approximately $13.0 million versus the third quarter of 2001. This increase reflected higher treasury management fees and higher revenues from overdraft fees. The increase in overdraft fees reflected a change made last quarter making overdraft charges consistent for both electronic and paper-based payments. BOLI and interchange income for the third quarter also increased compared to the same quarter in 2001. The increase in BOLI income reflected the receipt of benefit payments during the period. The increase in interchange income reflected AmSouth’s continued emphasis on debit card sales and reflected increased utilization of checkcards and business checkcards and higher ATM fees.

On a year-to-date basis, NIR was $547.1 million, a decrease of $15.2 million or 2.7 percent versus the first nine months of 2001. The decrease in NIR on a year-to-date basis was primarily associated with decreases in trust, consumer investment services and mortgage income as well as other NIR partially offset by higher service charges on deposit accounts, BOLI income and interchange fees. The reasons for the decreases in trust and consumer investment services income were consistent with those discussed in the quarterly analysis above. The decrease in mortgage income was primarily the result of a $4.1 million decrease in mortgage derivative income (see discussion in quarterly analysis above) and the impact in 2001 of a $2.0 million gain from the sale of mortgage loans to third-party conduits. These decreases were partially offset by a $2.3 million increase in mortgage conduit income during the first nine months of 2002 versus the same period in 2001. Other NIR, on a year-to-date basis, decreased by $32.2 million compared to 2001. A portion of the decrease was associated with the items described in the quarterly analysis. The remaining decrease reflected a $2.2 million decrease associated with lower market valuations on derivative instruments, a $4.2 million charge recorded in 2002 associated with a loss on a fixed asset and the sale of branch facilities and other assets. The decrease between years was also impacted by a $4.4 million adjustment associated with an equity investment and approximately $3.8 million of gains related to the sale of leased equipment and an equity investment stock sale recorded in 2001. The reasons for the increases in service charges on deposit accounts, BOLI income and interchange income are consistent with those discussed in the quarterly analysis above.

Noninterest expenses (NIE) for the third quarter of 2002 declined $14.2 million or 4.8 percent compared to the same period in 2001. Excluding the impact of the accounting change that resulted in goodwill no longer being amortized against earnings beginning in 2002, NIE decreased $6.9 million or 2.4 percent in the third quarter of 2002 when compared to the corresponding period in 2001. Excluding the impact of goodwill amortization, the decrease in NIE was primarily the result of lower communication and other noninterest expenses. The decrease in communications expense was primarily the result of lower expenses associated with the consolidation and renegotiation of services associated with a change in vendor. The decrease in other NIE primarily reflected a $3.1 million recovery associated with the sale of a credit derivative contract. AmSouth recorded a $3.7 million charge in the second quarter associated with the same credit derivative contract after AmSouth eliminated its credit exposure to the corporate customer for which the credit derivative provided protection. During the third quarter, the corporate customer for which the credit derivative provided protection released negative financial information which enabled AmSouth to sell the credit derivative contract and recover a portion of the amount it had written off.

On a year-to-date basis, NIE decreased $7.8 million or 1.0 percent for the first nine months of 2002 compared to the same period in 2001. Excluding the impact of goodwill amortization in 2001, however, NIE increased $14.3 million or 1.7 percent when comparing the first nine months of 2002 with the same period in 2001. The increase in NIE excluding goodwill amortization primarily reflected increases in salaries and employee benefits and net occupancy expense partially offset by a decrease in communication expense. The increase in salaries and employee benefits primarily reflected higher employee benefit costs associated with higher insurance and pension costs as well as higher incentive accruals related to improved performance. The increase in occupancy expense reflected higher depreciation expenses associated with the opening of new branches and other capital projects. The decrease in communication expense, as described in the quarterly analysis, was primarily the result of lower expense associated with a change in vendor. As described above in both the quarterly and year-to-date analysis, amortization expense declined as a result of the adoption of Statement 142 on January 1, 2002. Statement 142 no longer permits the amortization of goodwill and intangible assets with indefinite useful lives but requires these assets to be tested for impairment at least annually. For more information on the impact of adopting Statement 142, see the Notes to Consolidated Financial Statements section in Part I of this report.

Capital Adequacy

At September 30, 2002, shareholders’ equity totaled $3.1 billion or 7.88 percent of total assets. Since December 31, 2001, shareholders’ equity increased $167.6 million primarily as a result of net income for the first nine months of $453.9 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $238.6 million and the purchase of 8.2 million shares of AmSouth common stock for $173.0 million during the first nine months of 2002. In addition, shareholders’ equity increased $82.7 million as a result of higher valuation of the AFS portfolio and decreased $7.3 million due to changes in other comprehensive income associated with cash flow hedges.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2002 and 2001. At September 30, 2002, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2002.

Earnings Outlook

Looking ahead, the net interest margin is expected to decline in the fourth quarter to a range between 4.15 percent and 4.25 percent. This decrease reflects the full impact of maintaining additional liquidity for anticipated future loan growth, the runoff of interest rate swaps in the third quarter, lower levels of interest from retained interests in loans sold to third-party conduits as these balances continue to decline, and higher prepayment activity. AmSouth expects nonperforming loans and net charge-offs to fluctuate for the remainder of 2002 in a relatively narrow band around the levels of the last few quarters. Noninterest revenue growth in the low to mid single digits and well-contained expense control should also contribute to earnings growth. Though today’s business environment is marked with uncertainty, including the direction of future interest rates and the condition of the economy, AmSouth expects diluted earnings per share for 2002 to be at the high end of the $1.63 to $1.68 guidance range. See the discussion of “Forward-Looking Statements” on page 2, which details a number of factors that could cause results to differ from management’s current expectations.

Table 1—Financial Summary

	September 30		% Change
	2002	2001
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$26,286,850	$24,901,060	5.6%
Total assets	39,610,727	38,264,805	3.5
Total deposits	26,631,802	25,873,948	2.9
Shareholders' equity	3,122,747	2,970,662	5.1
Year-to-date average balances:
Loans net of unearned income	$25,619,749	$24,702,003	3.7%
Total assets	38,135,437	38,359,859	(0.6)
Total deposits	25,632,711	26,002,930	(1.4)
Shareholders' equity	3,015,084	2,865,476	5.2

	Nine Months Ended September 30		% Change	Three Months Ended September 30		% Change
	2002	2001		2002	2001
	(In thousands except per share data)
Earnings summary
Net income	$453,940	$395,825	14.7%	$156,001	$136,093	14.6%
Earnings per common share	1.26	1.07	17.8	.44	.37	18.9
Diluted earnings per common share	1.25	1.06	17.9	.43	.37	16.2
Return on average assets (annualized)	1.59%	1.38%		1.60%	1.41%
Return on average equity (annualized)	20.13	18.47		20.19	18.59
Return on average equity (excluding goodwill, annualized)	20.13	19.48		20.19	19.58
Operating efficiency	50.62	53.95		49.45	53.37
Operating efficiency (excluding goodwill)	50.62	52.59		49.45	52.06

Selected ratios
Average equity to assets	7.91%	7.47%		7.93%	7.60%
End-of-period equity to assets	7.88	7.76		7.88	7.76
End-of-period tangible equity to assets	7.17	7.00		7.17	7.00
Allowance for loan losses to loans net of unearned income	1.45	1.45		1.45	1.45

Common stock data
Cash dividends declared	$.66	$.63		$.22	$.21
Book value at end of period	8.73	8.14		8.73	8.14
Market value at end of period	20.74	18.07		20.74	18.07
Average common shares outstanding	359,653	368,945		357,567	365,970
Average common shares outstanding-diluted	364,197	372,489		361,961	370,116

Table 2—Year-to-Date Yields Earned on Average Interest-Earning Assets
and Rates Paid on Average Interest-Bearing Liabilities

	2002			2001
	Nine Months Ended September 30			Nine Months Ended September 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$25,619,749	$1,292,693	6.75%	$24,702,003	$1,537,628	8.32%
Available-for-sale securities:
Taxable	4,261,173	255,953	8.03	4,137,089	239,276	7.73
Tax-free	69,085	4,083	7.90	88,773	5,145	7.75

Total available-for-sale securities	4,330,258	260,036	8.03	4,225,862	244,421	7.73

Held-to-maturity securities:
Taxable	3,688,740	178,647	6.48	4,142,195	209,581	6.76
Tax-free	342,068	19,286	7.54	343,829	19,021	7.40

Total held-to-maturity securities	4,030,808	197,933	6.57	4,486,024	228,602	6.81

Total investment securities	8,361,066	457,969	7.32	8,711,886	473,023	7.26
Other interest-earning assets	501,395	14,178	3.78	1,538,899	60,592	5.26

Total interest-earning assets	34,482,210	1,764,840	6.84	34,952,788	2,071,243	7.92
Cash and other assets	3,880,889			3,703,585
Allowance for loan losses	(371,940)			(381,465)
Market valuation on available-for-sale securities	144,278			84,951

	$38,135,437			$38,359,859

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,526,714	$88,623	1.13	$9,898,365	$217,629	2.94
Savings deposits	1,299,769	5,584	0.57	1,214,898	13,367	1.47
Time deposits	6,488,436	184,024	3.79	7,683,111	328,731	5.72
Foreign time deposits	397,881	4,099	1.38	308,491	8,383	3.63
Certificates of deposit of $100,000 or more	2,061,077	53,863	3.49	2,350,839	102,585	5.83
Federal funds purchased and securities sold under agreements to repurchase	2,008,982	21,385	1.42	2,248,426	64,649	3.84
Other interest-bearing liabilities	6,300,865	236,755	5.02	6,319,092	272,169	5.76

Total interest-bearing liabilities	29,083,724	594,333	2.73	30,023,222	1,007,513	4.49

Net interest spread			4.11%			3.43%

Noninterest-bearing demand deposits	4,858,834			4,547,226
Other liabilities	1,177,795			923,935
Shareholders' equity	3,015,084			2,865,476

	$38,135,437			$38,359,859

Net interest income/margin on a taxable equivalent basis		1,170,507	4.54%		1,063,730	4.07%

Taxable equivalent adjustment:
Loans		23,261			28,691
Available-for-sale securities		3,662			3,722
Held-to-maturity securities		11,907			12,063

Total taxable equivalent adjustment		38,830			44,476

Net interest income		$1,131,677			$1,019,254

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

Table 3—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2002									2001
	Third Quarter			Second Quarter			First Quarter			Fourth Quarter			Third Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$25,877,960	$426,248	6.53%	$25,701,987	$433,331	6.76%	$25,272,649	$433,114	6.95%	$24,947,167	$463,816	7.38%	$24,762,932	$494,161	7.92%
Available-for-sale securities:
Taxable	4,256,356	84,266	7.85	4,199,230	86,554	8.27	4,328,728	85,133	7.98	4,404,328	84,852	7.64	4,341,632	84,445	7.72
Tax-free	64,756	1,252	7.67	68,526	1,365	7.99	74,076	1,466	8.03	79,009	1,580	7.93	81,699	1,590	7.72

Total available-for-sale securities	4,321,112	85,518	7.85	4,267,756	87,919	8.26	4,402,804	86,599	7.98	4,483,337	86,432	7.65	4,423,331	86,035	7.72

Held-to-maturity securities:
Taxable	3,773,509	60,081	6.32	3,684,672	59,602	6.49	3,606,201	58,964	6.63	3,884,256	64,628	6.60	3,987,733	66,416	6.61
Tax-free	342,268	6,416	7.44	341,933	6,434	7.55	341,999	6,436	7.63	341,890	6,401	7.43	341,982	6,365	7.38

Total held-to-maturity securities	4,115,777	66,497	6.41	4,026,605	66,036	6.58	3,948,200	65,400	6.72	4,226,146	71,029	6.67	4,329,715	72,781	6.67

Total investment securities	8,436,889	152,015	7.15	8,294,361	153,955	7.44	8,351,004	151,999	7.38	8,709,483	157,461	7.17	8,753,046	158,816	7.20
Other interest-earning assets	620,380	4,263	2.73	396,264	4,628	4.68	486,064	5,287	4.41	553,016	5,711	4.10	1,265,120	13,766	4.32

Total interest-earning assets	34,935,229	582,526	6.62	34,392,612	591,914	6.90	34,109,717	590,400	7.02	34,209,666	626,988	7.27	34,781,098	666,743	7.61
Cash and other assets	3,914,917			3,819,140			3,908,544			3,841,728			3,678,731
Allowance for loan losses	(377,708)			(372,870)			(365,104)			(359,404)			(382,177)
Market valuation on available-for-sale securities	177,922			123,815			130,575			185,967			127,813

	$38,650,360			$37,962,697			$37,783,732			$37,877,957			$38,205,465

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,572,606	30,668	1.15	$10,503,635	29,034	1.11	$10,503,137	28,921	1.12	$10,298,075	36,367	1.40	$10,080,711	61,961	2.44
Savings deposits	1,309,966	1,878	0.57	1,316,202	1,888	0.58	1,272,730	1,818	0.58	1,227,991	2,347	0.76	1,213,940	3,817	1.25
Time deposits	6,462,647	59,145	3.63	6,397,321	60,593	3.80	6,606,926	64,286	3.95	6,991,178	78,340	4.45	7,511,350	101,607	5.37
Foreign time deposits	482,911	1,668	1.37	371,251	1,329	1.44	337,886	1,102	1.32	360,579	1,430	1.57	313,799	2,152	2.72
Certificates of deposit of $100,000 or more	2,178,556	18,140	3.30	1,988,035	17,086	3.45	2,014,841	18,637	3.75	2,051,701	23,334	4.51	2,214,303	30,036	5.38
Federal funds purchased and securities sold under agreements to repurchase	1,973,865	7,452	1.50	2,067,050	7,704	1.49	1,986,166	6,229	1.27	2,035,112	8,239	1.61	2,162,744	15,664	2.87
Other interest-bearing liabilities	6,406,880	79,613	4.93	6,346,331	79,236	5.01	6,146,522	77,906	5.14	6,164,694	82,086	5.28	6,238,392	87,095	5.54

Total interest-bearing liabilities	29,387,431	198,564	2.68	28,989,825	196,870	2.72	28,868,208	198,899	2.79	29,129,330	232,143	3.16	29,735,239	302,332	4.03

Net interest spread			3.94%			4.18%			4.23%			4.11%			3.58%

Noninterest-bearing demand deposits	4,892,434			4,852,478			4,830,915			4,729,238			4,591,157
Other liabilities	1,304,866			1,118,620			1,107,735			1,059,602			974,955
Shareholders' equity	3,065,629			3,001,774			2,976,874			2,959,787			2,904,114

	$38,650,360			$37,962,697			$37,783,732			$37,877,957			$38,205,465

Net interest income/margin on a taxable equivalent basis		383,962	4.36%		395,044	4.61%		391,501	4.65%		394,845	4.58%		364,411	4.16%

Taxable equivalent adjustment:
Loans		7,428			7,714			8,119			13,951			13,168
Available-for-sale securities		1,152			1,219			1,291			1,277			1,241
Held-to-maturity securities		4,032			3,978			3,897			3,987			3,965

Total taxable equivalent adjustment		12,612			12,911			13,307			19,215			18,374

Net interest income		$371,350			$382,133			$378,194			$375,630			$346,037

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

Table 4—Loans and Credit Quality

	Loans* September 30		Nonperforming Loans** September 30		Net Charge-offs Nine Months Ended September 30
	2002	2001	2002	2001	2002	2001
	(In thousands)
Commercial:
Commercial & industrial	$6,756,011	$6,947,116	$78,543	$96,216	$55,312	$79,374
Commercial loans—secured by real estate	1,664,831	1,662,608	14,684	17,060	(106)	4,293

Total commercial	8,420,842	8,609,724	93,227	113,276	55,206	83,667

Commercial real estate:
Commercial real estate mortgages	2,142,236	2,270,899	19,938	18,518	450	732
Real estate construction	2,206,642	2,345,379	15,641	21,012	1,557	373

Total commercial real estate	4,348,878	4,616,278	35,579	39,530	2,007	1,105

Consumer:
Residential first mortgages	2,163,751	1,560,330	10,494	12,449	1,993	1,496
Equity loans and lines	6,179,910	5,104,451	11,470	4,546	19,937	11,020
Dealer indirect	3,725,620	3,383,871	-0-	1	36,205	30,105
Revolving credit	519,326	500,647	-0-	-0-	18,137	15,250
Other consumer	928,523	1,125,759	672	893	10,344	10,574

Total consumer	13,517,130	11,675,058	22,636	17,889	86,616	68,445

	$26,286,850	$24,901,060	$151,442	$170,695	$143,829	$153,217

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5—Allowance for Loan Losses

	2002			2001
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	(Dollars in thousands)
Balance at beginning of period	$371,418	$367,819	$363,607	$360,717	$380,663
Loans charged off	(53,928)	(59,857)	(62,806)	(60,582)	(81,320)
Recoveries of loans previously charged off	10,988	10,856	10,918	9,872	12,174

Net charge-offs	(42,940)	(49,001)	(51,888)	(50,710)	(69,146)
Addition to allowance charged to expense	51,400	52,600	56,100	53,600	49,200

Balance at end of period	$379,878	$371,418	$367,819	$363,607	$360,717

Allowance for loan losses to loans net of unearned income	1.45%	1.45%	1.45%	1.45%	1.45%
Allowance for loan losses to nonperforming loans*	250.84%	243.26%	232.16%	228.29%	211.32%
Allowance for loan losses to nonperforming assets*	201.29%	195.99%	190.60%	190.29%	176.69%
Net charge-offs to average loans net of unearned income (annualized)	0.66%	0.76%	0.83%	0.81%	1.11%

*	Exclusive of accruing loans 90 days past due.

Table 6—Nonperforming Assets

	2002			2001
	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Nonaccrual loans	$151,442	$152,684	$158,435	$159,274	$170,695
Foreclosed properties	32,567	32,838	29,462	27,443	28,006
Repossessions	4,716	3,982	5,080	4,365	5,449

Total nonperforming assets*	$188,725	$189,504	$192,977	$191,082	$204,150

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.72%	0.74%	0.76%	0.76%	0.82%
Accruing loans 90 days past due	$93,700	$91,376	$117,068	$116,576	$102,373

*	Exclusive of accruing loans 90 days past due.

Table 7—Investment Securities

	September 30, 2002		September 30, 2001
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$2,866,337	$2,955,499	$2,729,479	$2,819,144
Other securities	1,006,420	1,032,728	1,317,614	1,355,846
State, county and municipal securities	342,404	374,627	342,234	360,173

	$4,215,161	$4,362,854	$4,389,327	$4,535,163

Available-for-sale:
U.S. Treasury and federal agency securities	$3,613,444		$3,743,639
Other securities	760,563		912,246
State, county and municipal securities	74,348		93,941

	$4,448,355		$4,749,826

NOTES:

1.
The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 2002, were approximately 2.2 years and 6.08%, respectively. Included in the combined portfolios was $7.3 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 2002, were approximately 2.0 years and 6.04%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 1.9 years.

2.	The available-for-sale portfolio included net unrealized gains of $197.1 million and $194.2 million at September 30, 2002 and 2001, respectively.

Table 8—Other Interest-Bearing Liabilities

	September 30
	2002	2001
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$25,607	$25,000
Commercial paper	6,073	12,524
Other borrowings	44,748	43,649

Total other borrowed funds	$76,428	$81,173

Other long-term debt:
6.45% Subordinated Notes Due 2018	$302,652	$303,150
6.125% Subordinated Notes Due 2009	174,715	174,604
6.75% Subordinated Debentures Due 2025	149,946	149,928
7.75% Subordinated Notes Due 2004	149,847	149,756
7.25% Senior Notes Due 2006	99,744	99,673
6.875% Subordinated Notes Due 2003	49,982	49,950
6.625% Subordinated Notes Due 2005	49,828	49,775
Other long-term debt	3,427	8,016
Statement 133 valuation adjustment	71,777	40,315

Total other long-term debt	$1,051,918	$1,025,167

Table 9—Capital Amounts and Ratios

	September 30
	2002		2001
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$2,718,140	7.94%	$2,585,570	7.71%
AmSouth Bank	3,303,047	9.68	3,266,068	9.75

Total capital:
AmSouth	$3,730,121	10.90%	$3,692,807	11.00%
AmSouth Bank	3,990,479	11.69	3,939,061	11.76

Leverage:
AmSouth	$2,718,140	7.08%	$2,585,570	6.82%
AmSouth Bank	3,303,047	8.61	3,266,068	8.62

Table 10—Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$8,363,371	$2,915,096	$1,353,269	$425,986	$3,669,020
Operating leases	408,409	49,331	79,998	66,815	212,265
Time deposits (2)	9,195,601	5,503,802	2,875,937	815,862	-0-

Total contractual cash obligations	$17,967,381	$8,468,229	$4,309,204	$1,308,663	$3,881,285

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$60,826	$43,178	$17,648	$-0-	$-0-
Standby letters of credit	2,655,408	1,371,495	879,276	320,202	84,435
Commitments to extend credit (3)	14,370,328	10,622,036	2,765,745	924,134	58,413

Total commercial commitments	$17,086,562	$12,036,709	$3,662,669	$1,244,336	$142,848

NOTES:
1.	All maturities are based on contractual maturities. Excludes $71.8 million of FAS 133 valuation adjustments.
2.	Excludes $2.8 million of FAS 133 valuation adjustments.
3.	Excludes $3.3 billion of loan commitments under equity lines and $2.0 billion under revolving lines of credit which do not have scheduled expiration dates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 15 and 16 of Part 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.     Controls and Procedures

An evaluation was performed within the last ninety days under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Several of AmSouth’s subsidiaries are parties to legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth’s lending, collections, loan servicing, deposit taking, investment, trust, and other activities.

Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek punitive damage awards and/or injunctive relief relating to transactions involving relatively small amounts of actual damages. A disproportionately higher number of the more significant lawsuits against AmSouth have been filed in Mississippi relative to the amount of business done by AmSouth in Mississippi. In addition, lawsuits brought in Alabama and Mississippi against AmSouth and other corporate defendants typically demand higher damages than similar lawsuits brought elsewhere, and often request punitive damages. Legislation has been enacted in Alabama that is designed to limit the potential amount of punitive damages that can be recovered in individual cases in the future. However, AmSouth cannot predict the effect of the legislation at this time.

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

Item 6.     Exhibits and Reports on Form 8-K

Item 6(a)—Exhibits

The exhibits listed in the Exhibit Index at page 33 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)—Reports on Form 8-K

One report on Form 8-K was filed by AmSouth during the period July 1, 2002 to September 30, 2002:

The report was filed on August 7, 2002 to furnish copies of required certifications made by the CEO and CFO of AmSouth.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2002	By:	/s/ C. DOWD RITTER
C. Dowd Ritter Chairman, President and Chief Executive Officer

November 6, 2002	By:	/s/ DONALD R. KIMBLE
Donald R. Kimble Executive Vice President, Chief Accounting Officer and Controller

CERTIFICATION

I, C. Dowd Ritter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmSouth Bancorporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ C. DOWD RITTER
C. Dowd Ritter Chief Executive Officer

CERTIFICATION

I, Sloan D. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmSouth Bancorporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ SLOAN D. GIBSON
Sloan D. Gibson Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

15	Letter Re: Unaudited Interim Financial Information

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.