Form 10-K
period 2002-12-31
AMSOUTH BANCORPORATION
filed 2003-03-19
CIK 3133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center 1900 Fifth Avenue North Birmingham, Alabama 35203	(205) 320-7151
(Address of principal executive offices)	(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒    No  ☐

The aggregate market value of the common equity held by nonaffiliates of the registrant as of June 28, 2002 (the last business day of AmSouth Bancorporation’s most recently completed second fiscal quarter) was $7,843,093,044. (Note 1)

As of February 28, 2003, AmSouth Bancorporation had 355,058,103 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Annual Report to Shareholders for the year ended December 31, 2002: Part I, Part II

Proxy Statement for Annual Meeting to be held April 17, 2003: Part III

Note 1:    In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of June 28, 2002 by its directors and principal executive officers and voting stock held by AmSouth’s employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth’s subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at June 28, 2002. AmSouth’s response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

AMSOUTH BANCORPORATION

Form 10-K

PART I

ITEM 1.    BUSINESS

General

AmSouth Bancorporation (AmSouth) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary AmSouth Bank (the Bank) and its other subsidiaries. At December 31, 2002, AmSouth had total consolidated assets of approximately $40.6 billion.

The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2002, the Bank had total consolidated assets of approximately $40.6 billion and total consolidated deposits of approximately $27.6 billion. As of December 31, 2002, the assets of the Bank constituted virtually all of the assets of AmSouth.

AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of large and middle market corporate customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial leasing. Wealth Management is comprised of trust, institutional, retirement and broker/dealer services. This area includes traditional trust, custody and agency services as well as a substantial selection of investment management services.

These services are offered to businesses and individuals through the Bank’s approximately 600 offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of more than 1200 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to Items 7 and 8 of this Form 10-K.

As of December 31, 2002, AmSouth and its subsidiaries had approximately 11,600 full-time equivalent employees.

Competition

AmSouth’s subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers, including automotive retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. At December 31, 2002, AmSouth was the 22nd largest bank holding company headquartered in the United States based on total assets.

Competition between financial institutions is also affected by the Gramm-Leach-Bliley Act, which was signed into law in November 1999. This Act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies that are deemed well capitalized and well managed by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to engage in securities, insurance, and other activities that are financial in nature or incidental or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Subsidiaries of financial holding companies that are insured depository institutions must have a rating of at least “satisfactory” under the Community Reinvestment Act of 1977 for such financial holding companies to engage in these expanded financial activities. In 2000, AmSouth elected to be a financial holding company under the Gramm-Leach-Bliley Act.

Business Combinations

AmSouth continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations take place, and transactions involving cash, debt or equity securities can be expected. Any future business combination or series of business combinations that AmSouth might undertake may be material, in terms of assets acquired or liabilities assumed, to AmSouth’s financial condition. Business combinations in the banking industry have historically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirers.

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

General

As a financial holding company and bank holding company, AmSouth is subject to regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the BHCA). A financial holding company may own insured depository institutions and engage through its non-bank affiliates in a broader range of financial activities than previously permissible for a bank holding company. These new activities include underwriting securities, insurance underwriting, merchant banking and insurance company investments, in addition to any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve is responsible for “umbrella” supervision and examination of financial holding companies. Other federal and state regulators will regulate, supervise and examine the “functionally regulated subsidiaries” such as insurance companies and broker-dealers.

The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama (Superintendent). The Bank is also an insured depository institution, and, therefore, subject to regulation by the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Payment of Dividends

AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow to pay dividends on AmSouth’s capital stock and interest and principal on any debt of AmSouth, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Bank also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See “Capital Adequacy and Related Matters” below.

Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to obtain approval of the Superintendent prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank’s surplus without the prior written approval of the Superintendent.

In addition, as a member of the Federal Reserve System, the Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year could exceed the total of (a) the Bank’s net income (as reportable in its Reports of Condition and Income) for that year, plus (b) the Bank’s retained net income (as defined and interpreted by regulation) for the preceding two years, less any net losses incurred in the current or prior two years and any required transfers to surplus or a fund for the retirement of preferred stock.

Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes restrictions on the payments of dividends by the Bank, as described under “Capital Adequacy and Related Matters-Prompt Corrective Action” below. Moreover, the Federal Reserve Board has issued a policy statement that provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2003 of an amount equal to $19,820,000 plus its net income for 2003.

Capital Adequacy and Related Matters

Capital Guidelines

AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed principally of shareholders’ equity, excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of limited amounts of subordinated debt and loan loss reserves. At December 31, 2002, AmSouth’s consolidated Tier 1 Capital and Total Capital ratios were 7.80 percent and 10.60 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent of adjusted quarterly average assets for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3 percent. AmSouth’s Leverage Ratio at December 31, 2002 was 6.85 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2002. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

On April 1, 2002, the final rule establishing minimum regulatory capital requirements for equity investments of banks and bank holding companies in nonfinancial companies went into effect. The adoption of this rule did not have a material impact on AmSouth.

Prompt Corrective Action

The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, a state member bank is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2002, the Bank had capital ratios sufficient to qualify as “well capitalized”. The FDI Act authorizes, and in some cases automatically imposes, serious restrictions on a bank’s business as it declines in capital-based tier.

The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank, and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing law and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 2002.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2002, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

Holding Company Structure

There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) may only engage in borrowing and other “covered transactions” with nonbank and nonsavings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of the Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. On October 31, 2002, the Federal Reserve Board approved the final form of Regulation W, which will comprehensively implement statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve Board’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act with proposed interpretations of these statutory sections that were affected by the Gramm-Leach-Bliley Act. For example, Regulation W addresses the definition of “financial subsidiaries” for the purposes of affiliate transactions and the valuation of a bank’s investment in a financial subsidiary affiliate. This Regulation will become effective on April 1, 2003. AmSouth believes that the implementation of Regulation W will not have a material impact on AmSouth’s operations.

Under Federal Reserve Board policy, AmSouth is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, AmSouth may not be inclined to provide it. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against the institution including any claims of the bank’s holding company as a creditor. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including a parent holding company such as AmSouth, in its capacity as creditor, in order of priority of payment.

Liability for Affiliate Insured Depository Institutions

Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The Bank is currently the only depository institution subsidiary of AmSouth. It is possible, however, that AmSouth will have other depository institution subsidiaries in the future.

Recent Legislation

The USA Patriot Act

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. AmSouth has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Available Information

AmSouth maintains an Internet website at www.amsouth.com. AmSouth makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, on the same day that AmSouth files these reports with the SEC. From AmSouth’s home page at www.amsouth.com, go to “Resource Centers” and click on “Investor Relations” to access these reports.

ITEM 2.    PROPERTIES

The executive offices of AmSouth are located in the AmSouth Center in downtown Birmingham, Alabama, which is owned by the Bank. The Bank is also a principal tenant of other multi-story office buildings and has other banking and operational offices located in its six-state market area.

At December 31, 2002, AmSouth and its subsidiaries had 718 offices (principally bank buildings) of which 468 were owned and 250 were either leased or subject to a ground lease.

ITEM 3.    LEGAL PROCEEDINGS

Several of AmSouth’s subsidiaries are parties to legal proceedings arising in the ordinary course of business. Some of these proceedings seek relief or damages that are substantial. The actions relate to AmSouth’s lending, collections, loan servicing, deposit taking, investment, trust and other activities.

Among the actions which are pending against AmSouth subsidiaries are actions filed as class actions. The actions are similar to others that have been brought in recent years against financial institutions in that they seek compensatory and punitive damage awards and/or injunctive relief relating to transactions involving relatively small amounts of actual damages.

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

There were no matters brought to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter	55

Chairman of AmSouth (September 1996 to October 1999 and January 2001 to date) and AmSouth Bank (September 1996 to date), President and Chief Executive Officer (January 1996 to date) of AmSouth and AmSouth Bank, and Director of AmSouth and AmSouth Bank.

Sloan D. Gibson	49

Vice Chairman (June 2000 to date), Chief Financial Officer and Finance and Credit Group Head (September 1997 to October 1999 and June 2000 to date) of AmSouth and AmSouth Bank. Formerly, Senior Executive Vice President (October 1994 to April 2000) of AmSouth and AmSouth Bank, Tennessee/Mississippi/Louisiana Banking Group Head (October 1999 to June 2000) of AmSouth Bank, President and Chief Executive Officer (October 1999 to December 1999) of First American National Bank, Finance, Commercial and Credit Group Head (October 1997 to December 1999), and Commercial Banking Group Head (1993 to October 1997) of AmSouth and AmSouth Bank.

Candice W. Bagby	53	Senior Executive Vice President and Consumer Banking Group Head of AmSouth and AmSouth Bank (August 1995 to date).

Grayson Hall	45

Senior Executive Vice President (December 2000 to date) and Operations and Technology Group Head (January 1993 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (June 1994 to December 2000) of AmSouth and AmSouth Bank.

W. Charles Mayer, III.	48

Senior Executive Vice President of AmSouth and AmSouth Bank (October 1994 to date) and Alabama/South Louisiana Banking Group Head (October 1999 to date) of AmSouth Bank. Formerly, Commercial Banking Group Head (November 2000 to May 2002), Alabama/Tennessee/Georgia Banking Group Head (November 1997 to October 1999), and Alabama Banking Group Head (May 1995 to October 1999).

Beth E. Mooney	48

Senior Executive Vice President of AmSouth and AmSouth Bank and Tennessee/North Louisiana Banking Group Head (June 2000 to date) of AmSouth Bank. Formerly, President (June 1999 to June 2000) of Bank One Ohio, NA, and Chief Operating Officer (June 1998 to June 1999) of DPL Incorporated (electric public utility), and Chairman and Chief Executive Officer (September 1995 to June 1998) Bank One Dayton, NA.

E. W. Stephenson, Jr.	56

Senior Executive Vice President of AmSouth and AmSouth Bank (July 1993 to date) and Florida Banking Group Head (July 1997 to date) and Mississippi Banking Group Head (November 2000 to date) of AmSouth Bank.

Geoffrey A. von Kuhn	51

Senior Executive Vice President and Wealth Management Group Head (April 2001 to date) of AmSouth and AmSouth Bank. Formerly, Head of U.S. Private Bank for Citigroup (April 2000 to April 2001), and Senior Managing Director and Vice Chairman of Banc One Capital Markets (February 1998 to April 2000).

David B. Edmonds	49

Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Human Resources Director of AmSouth Bank (October 1994 to date). Formerly, Executive Vice President (October 1994 to December 2002) of AmSouth and AmSouth Bank.

John M. Gaffney	48

Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Commercial Banking Group Head of AmSouth Bank (May 2002 to date). Formerly, Executive Vice President (December 1998 to November 2002), North Central Alabama Area Executive (January 2002 to April 2002), Birmingham City President (December 1998 to December 1999), Manager of Birmingham Commercial Banking (April 1993 to November 1998), and Senior Vice President (April 1993 to November 1998) of AmSouth and AmSouth Bank.

Stephen A. Yoder	49

Senior Executive Vice President (December 2002 to date), General Counsel (August 1995 to date) and Secretary (October 1999 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (August 1995 to December 2002) of AmSouth and AmSouth Bank.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

AmSouth’s common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 24 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 18, 2003, there were approximately 33,630 holders of record of AmSouth’s common stock (including participants in the Dividend Reinvestment and Common Stock Purchase Plan).

Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2002, are set forth in Note 17 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth, and the ability of AmSouth to pay dividends on its common stock, is set forth in Part I under the heading “Supervision and Regulation—Payment of Dividends.”

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	2002	2001	2000	1999	1998
	(Dollars in thousands except per share data)
Earnings Summary As Reported
Net interest income	$1,472,640	$1,366,722	$1,361,198	$1,507,944	$1,444,284
Provision for loan losses	213,550	187,100	227,600	165,626	99,067

Net interest income after provision for loan losses	1,259,090	1,179,622	1,133,598	1,342,318	1,345,217
Noninterest revenues	739,361	748,222	669,494	847,560	799,854
Noninterest expenses	1,126,622	1,157,232	1,348,530	1,648,507	1,406,272

Income before income taxes	871,829	770,612	454,562	541,371	738,799
Income taxes	262,682	234,266	125,435	200,903	264,725

Net income	$609,147	$536,346	$329,127	$340,468	$474,074

Earnings per common share	$1.70	$1.46	$0.86	$0.87	$1.22
Diluted earnings per common share	1.68	1.45	0.86	0.86	1.20
Cash dividends declared	0.89	0.85	0.81	0.71	0.57
Return on average assets	1.58%	1.40%	0.79%	0.81%	1.22
Return on average equity	20.10	18.56	11.57	10.69	15.33
Operating efficiency	49.78	53.12	64.42	69.24	61.97

Selected Year End Balances
Loans net of unearned income	$27,350,918	$25,124,493	$24,616,435	$26,266,759	$24,445,296
Assets	40,571,272	38,600,414	38,935,978	43,415,351	40,639,522
Deposits	27,315,624	26,167,017	26,623,304	27,912,443	28,533,760
Long-term debt	6,889,283	6,102,255	5,883,405	5,603,486	4,392,825
Shareholders’ equity	3,115,997	2,955,099	2,813,407	2,959,205	3,207,424

Selected Average Balances
Loans net of unearned income	$25,921,769	$24,763,798	$25,879,910	$25,471,295	$24,027,839
Assets	38,564,568	38,238,393	41,860,171	41,817,240	38,842,481
Deposits	25,943,534	25,916,181	27,323,133	27,718,029	27,150,710
Long-term debt	6,253,669	6,117,333	6,031,983	5,292,217	3,791,953
Shareholders’ equity	3,030,901	2,889,248	2,844,987	3,185,084	3,091,737

Selected Ratios
Net interest margin	4.37%	4.11%	3.71%	4.02%	4.14
Allowance for loan losses to loans net of unearned income	1.40	1.45	1.55	1.35	1.51
Nonperforming assets to loans net of unearned income, foreclosed properties and repossessions	0.72	0.76	0.80	0.61	0.54
Ending equity to ending assets	7.68	7.66	7.23	6.82	7.89

Note 1.    In 2002, AmSouth adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which requires companies to no longer amortize goodwill but to test goodwill periodically for impairment. Accordingly, 2002 results no longer include goodwill amortization expense. See Note 8 in the Notes to Consolidated Financial Statements for additional discussion.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of AmSouth’s 2002 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on page 59 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management’s Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth’s 2002 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors and director nominees of AmSouth included at pages 7 through 11 of AmSouth’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003 (the Proxy Statement) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth’s executive officers is included in Part I of this report.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included at page 13 of the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included at pages 14 through 23 of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings “Executive Compensation Committee Report on Executive Compensation” and “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Voting Securities and Principal Holders Thereof” at pages 3 through 5 of the Proxy Statement is hereby incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	12,844,445	$20.47	25,225,495
Equity Compensation Plans not approved by security holders (1)(2)	13,625,621	$16.71	967,782	(3)

TOTAL	26,470,066	$18.57	26,193,277

(1)	This does not include outstanding options to purchase 865,238 shares of AmSouth common stock granted to employees of predecessor organizations and assumed through various mergers and acquisitions. At December 31, 2002, these assumed options had a weighted average exercise price of $14.27 per share. The plans under which these options were granted are not available for future issuances of options to purchase shares of AmSouth common stock, and in the event that any such assumed option is not exercised, no further option to purchase shares of AmSouth common stock will be issued in place of such unexercised option.
(2)	This includes 12,777,512 options to purchase shares of AmSouth common stock granted under an incentive compensation plan assumed from First American Corporation in a merger with AmSouth. Shareholders of First American Corporation approved such plan, but pre-merger AmSouth shareholders did not approve this plan. No additional grants may be made under this Plan, which expired in 2001.
(3)	This number of shares includes 393,326 shares of common stock reserved under the AmSouth Employee Stock Purchase Plan and 574,456 shares reserved under the AmSouth Deferred Compensation Plans for future issuance.

Material features of equity compensation plans adopted or assumed without the approval of AmSouth shareholders are described below:

First American Corporation 1993 Non-Employee Director Stock Option Plan; Heritage Federal Bancshares 1994 Stock Option Plan for Non-Employee Directors

AmSouth assumed the First American Corporation 1993 Non-Employee Director Stock Option Plan, and the Heritage Federal Bancshares 1994 Stock Option Plan for Non-Employee Directors (the “FAC Director Plans”), in connection with AmSouth’s merger with First American Corporation in October 1999. Only directors of First American or Heritage Federal (a First American predecessor) who were not employees were eligible to receive awards under the FAC Director Plans. At the time the outstanding options under the FAC Director Plans were granted, the options were exercisable for common shares of First American Corporation or Heritage Federal Bancshares, as the case may be. All outstanding options were granted prior to AmSouth’s merger with First American, and awards are no longer granted under the FAC Director Plans. Under the FAC Director Plans, the exercise price of options may not be less than the fair market value of the stock into which the option is exercisable at the time of grant. Previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, business combinations, or other changes in capitalization as described in the FAC Director Plans.

First American Corporation Broad-Based Employee Stock Option Plan; Pioneer Bancshares, Inc. 1994 Long-Term Incentive Plan; Heritage Federal Bancshares, Inc 1992 Stock Option Plan; FloridaBank Stock Option Plan; FloridaBank Stock Option Plan—1993; Deposit Guaranty Corporation Long Term Incentive Plans

AmSouth assumed the plans described in the caption above (the “Predecessor Employee Plans”) in connection with business combinations. The FloridaBank plans were assumed by AmSouth in the 1993 merger with FloridaBank, and the rest were assumed in AmSouth’s merger with First American Corporation in October 1999. Generally, only employees of the pertinent predecessor corporations were eligible to receive awards under the Predecessor Employee Plans, although under some plans non-employee directors could be granted non-qualified stock options. At the time the outstanding options under the Predecessor Employee Plans were granted, the options were exercisable for common shares of the pertinent predecessor corporation. Following AmSouth’s merger with First American, these options became exercisable for shares of AmSouth’s common stock. The number of shares these options are exercisable for and the exercise prices were adjusted in accordance with the terms of the mergers between AmSouth and the predecessor corporations. All of these outstanding options were granted prior to AmSouth’s merger with First American, and awards are no longer granted under the Predecessor Employee Plans. Under the Predecessor Employee Plans, the exercise price of options generally may not be less than the fair market value of the underlying stock at the time of grant, although some plans permitted non-qualified options to be granted at exercise prices below market value. Options granted under the Predecessor Employee Plans were in some instances made subject to vesting over time. Previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Predecessor Employee Plans. The Predecessor Employee Plans require that, in the event of a merger or other corporate reorganization affecting AmSouth, the holder of an option will be entitled to exercise such option, or, in some instances, to receive cash in the amount of the spread between the exercise price and fair market value.

AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors

AmSouth has adopted the Amended and Restated Stock Option Plan for Outside Directors, which provides for grants of non-qualified stock options. The number of shares to be issued upon exercise of outstanding options and remaining available for future issuance under the plan is subject to adjustment for stock dividends, splits, mergers, liquidations or recapitalizations, as described in the plan. All directors who are not employees of AmSouth are eligible to participate. The exercise price of stock options granted under the plan must equal the fair market value of AmSouth common stock on the date of grant, and shares issued upon exercise may only be issued from treasury shares. The expiration date of stock options under the plan may not be more than ten years after the date of grant. Grants of options are made in the discretion and on such terms as are determined by the Director Affairs Committee. Forfeiture provisions and vesting schedules, as well as other terms of such options, are as may be set forth in the grant agreements respecting such options.

AmSouth Bancorporation Employee Stock Purchase Plan

AmSouth has adopted the AmSouth Bancorporation Employee Stock Purchase Plan, which allows all employees who work more than 20 hours per week to purchase shares of common stock. AmSouth makes matching contributions of $.25 on the dollar up to the first $2,000, so that if an employee spends $2,000 to purchase AmSouth common stock under the plan he or she will actually have $2,500 available to purchase the stock. The maximum amount any employee may invest each calendar year is $10,000, and a minimum of 10 shares may be purchased at a time. The purchase price is the closing price of AmSouth common stock on the New York Stock Exchange on the date of purchase.

AmSouth Bancorporation Deferred Compensation Plan

AmSouth has adopted the AmSouth Bancorporation Deferred Compensation Plan, which was amended and restated as of January 1, 2000. Members of management and highly compensated employees are eligible to participate. Under the Deferred Compensation Plan, a participant may elect to defer a portion (from 25% to 100%) of his or her annual bonus into a “deemed” investment in AmSouth common stock. The deferral election must specify a payment date, which may not be sooner than the third anniversary of the first day of the plan year to which the deferral relates. The cash amount of the bonus being deferred is exchanged for an equivalent number of “deemed” shares of AmSouth common stock based on the fair market value of such stock. That number of shares of AmSouth common stock will be distributed to the participant on the selected payment date. The participant may elect to have such shares distributed in a lump sum or in installments, but must make such election in advance of the deferral. All amounts so deferred are fully vested and are not subject to forfeiture. In the event of stock splits, recapitalizations, reorganizations, or other similar transactions affecting AmSouth’s common stock, the Compensation Committee can make such adjustments as it determines to be equitable.

Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation

AmSouth has adopted the Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation. Directors of AmSouth are eligible to participate. Under this plan, a participant may elect to defer a portion of his or her retainer and meeting fees into a “deemed” investment in AmSouth common stock. Upon each such deferral, the cash amount of the payment being deferred is converted into an equivalent number of “deemed” shares of AmSouth common stock based on the fair market value of such stock. The director must elect whether to receive payment upon retirement or upon reaching a certain age, and whether to be paid in a lump sum or in specified annual installments. All amounts so deferred are fully vested and are not subject to forfeiture. In the event of stock splits, recapitalizations, reorganizations, or other similar transactions affecting AmSouth’s common stock, the Compensation Committee can make such adjustments as it determines to be equitable.

AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (formerly First American Corporation Amended and Restated 1991 Employee Stock Incentive Plan)

AmSouth assumed the plan described in the caption above (the “1991 Plan”) in connection with AmSouth’s merger with First American Corporation in October 1999. The 1991 Plan permitted grants to officers and other key employees. Any outstanding options that were granted under the 1991 Plan before the merger of AmSouth and First American became exercisable into shares of AmSouth’s common stock under the terms of that merger. AmSouth made a grant of stock options under the 1991 Plan in 2000 and 2001, which are reflected in the table above in column (a). No additional grants may be made under the 1991 Plan, which terminated in 2001. Shareholders of First American approved the 1991 Plan, but pre-merger AmSouth shareholders did not approve this plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the caption “Certain Relationships, Related Transactions and Legal Proceedings” at page 13 thereof is hereby incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

An evaluation was performed within the last ninety days under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements and Financial Statement Schedules

Financial Statements

The following management’s statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth’s 2002 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

Management’s Statement on Responsibility for Financial Reporting

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Condition—December 31, 2002 and 2001

Consolidated Statement of Earnings—Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Shareholders’ Equity—Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows—Years ended December 31, 2002, 2001 and 2000

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

(b)    Reports on Form 8-K

One report on Form 8-K was filed by AmSouth during the period October 1, 2002 to December 31, 2002.

The report was filed on November 6, 2002 to furnish copies of required certifications made by the CEO and CFO of AmSouth.

(c)    Exhibits

The exhibits listed in the Exhibit Index at page 20 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmSouth Bancorporation

By:	/S/ C. DOWD RITTER
C. Dowd Ritter Chairman, President and Chief Executive Officer

Date:    March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ C. DOWD RITTER C. Dowd Ritter	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

/S/ SLOAN D. GIBSON Sloan D. Gibson	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 19, 2003

/S/ DONALD R. KIMBLE Donald R. Kimble	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 19, 2003

* J. Harold Chandler	A Director	March 19, 2003

* James E. Dalton, Jr.	A Director	March 19, 2003

* Earnest W. Deavenport, Jr.	A Director	March 19, 2003

* Rodney C. Gilbert	A Director	March 19, 2003

* Elmer B. Harris	A Director	March 19, 2003

* Martha R. Ingram	A Director	March 19, 2003

Signature	Title	Date

* Victoria B. Jackson	A Director	March 19, 2003

* Ronald L. Kuehn, Jr.	A Director	March 19, 2003

* James R. Malone	A Director	March 19, 2003

* Charles D. McCrary	A Director	March 19, 2003

* Claude B. Nielsen	A Director	March 19, 2003

* Cleophus Thomas, Jr.	A Director	March 19, 2003

* Carl	L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ CARL L. GORDAY
Carl L. Gorday Attorney in Fact

CERTIFICATION

I, C. Dowd Ritter, certify that:

1.    I have reviewed this annual report on Form 10-K of AmSouth Bancorporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ C. DOWD RITTER
C. Dowd Ritter Chief Chief Executive Officer

March 19, 2003

CERTIFICATION

I, Sloan D. Gibson, certify that:

1.    I have reviewed this annual report on Form 10-K of AmSouth Bancorporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ SLOAN D. GIBSON
Sloan D. Gibson Chief Financial Officer

March 19, 2003

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

Exhibits		Description

3-a	—	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3-b	—	Bylaws of AmSouth Bancorporation (2)

4-a	—	Agreement and Addendum for Advances and Security Agreement with Blanket Floating Lien (3)

4-b	—	Second Addendum to the Agreement for Advances and Security Agreement with Blanket Floating Lien (4)

4-c	—

Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (5)

*10-a	—	AmSouth Bancorporation Executive Incentive Plan, as amended (6)

*10-b	—	AmSouth Bancorporation Relocation Policy for Executive Officers (7)

*10-c	—	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan

*10-d	—	1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (8)

*10-e	—	Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)

*10-f	—	Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (10)

*10-g	—	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended (11)

*10-h	—	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation (12)

*10-i	—	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan

*10-j	—	Employment Agreement for C. Dowd Ritter (13)

*10-k	—	Form of Change-in-Control Agreement for certain Executive Officers (14)

*10-l	—	AmSouth Bancorporation Deferred Compensation Plan (15)

*10-m	—	Amended and Restated Stock Option Plan for Outside Directors

*10-n	—	Life Insurance Agreement (16)

*10-o	—	Supplemental Long-Term Disability Plan (17)

*10-p	—	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (18)

*10-q	—	First American Corporation Directors’ Deferred Compensation Plan (19)

*10-r	—	AmSouth Bancorporation Employee Stock Purchase Plan

13	—	AmSouth Bancorporation’s 2002 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K

21	—	List of Subsidiaries of AmSouth Bancorporation

23	—	Consent of Ernst & Young LLP, Independent Auditors

24	—	Powers of Attorney

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference

(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference

(3)	Filed as Exhibit 4-a to AmSouth’s Form 10-K Annual Report for the year ended December 31, 2000, incorporated herein by reference

(4)	Filed as Exhibit 4 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001, incorporated herein by reference

(5)	Filed as Exhibit 4.1 to AmSouth’s Report on Form 8-K filed on December 18, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(6)	Filed as Exhibit 10-c to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002, incorporated herein by reference

(7)	Filed as Exhibit 10-b to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(8)	Filed as Exhibit 10 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(9)	Filed as Exhibit 10-k to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1- 7476, former File No. 0-6907)

(10)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(11)	Filed as Appendix A to AmSouth’s Proxy Statement, dated March 11, 2002, for the Annual Meeting of Shareholders on April 18, 2002, incorporated herein by reference

(12)	Filed as Exhibit 10-q to AmSouth’s Form 10-K Annual Report for the year ended December 31 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(13)	Filed as Exhibit 10-m to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference

(14)	Filed as Exhibit 10-n to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999. Agreements in this form have been entered into with the following Executive Officers: David B. Edmonds, John M. Gaffney, Sloan D. Gibson, Grayson Hall, W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney, Geoffrey A. von Kuhn and Stephen A. Yoder

(15)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2000, incorporated herein by reference

(16)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference

(17)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference

(18)	Filed as part of First American’s Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)

(19)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002, incorporated herein by reference