Form 10-Q
period 2003-03-31
AMSOUTH BANCORPORATION
filed 2003-05-05
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003 Commission file number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center
1900 Fifth Avenue North
Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

(205) 320-7151

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of April 30, 2003, AmSouth Bancorporation had 351,098,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: execution of AmSouth’s strategic initiatives; legislation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. To the extent that war, terrorist attacks or other geopolitical conflicts cause a prolonged negative impact on the economy, the effects may include: adverse changes in customers’ borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	March 31 2003	December 31 2002	March 31 2002
	(In thousands)
ASSETS
Cash and due from banks	$1,372,188	$1,221,985	$956,226
Federal funds sold and securities purchased under agreements to resell	441,988	26,018	447,500
Trading securities	1,060	47,964	20,083
Available-for-sale securities	5,110,643	4,744,866	4,625,994
Held-to-maturity securities (market value of $4,781,480, $4,552,727 and $4,132,849, respectively)	4,682,460	4,425,053	4,089,645
Loans held for sale	10,871	19,909	223,999
Loans	28,381,565	28,062,413	26,136,219
Less: Allowance for loan losses	383,936	381,579	367,819
Unearned income	682,617	711,495	723,810

Net loans	27,315,012	26,969,339	25,044,590
Other interest-earning assets	35,027	63,812	33,567
Premises and equipment, net	864,517	838,906	752,178
Cash surrender value—bank owned life insurance	1,029,321	1,016,288	979,020
Accrued interest receivable and other assets	1,236,412	1,197,132	1,050,705

	$42,099,499	$40,571,272	$38,223,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$5,569,319	$5,494,657	$4,850,399
Interest-bearing checking	5,767,727	5,470,243	5,298,401
Money market and savings deposits	7,636,685	7,270,541	6,632,665
Time	6,317,130	6,384,206	6,510,539
Foreign time	656,649	640,663	332,581
Certificates of deposit of $100,000 or more	2,052,939	2,055,314	2,048,207

Total deposits	28,000,449	27,315,624	25,672,792
Federal funds purchased and securities sold under agreements to repurchase	1,826,851	1,769,547	2,107,844
Other borrowed funds	149,842	151,018	75,227
Long-term Federal Home Loan Bank advances	5,732,740	5,838,268	5,086,796
Other long-term debt	1,550,816	1,051,015	1,001,602

Total deposits and interest-bearing liabilities	37,260,698	36,125,472	33,944,261
Accrued expenses and other liabilities	1,713,622	1,329,803	1,291,761

Total liabilities	38,974,320	37,455,275	35,236,022

Shareholders’ equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0-	-0-	-0-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,909,000, 416,909,000 and 416,925,000 shares, respectively	416,909	416,909	416,925
Capital surplus	706,234	706,081	699,831
Retained earnings	3,016,279	2,951,430	2,737,021
Cost of common stock in treasury—65,264,000, 63,485,000 and 54,778,000 shares, respectively	(1,082,170)	(1,045,428)	(868,195)
Deferred compensation on restricted stock	(16,667)	(15,954)	(17,295)
Accumulated other comprehensive income	84,594	102,959	19,198

Total shareholders’ equity	3,125,179	3,115,997	2,987,485

	$42,099,499	$40,571,272	$38,223,507

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Loans	$398,543	$418,458
Available-for-sale securities	77,682	85,308
Held-to-maturity securities	60,865	61,503
Trading securities	55	67
Loans held for sale	160	4,165
Federal funds sold and securities purchased under agreements to resell	166	745
Other interest-earning assets	154	310

Total interest income	537,625	570,556

INTEREST EXPENSE
Interest-bearing checking	8,035	11,970
Money market and savings deposits	13,997	18,769
Time deposits	52,293	64,286
Foreign time deposits	1,684	1,102
Certificates of deposit of $100,000 or more	15,486	18,637
Federal funds purchased and securities sold under agreements to repurchase	5,919	6,229
Other borrowed funds	1,145	979
Long-term Federal Home Loan Bank advances	66,718	67,144
Other long-term debt	9,306	9,783

Total interest expense	174,583	198,899

NET INTEREST INCOME	363,042	371,657
Provision for loan losses	44,700	56,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	318,342	315,557

NONINTEREST REVENUES
Service charges on deposit accounts	75,556	65,130
Trust income	26,027	27,869
Consumer investment services income	16,310	20,911
Interchange income	16,687	13,875
Bank owned life insurance policies	13,834	16,637
Bankcard income	6,201	5,804
Mortgage income	10,016	5,876
Portfolio income	5,930	3,567
Other noninterest revenues	22,324	17,994

Total noninterest revenues	192,885	177,663

NONINTEREST EXPENSES
Salaries and employee benefits	154,065	150,266
Equipment expense	27,968	29,429
Net occupancy expense	31,525	28,533
Postage and office supplies	11,939	12,954
Marketing expense	9,158	9,046
Communications expense	7,563	8,902
Amortization of intangibles	1,198	1,362
Other noninterest expenses	46,190	46,638

Total noninterest expenses	289,606	287,130

INCOME BEFORE INCOME TAXES	221,621	206,090
Income taxes	66,265	60,520

NET INCOME	$155,356	$145,570

Average common shares outstanding	351,981	361,656
Earnings per common share	$.44	$.40
Diluted average common shares outstanding	355,265	365,919
Diluted earnings per common share	$.44	$.40

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2003	$416,909	$706,081	$2,951,430	$(1,045,428)	$(15,954)	$102,959	$3,115,997
Comprehensive income:
Net income	-0-	-0-	155,356	-0-	-0-	-0-	155,356
Other comprehensive income, net of tax:
Changes in unrealized gains on derivative instruments (net of $1,278 tax benefit)	-0-	-0-	-0-	-0-	-0-	(2,373)	(2,373)
Changes in unrealized gains and losses on available-for sale securities, net of reclassification adjustment (net of $12,401 tax benefit)	-0-	-0-	-0-	-0-	-0-	(15,992)	(15,992)

Comprehensive income							136,991
Cash dividends declared	-0-	-0-	(79,239)	-0-	-0-	-0-	(79,239)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(96,618)	-0-	-0-	(96,618)
Employee stock plans	-0-	147	(11,268)	57,423	(713)	-0-	45,589
Dividend reinvestment plan	-0-	6	-0-	2,453	-0-	-0-	2,459

BALANCE AT MARCH 31, 2003	$416,909	$706,234	$3,016,279	$(1,082,170)	$(16,667)	$84,594	$3,125,179

Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale securities arising during the period						$(12,887)
Less: Reclassification adjustment for net securities gains realized in net income						3,105

Net unrealized gains on available-for-sale securities, net of tax						$(15,992)

Unrealized holding gains on derivatives arising during the period						$314
Less: Reclassification adjustment for gains realized in net income (net of $1,619 tax expense)						2,687

Net unrealized gains on derivatives, net of tax						$(2,373)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
OPERATING ACTIVITIES
Net income	$155,356	$145,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,700	56,100
Depreciation and amortization of premises and equipment	22,519	22,310
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	5,681	(12,807)
Net decrease in loans held for sale	9,038	66,332
Net decrease (increase) in trading securities	46,898	(7,068)
Net gains on sales of available-for-sale securities	(4,976)	(2,697)
Net gain on guaranteed mortgage loan securitization	(7,500)	-0-
Net (increase) decrease in accrued interest receivable, bank-owned life insurance and other assets	(32,596)	29,508
Net increase in accrued expenses and other liabilities	114,670	20,405
Provision for deferred income taxes	31,995	40,638
Amortization of intangible assets	1,198	1,351
Other operating activities, net	21,848	10,648

Net cash provided by operating activities	408,831	370,290

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	643,837	428,752
Proceeds from sales of available-for-sale securities	261,679	178,425
Purchases of available-for-sale securities	(1,065,745)	(314,922)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	668,570	676,176
Purchases of held-to-maturity securities	(809,791)	(800,505)
Net increase in federal funds sold and securities purchased under agreements to resell	(415,970)	(47,500)
Net decrease in other interest-earning assets	28,785	6,891
Net increase in loans, excluding guaranteed mortgage loan securitization	(1,064,487)	(358,082)
Proceeds from guaranteed mortgage loan securitization	537,570	-0-
Net purchases of premises and equipment	(48,130)	(45,105)

Net cash used by investing activities	(1,263,682)	(275,870)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	685,753	(487,404)
Net increase in federal funds purchased and securities sold under agreements to repurchase	57,304	27,548
Net decrease in other borrowed funds	(1,176)	(4,227)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	900,000	534
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(505,580)	(7,621)
Cash dividends paid	(81,691)	(80,123)
Proceeds from employee stock plans and dividend reinvestment plan	47,062	15,685
Purchase of common stock	(96,618)	(44,147)

Net cash provided (used) by financing activities	1,005,054	(579,755)

Increase (Decrease) in cash and cash equivalents	150,203	(485,335)
Cash and cash equivalents at beginning of period	1,221,985	1,441,561

Cash and cash equivalents at end of period	$1,372,188	$956,226

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2003 and 2002

General—The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2002 annual report on Form 10-K.

Accounting Changes—In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 were effective for financial statements issued by AmSouth after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on AmSouth’s financial condition or results of operations.

On January 1, 2003, AmSouth adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of Statement 146 did not have a material impact on AmSouth’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, AmSouth began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by AmSouth beginning January 1, 2003. The impact of this new accounting was not material to the financial condition or results of operations of AmSouth. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. See discussion on “Guarantees” later in the Notes to Consolidated Financial Statements for additional disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. AmSouth is currently assessing the impact of Interpretation 46. AmSouth has identified two limited liability companies that meet the definition of variable interest entities. AmSouth entered into 50% ownership interests in each of these asset management companies. Under the ownership agreements, AmSouth was to provide funding for the operational start up of each of these companies. In consideration for this funding, 100% of profits or losses of each of these companies was to be initially allocated to AmSouth until certain profitability targets were met. Once each company met its profitability target, AmSouth would receive a set percentage of the company’s revenues before expenses. AmSouth anticipates that it will only be required to consolidate the financial statements of one of these companies beginning in the third quarter of 2003. Total assets of this company were $600 thousand at March 31, 2003. AmSouth had a recorded investment on its books associated with this company of $300 thousand, which represents AmSouth’s maximum exposure to loss related to its investment in this company. In addition to these companies, AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. At March 31, 2003, AmSouth had recorded investments in other assets on its balance sheet of approximately $61.5 million associated with these investments. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has not yet determined whether these entities should be considered variable interest entities or how many of these entities, if any, will need to be consolidated by AmSouth.

Cash Flows—For the three months ended March 31, 2003 and 2002, AmSouth paid interest of $165.0 million and $202.1 million, respectively. During the three months ended March 31, 2003, AmSouth received income tax refunds of $10.0 million and during the three months ended March 31, 2002, AmSouth paid income taxes of $190.1 thousand. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 2003 and 2002, were $14.0 million and $10.0 million, respectively. Noncash transfers from foreclosed properties to loans during the first quarter of 2003 were $304 thousand. There were no noncash transfers from foreclosed properties to loans during the first quarter of 2002. For the three months ended March 31, 2003, AmSouth also had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $109 million in connection with a guaranteed mortgage loan securitization.

Stock-Based Compensation—AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and stock appreciation rights. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2003 option grants vesting ratably over three years. All of the options granted during the first quarter of 2003 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” AmSouth has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if AmSouth had accounted for its employee stock options under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. AmSouth’s pro forma information follows (in thousands except earnings per share information):

	For the three months ended
	March 31, 2003	March 31, 2002
Net income:
As reported	$155,356	$145,570
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,036)	(6,294)

Pro forma	$149,320	$139,276
Earnings per common share:
As reported	$.44	$.40
Pro forma	$.42	$.39
Diluted earnings per common share:
As reported	$.44	$.40
Pro forma	$.42	$.38

This pro forma information includes expenses related to all stock options granted during the first quarters of 2003 and 2002, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ending March 31, 2003 and 2002, respectively: a risk-free interest rate of 3.82% and 4.91%, a dividend yield of 4.49% and 4.39%, a volatility factor of 31.40% for both periods, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.49 and $4.87, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

AmSouth also granted 81,919 shares of restricted stock with a weighted-average fair value of $20.75 during the quarter ended March 31, 2003 and recognized compensation expense of $787,000. During the period ended March 31, 2002, AmSouth granted 93,528 shares of restricted stock with a weighted-average fair value of $20.96 and recognized compensation expense of $749,000.

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

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the three months ended March 31, 2003 and 2002, AmSouth recognized a net loss of $150 thousand and a net gain of $48 thousand, respectively, related to the ineffective portion of its hedging instruments.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $275 million and $675 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, AmSouth recognized a net loss of $3 thousand and $10 thousand, respectively, related to the ineffective portion of its hedging instruments.

Guarantees—AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At March 31, 2003, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to greater than five years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at March 31, 2003 was $2.8 billion and represents AmSouth’s maximum credit risk. At March 31, 2003, AmSouth had $1.3 million of liabilities and $1.3 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of

March 31, 2003 was $26 million. The total potential margin guarantee for AIS was $196.7 million as of March 31, 2003, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement. Interpretation 45 does not require AmSouth to record a liability associated with this guarantee agreement as this agreement was in place prior to January 1, 2003.

Comprehensive Income—Total comprehensive income was $137.0 million and $139.8 million for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2003	2002
	(In thousands except per share data)

Earnings per common share computation:
Numerator:
Net income	$155,356	$145,570
Denominator:
Average common shares outstanding	351,981	361,656
Earnings per common share	$.44	$.40
Diluted earnings per common share computation:
Numerator:
Net income	$155,356	$145,570
Denominator:
Average common shares outstanding	351,981	361,656
Dilutive shares contingently issuable	3,284	4,263

Average diluted common shares outstanding	355,265	365,919
Diluted earnings per common share	$.44	$.40

Shareholders’ Equity—In September 2001, AmSouth’s Board of Directors approved the repurchase by AmSouth of up to 25.0 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. During the three month period ended March 31, 2003, AmSouth purchased 4.8 million shares under this authorization at a cost of $96.6 million. The total shares repurchased under this authorization through March 31, 2003 was 20.3 million shares at a cost of $409.9 million. Cash dividends of $.23 per common share were declared in the first quarter of 2003. This represents a five percent increase over the dividend declared during the first quarter of 2002.

On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of AmSouth’s outstanding common stock. The authorization represents 7 percent of AmSouth’s outstanding shares. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management. During the third quarter of 2002, AmSouth management changed the way revenue and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances are reviewed for business segment purposes. Prior to the reporting change, the estimated spread on the PCS customers’ loan and deposit balances, as well as noninterest revenues (NIR) and noninterest expenses (NIE) associated with those balances and accounts, was included within the Commercial or Consumer segments based on the loan or deposit type. These revenues and expenses are now also being included within the Wealth Management segment since this segment is principally responsible for maintaining the relationships with these customers. These shared revenues and expenses are reversed within Treasury & Other to eliminate the double counting. The segment information for the three months ended March 31, 2002 has been restated to reflect this reporting change. For the three month periods ended March 31, 2003 and 2002, $12.7 million and $10.7 million of net income associated with PCS customers accounts was included in the Wealth Management segment and eliminated within Treasury & Other. Treasury & Other also includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease restructuring transactions, the amortization of deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other. The following is a summary of the segment performance for the three months ended March 31, 2003 and 2002:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(in thousands)
Three Months Ended March 31, 2003
Net interest income before internal funding	$202,383	$119,040	$36,930	$4,689	$363,042
Internal funding	102,792	(16,639)	(6,203)	(79,950)	-0-

Net interest income/(expense)	305,175	102,401	30,727	(75,261)	363,042
Noninterest revenues	98,911	30,382	43,550	20,042	192,885

Total revenues	404,086	132,783	74,277	(55,219)	555,927
Provision for loan losses	33,945	7,215	248	3,292	44,700
Noninterest expenses	180,367	44,339	48,727	16,173	289,606

Income/(Loss) before income taxes	189,774	81,229	25,302	(74,684)	221,621
Income taxes/(benefits)	71,355	30,542	9,514	(45,146)	66,265

Segment net income/(loss)	$118,419	$50,687	$15,788	$(29,538)	$155,356

Revenues from external customers	$301,294	$149,422	$41,084	$64,127	$555,927

Three Months Ended March 31, 2002
Net interest income before internal funding	$180,186	$131,486	$32,442	$27,543	$371,657
Internal funding	98,506	(36,676)	(6,930)	(54,900)	-0-

Net interest income/(expense)	278,692	94,810	25,512	(27,357)	371,657
Noninterest revenues	83,092	30,980	50,000	13,591	177,663

Total revenues	361,784	125,790	75,512	(13,766)	549,320
Provision for loan losses	38,802	11,335	219	5,744	56,100
Noninterest expenses	180,122	44,418	47,676	14,914	287,130

Income/(Loss) before income taxes	142,860	70,037	27,617	(34,424)	206,090
Income taxes/(benefits)	53,716	26,334	10,384	(29,914)	60,520

Segment net income/(loss)	$89,144	$43,703	$17,233	$(4,510)	$145,570

Revenues from external customers	$263,278	$162,466	$48,706	$74,870	$549,320

Independent Accountants’ Review Report

The Board of Directors

AmSouth Bancorporation

We have reviewed the accompanying consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2003 and 2002, and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Birmingham, Alabama

April 30, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AmSouth Bancorporation (AmSouth) reported net income for the quarter ended March 31, 2003 of $155.4 million, up 6.7 percent from the same period a year ago. Diluted earnings per share for the first quarter of 2003 was $.44, an increase of 10 percent over $.40 per share for the same period of 2002. For the three months ended March 31, 2003 and 2002, AmSouth’s return on average assets (ROA) was 1.54 percent and 1.56 percent, respectively. Return on average equity (ROE) was 20.26 percent for the first three months of 2003 compared to 19.83 percent for the same quarter of 2002.

Major contributors to the growth in net income for the three months ended March 31, 2003 compared to the same period in 2002 were higher noninterest revenues and a decrease in the provision for loan losses. Net income, however, was negatively impacted by a decline in the net interest margin (NIM) coupled with a slight increase in noninterest expenses (NIE).

Statement of Condition

Total assets at March 31, 2003 were $42.1 billion, up 3.8 percent from $40.6 billion at December 31, 2002. This $1.5 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, the available-for-sale (AFS) and held-to-maturity (HTM) securities portfolios and increased Federal funds sold and securities purchased under agreements to resell. Loans net of unearned income at March 31, 2003 increased $348 million compared to year-end. This increase was attributable to $140 million of growth in consumer loans and a $208 million increase in commercial loans. The increase in consumer loans was driven by increases in home equity loans and lines, and residential mortgage loans. The increase in home equity lending reflected AmSouth’s continued efforts to attract these loans due to their attractive spreads and historically low levels of losses. Home equity products continue to be a core relationship product with strong customer demand. The origination of residential mortgage loans continued to be strong reflecting AmSouth’s continued emphasis on residential mortgage lending and higher demand as a result of the continued low interest rate environment. During the first quarter of 2003, AmSouth successfully completed several initial steps related to its mortgage initiative that included training branch personnel and establishing an automated mortgage application system in the branches. AmSouth also hired additional teams of mortgage loan officers and plans to continue to add new people in sales and administrative areas to support this initiative. While residential mortgage loan balances at March 31, 2003 increased $66 million over December 31, 2002 levels, the level of increase was impacted by a $640 million residential mortgage securitization at the end of the first quarter of 2003 of which $531 million of securities were sold and $109 million were retained in AmSouth’s investment portfolio. Production of new residential mortgage closings was more than $900 million during the first quarter and application volume reached a record $1.5 billion. A key driver of this activity was referrals from branches, which totaled about $350 million for the quarter. The growth in commercial lending reflected a continuation in the momentum in commercial loan activity that began in the fourth quarter of 2002. The increase in commercial lending was spread across most of AmSouth’s geographic areas and across most industry types. The growth was concentrated in AmSouth’s middle market customer base, with an emphasis on companies with revenues in the $5 to $50 million range. The increase in AmSouth securities portfolios reflected additional purchases of securities during the first quarter and the securitization and retention of approximately $109 million of residential mortgages. In the investment portfolio, AmSouth was able to take advantage of market volatility during the quarter to purchase securities with relatively attractive rates while leaving flexibility for future funding needs. In addition, the increase in securities purchases also resulted in AmSouth maintaining its investment portfolio as a percentage of total assets at a relatively constant level. At March 31, 2003, AmSouth’s AFS and HTM portfolios represented 23 percent of total assets, unchanged from December 31, 2002. The increase in Federal funds sold and securities purchased under agreements to resell was the result of AmSouth investing temporary excess funding associated with the guaranteed mortgage loan securitization at the end of the first quarter.

On the liability side of the balance sheet, total deposits at March 31, 2003, increased by $685 million compared to December 31, 2002. The increase in total deposits was the result of a $738 million increase in low-cost deposits, which includes noninterest-bearing and interest-bearing checking, money market and savings accounts. Growth in low-cost deposits was primarily associated with AmSouth’s continuing initiative to grow deposits. This initiative included sales and advertising campaigns targeted to deposit products as well as incentive programs related to deposit growth. Low-cost deposit growth was also impacted by the current low interest rate environment which reduced the attractiveness of other nondeposit investment alternatives. AmSouth also issued $500 million of subordinated debt at the end of the first quarter of 2003, which resulted in an increase in other long-term debt. The subordinated debt issued matures 10 years from the date of issuance. The increase in accrued expenses and other liabilities at March 31, 2003 compared to year-end was primarily associated with a $272 million increase in liabilities associated with the purchase of investment securities at the end of March.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the first quarter of 2003 was $374.8 million, down $10.2 million, or 2.7 percent compared to the first quarter of last year. The decrease in NII compared to the same period in 2002 reflected compression in the net interest margin (NIM) somewhat offset by higher average interest-earning assets. The NIM was 4.11 percent for the first quarter of 2003, down 47 basis points from 4.58 percent, for the same quarter in 2002. The decline in the NIM can be largely attributed to balance sheet growth, primarily in variable rate loans, which resulted in a change in the mix of the loan portfolio to more variable rate loans versus wider spread fixed-rate loans. Other factors impacting NIM included the continued high level of security prepayments and run-off of higher yielding fixed-rate loans where the replacement rates are well below the current portfolio yields. Also contributing to the decline in the NIM was a decrease in interest revenues associated with retained interests on loans securitized or sold to third-party conduits, which represented approximately 5 basis points of the margin decline.

Average interest-earning assets for the first quarter of 2003 totaled $37.0 billion, an increase of $2.8 billion from the first quarter of 2002. The increase came principally from loan growth. Quarterly average loans in the first quarter of 2003 grew $2.6 billion or 10.1 percent over the average level of loans in the first quarter of 2002. On the funding side, average low-cost deposits for the first quarter of 2003 increased $1.5 billion or 9.2 percent over the first quarter of 2002.

Asset/Liability Management

AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in minimizing the income impact of varying interest rate environments. AmSouth accomplishes this process through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize NII performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

AmSouth evaluates net interest income under various balance sheet and interest rate scenarios, using its simulation analysis model. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” case is then evaluated against various changes in interest rate scenarios. Asset prepayment levels, yield curves and the overall balance sheet mix and growth assumptions are adjusted to be consistent with each interest rate scenario. One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of March 31, 2003, AmSouth would expect NII to increase $16 million or approximately 1.06 percent and decrease $29 million or approximately 1.9 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This “base” case scenario indicates that AmSouth is slightly asset sensitive. By comparison, as of March 31, 2002, the simulation model indicated that NII would increase $3 million or approximately .19 percent and decrease $200 thousand or approximately .01 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. This level of interest rate risk is well within AmSouth’s policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. Additional scenarios are run to stress some of the assumptions noted above. These stressed scenarios are analyzed to assist in managing AmSouth’s interest rate risk.

The modest increase in interest sensitivity between years was impacted by an increase in the level of variable rate assets of approximately $1.9 billion while fixed-rate interest-earning assets declined by approximately $60 million. In addition, higher-cost consumer time deposits declined by approximately $262 million while low-cost deposits grew $1.5 billion. AmSouth also extended the maturities of purchased funds and allowed $800.5 million notional amount of “receive fixed/pay floating” interest rate swaps to mature since the first quarter of 2002 while adding only $300 million of “receive fixed/pay floating” swaps during the same period to hedge a portion of its $500 million subordinated debt offering at the end of the first quarter of 2003.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At March 31, 2003, AmSouth had interest rate swaps in the notional amount of approximately $1.3 billion, all of which were “receive fixed/pay floating” rate swaps. Of these swaps, $275 million of notional value was used to hedge the cash flow of variable-rate commercial loans and $875 million of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. AmSouth also had $125 million notional value of swaps that no longer qualified for hedge accounting. These swaps had previously been designated as fair value hedges of fixed-rate consumer certificates of deposit and corporate debt. These hedging relationships were determined to no longer be highly effective. Therefore, AmSouth ceased hedge accounting. All of the swaps that lost hedge accounting mature within one year. Interest rate swaps with notional value of $115 million matured during the first quarter of 2003. There are $175 million notional amount of “receive fixed/pay floating” interest rate swaps expected to mature during the remainder of 2003.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At March 31, 2003, AmSouth had $109.7 million of assets and $108.7 million of liabilities associated with $1.6 billion notional amount of interest rate swaps with corporate customers and $1.6 billion notional amount of offsetting interest rate swaps with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ swaps.

As part of its asset and liability management process, AmSouth actively monitors its exposure to prepayment risk. AmSouth, like most financial institutions, is subject to prepayment risk in falling interest rate environments. Prepayment risk is a significant risk to earnings and specifically to NII. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. As loans and other financial assets prepay, AmSouth must reinvest these funds in the current lower yielding assets. Prepayments of assets carrying higher rates reduce AmSouth’s interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Higher prepayments also impact the securities portfolio by increasing the amortization of any premiums associated with those securities, which also reduce interest income and the yield of the securities portfolio. Tools to hedge prepayment risk are limited and generally involve complex derivatives that AmSouth has chosen not to utilize.

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and collateralized mortgage obligation (CMO) securities portfolio. At March 31, 2003, AmSouth had approximately $2.9 billion in mortgage loans. In addition, AmSouth had $4.7 billion of CMOs and approximately $3.8 billion of mortgage-backed securities in its AFS and HTM portfolio with approximately $124 million of net unamortized premiums. While net cash flows from prepayment activity in the first quarter of 2003 remained relatively the same as those experienced in the fourth quarter of 2002, the composition of these prepayments was more heavily weighted to CMOs purchased at a premium. AmSouth estimates the impact of prepayments, including the accelerated premium amortization associated with its investment portfolio, to be a reduction to the NIM for the full year of 8 to 10 basis points as compared to the full year of 2002. This estimate assumes a continuation of the current above normal prepayment speeds experienced over the last two quarters.

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

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and investments as well as the ability to securitize or sell certain loans and investments. Liquidity on the liability side is generated primarily through growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources, including the Federal Home Loan Bank. See Table 9 for a breakout by maturity date of AmSouth’s contractual obligations and other commercial commitments.

As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At March 31, 2003, the outstanding balance of loans sold to conduits was approximely $2.4 billion, including $983 million of commercial loans, $1.2 billion of residential first mortgages and $181 million of dealer indirect automobile loans. This balance was down from $2.5 billion in outstanding loan balances in conduits at December 31, 2002. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At March 31, 2003, AmSouth had $116.0 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At March 31, 2003, AmSouth had liquidity lines of credit supporting these transactions of $2.4 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of March 31, 2003, this analysis showed that

AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

Credit Quality

AmSouth maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by senior management and reviewed by the Audit Committee of the Board of Directors.

Table 4 presents a five-quarter analysis of the allowance for loan losses. At March 31, 2003, the allowance for loan losses was $383.9 million, or 1.39 percent of loans net of unearned income, compared to $367.8 million, or 1.45 percent, at March 31, 2002 and $381.6 million, or 1.40 percent, at December 31, 2002. The coverage ratio of the allowance for loan losses to nonperforming loans was 257 percent at March 31, 2003, an increase from the March 31, 2002 ratio of 232 percent. The increase in the allowance at March 31, 2003 versus March 31, 2002 primarily reflected an increase in loan loss exposure as loan balances have increased over prior year levels, while decreases in the allowance as a percentage of loans reflects an overall improvement in the credit quality of the loan portfolio and the changing portfolio mix toward loans with lower inherent loss.

Net charge-offs for the quarter ended March 31, 2003, were $42.3 million, or 0.62 percent of average loans, on an annualized basis, a decrease of $9.5 million from the $51.9 million, or 0.83 percent of average loans, reported in the same period a year earlier. The decrease in net charge-offs was the result of a decrease in both commercial and consumer net charge-offs. The decrease in commercial charge-offs reflected an overall improvement in the performance of the commercial portfolio. Commercial charge-offs were spread among numerous credits. Syndicated loan losses for the quarter totaled only $148 thousand, down from $1.8 million in the first quarter of 2002. Syndicated loan losses represent less of a factor in AmSouth’s overall loss experience. The decrease in net charge-offs in the consumer portfolio reflected lower net charge-offs within the dealer indirect and revolving credit portfolio partially offset by higher charge-offs in the equity lending and residential mortgage loan portfolios. The decrease in net charge-offs within the dealer indirect automobile loan portfolio reflected the more stringent underwriting standards implemented by AmSouth in 2001 and 2002. The increase in equity lending charge-offs was primarily attributable to the impact of the current economic downturn on consumers and the growth in the portfolio. The provision for loan losses for the quarter was $44.7 million down $11.4 million from $56.1 million recorded in the first quarter of 2002. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio.

Table 5 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 2003, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 7 basis points to 0.69 percent compared to 0.76 percent at March 31, 2002, reflecting a $1.7 million decrease in nonperforming assets. Compared to year-end 2002, nonperforming assets declined $5.7 million primarily as a result of a $9.3 million decline in nonaccrual loans partially offset by a $2.7 million increase in repossessions. The decrease in nonaccrual loans was primarily the result of an $11.4 million decrease from December 31, 2002, in nonaccrual commercial loans slightly offset by a $3.6 million increase in nonaccrual equity loans and lines. The decrease in nonaccrual commercial loans reflects a downward trend in commercial problem loans. The $3.6 million increase in nonaccruing equity loans and lines is reflective of the impact of the current economic downturn on consumers and the increase in the size of the portfolio. This increase is also consistent with the national trend of higher bankruptcy and foreclosure actions. The increase in the dollar value of repossessions is primarily the result of operational and system changes which permitted AmSouth to record partial charge-offs on repossessed automobiles and more accurately record the value of repossessed automobiles.

These operational and system enhancements resulted in an increase in the value assigned to AmSouth’s repossessed automobile inventory. AmSouth did not have any nonperforming assets considered restructured loans at March 31, 2003 and 2002.

Included in nonperforming assets at March 31, 2003 and 2002, was $87.9 million and $102.5 million, respectively, in loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At March 31, 2003 and 2002, there was $24.0 million and $19.9 million, respectively, in the allowance for loan losses specifically allocated to $70.5 million and $84.3 million, respectively, of impaired loans. No specific reserves were required for $17.4 million and $18.2 million of impaired loans at March 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002, was $95.1 million and $101.7 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2003. At March 31, 2003, AmSouth had approximately $53.4 million of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

Noninterest Revenues and Noninterest Expenses

Noninterest revenue (NIR) was $192.9 million during the first quarter of 2003, an 8.6 percent increase from the corresponding period in 2002. The increase in NIR compared to 2002 was primarily due to an increase in service charges on deposit accounts, mortgage income, interchange income, portfolio income and other noninterest revenues. The growth of service charge revenues of $10.4 million or 16.0 percent was primarily the result of increases in overdraft fees and higher revenues from corporate analysis fees. The increase in overdraft fees was primarily the result of an increase in the volume of overdrafts in the quarter versus the same quarter of 2002, and the implementation of payment posting procedures which standardized the posting of paper-based and electronic payments. Prior to and during the first quarter of 2002, paper-based payments were prioritized ahead of electronic payments in posting transactions to accounts, which resulted in fewer overdrafts. The subsequent change in procedures provides consistent treatment for all customer initiated transactions and helps to ensure that larger, more important transactions are given priority in payment, whether electronic or paper-based. In addition, the increase also reflected charges for overdraft fees created by ATM withdrawals, which was not being charged during the first quarter of 2002. The increase in mortgage income of $4.1 million reflected higher gains on the sale of mortgage loans in the first quarter of 2003 and a $1.6 million charge taken in the first quarter of 2002 associated with the decline in the fair market value of mortgage derivative instruments. Interchange income increased $2.8 million primarily due to increases in the volume of checkcards outstanding and increases in transaction volumes. This growth was directly related to higher sales of convenience services through AmSouth’s strategic initiative to aggressively grow consumer banking business. The increase in portfolio income reflected larger gains on the sale of securities. The increase in other NIR was primarily the result of a $2.2 million fixed asset impairment charge recorded in the first quarter of 2002 and an $800 thousand increase in gains on the sale of student loans.

These increases in NIR were offset by decreases in trust income, consumer investment services income and income from bank owned life insurance (BOLI). The decrease in trust income was primarily due to adverse equity market conditions. The soft economy and current market conditions also negatively impacted consumer investment services income. Compared to the first quarter of 2002, consumer investment services income decreased $4.6 million due mainly to a decline in platform annuity sales and mutual fund sales. The decrease in BOLI income was primarily the result of lower benefit payments being received during the first quarter 2003 versus the same period in 2002.

Noninterest expenses (NIE) for the first quarter of 2003 increased $2.5 million or .9 percent compared to the same period in 2002. The increase in NIE was primarily related to increases in salaries and employee benefits and net occupancy expense partially offset by lower equipment and communication expenses. The increase in salaries and employee benefits of $3.8 million compared to the same period in 2002 reflected higher base salaries due to merit increases and an increase of approximately 400 employee positions within the company. The increase from the first quarter of 2002 also reflected approximately $1.6 million of increase in pension costs as a result of assumption changes made at the end of 2002 which impact the pension expense calculation for 2003. Plan assumptions were lowered for the discount rate, the rate of compensation increase and the rate of return on pension plan assets. Net occupancy expense increased by approximately $3.0 million versus the same quarter in 2002. The increase in net occupancy expense was due mainly to an increase in depreciation for approximately 67 new projects, primarily branch related, capitalized since the first quarter of 2002, higher maintenance expense and higher rental expense. The decrease in communication expense was primarily the result of lower expenses associated with the consolidation and renegotiation of services associated with a vendor change. Equipment expense decreased $1.5 million when compared to the first quarter of 2002 due primarily to lower depreciation expense as a result of two large equipment projects becoming fully depreciated.

Capital Adequacy

At March 31, 2003, shareholders’ equity totaled $3.1 billion or 7.4 percent of total assets. Since December 31, 2002, shareholders’ equity increased $9.2 million primarily as a result of net income for the first three months of 2003 of $155.4 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $79.2 million and the purchase of 4.8 million shares of AmSouth common stock for $96.6 million during the first quarter of 2003. In addition, shareholders’ equity decreased $16.0 million as a result of lower valuation of the AFS portfolio and decreased $2.4 million due to changes in other comprehensive income associated with cash flow hedges.

Table 8 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2003 and 2002. At March 31, 2003, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2003.

Earnings Outlook

Looking ahead, high levels of prepayment activity, and the continuing low interest rate environment are expected to create downward pressure on the net interest margin even if the economy gradually improves through the remainder of 2003. The pressure on the margin is expected to be offset by balance sheet growth resulting in NII levels consistent with the first quarter. This assumes that AmSouth’s forecast of a gradually improving economy as the year progresses is correct. Expected earnings drivers include continued moderate growth in loans and deposits, modest NIR growth and continued credit quality improvement. Though today’s business environment is marked with uncertainty, including the direction of future interest rates and the condition of the economy, AmSouth expects diluted earnings per share for 2003 to be in the range of $1.78 to $1.83. See the discussion of “Forward-Looking Statements” on page 2, which details a number of factors that could cause results to differ from management’s current expectations.

Table 1—Financial Summary

	March 31%
	2003	2002	Change
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$27,698,948	$25,412,409	9.0%
Total assets	42,099,499	38,223,507	10.1
Total deposits	28,000,449	25,672,792	9.1
Shareholders’ equity	3,125,179	2,987,485	4.6
Year-to-date average balances:
Loans net of unearned income	$27,829,798	$25,272,649	10.1%
Total assets	40,942,836	37,783,732	8.4
Total deposits	27,186,626	25,566,435	6.3
Shareholders’ equity	3,110,406	2,976,874	4.5

	Three Months Ended March 31%
	2003	2002	Change
	(In thousands except per share data)
Earnings summary
Net income	$155,356	$145,570	6.7%
Earnings per common share	.44	.40	10.0
Diluted earnings per common share	.44	.40	10.0
Return on average assets (annualized)	1.54%	1.56%
Return on average equity (annualized)	20.26	19.83
Operating efficiency	51.02	51.03

Selected ratios
Average equity to assets	7.60%	7.88%
End-of-period equity to assets	7.42	7.82
End-of-period tangible equity to assets	6.76	7.07
Allowance for loan losses to loans net of unearned income	1.39	1.45

Common stock data
Cash dividends declared	$.23	$.22
Book value at end of period	8.89	8.25
Market value at end of period	19.88	21.98
Average common shares outstanding	351,981	361,656
Average common shares outstanding-diluted	355,265	365,919

Table 2—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2003			2002
	First Quarter			Fourth Quarter			Third Quarter			Second Quarter			First Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis—dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$27,829,798	$405,383	5.91%	$26,817,981	$413,571	6.12%	$25,877,960	$419,283	6.43%	$25,701,987	$427,313	6.67%	$25,272,649	$426,577	6.85%
Available-for-sale securities	4,511,821	78,623	7.07	4,286,045	80,291	7.43	4,321,112	85,518	7.85	4,267,756	87,919	8.26	4,402,804	86,599	7.98
Held-to-maturity securities	4,457,596	64,804	5.90	4,237,829	63,390	5.93	4,115,777	66,497	6.41	4,026,605	66,036	6.58	3,948,200	65,400	6.72

Total investment securities	8,969,417	143,427	6.49	8,523,874	143,681	6.69	8,436,889	152,015	7.15	8,294,361	153,955	7.44	8,351,004	151,999	7.38
Other interest-earning assets	154,144	535	1.41	569,309	2,562	1.79	620,380	4,263	2.73	396,264	4,628	4.68	486,064	5,287	4.41

Total interest-earning assets	36,953,359	549,345	6.03	35,911,164	559,814	6.18	34,935,229	575,561	6.54	34,392,612	585,896	6.83	34,109,717	583,863	6.94
Cash and other assets	4,192,435			4,120,380			3,914,917			3,819,140			3,908,544
Allowance for loan losses	(382,501)			(381,464)			(377,708)			(372,870)			(365,104)
Market valuation on available-for-sale securities	179,543			187,887			177,922			123,815			130,575

	$40,942,836			$39,837,967			$38,650,360			$37,962,697			$37,783,732

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$5,590,645	8,035	0.58	$5,259,390	9,300	0.70	$5,205,385	12,271	0.94	$5,280,315	12,015	0.91	$5,234,011	11,970	0.93
Money market and savings deposits	7,405,443	13,997	0.77	7,283,621	17,552	0.96	6,677,187	20,275	1.20	6,539,522	18,907	1.16	6,541,856	18,769	1.16
Time deposits	6,325,633	52,293	3.35	6,461,664	56,989	3.50	6,462,647	59,145	3.63	6,397,321	60,593	3.80	6,606,926	64,286	3.95
Foreign time deposits	686,369	1,684	1.00	675,778	1,795	1.05	482,911	1,668	1.37	371,251	1,329	1.44	337,886	1,102	1.32
Certificates of deposit of $100,000 or more	2,034,158	15,486	3.09	2,134,920	16,864	3.13	2,178,556	18,140	3.30	1,988,035	17,086	3.45	2,014,841	18,637	3.75
Federal funds purchased and securities sold under agreements to repurchase	2,180,991	5,919	1.10	2,023,816	6,308	1.24	1,973,865	7,452	1.50	2,067,050	7,704	1.49	1,986,166	6,229	1.27
Other interest-bearing liabilities	6,981,141	77,169	4.48	6,464,030	78,335	4.81	6,406,880	79,613	4.93	6,346,331	79,236	5.01	6,146,522	77,906	5.14

Total interest-bearing liabilities	31,204,380	174,583	2.27	30,303,219	187,143	2.45	29,387,431	198,564	2.68	28,989,825	196,870	2.72	28,868,208	198,899	2.79

Net interest spread			3.76%			3.73%			3.86%			4.11%			4.15%

Noninterest-bearing demand deposits	5,144,378			5,050,493			4,892,434			4,852,478			4,830,915
Other liabilities	1,483,672			1,406,418			1,304,866			1,118,620			1,107,735
Shareholders’ equity	3,110,406			3,077,837			3,065,629			3,001,774			2,976,874

	$40,942,836			$39,837,967			$38,650,360			$37,962,697			$37,783,732

Net interest income/margin on a taxable equivalent basis		374,762	4.11%		372,671	4.12%		376,997	4.28%		389,026	4.54%		384,964	4.58%

Taxable equivalent adjustment:
Loans		6,840			7,198			7,428			7,714			8,119
Available-for-sale securities		941			1,043			1,152			1,219			1,291
Held-to-maturity securities		3,939			3,947			4,032			3,978			3,897

Total taxable equivalent adjustment		11,720			12,188			12,612			12,911			13,307

Net interest income		$363,042			$360,483			$364,385			$376,115			$371,657

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilites.

Table 3—Loans and Credit Quality

	Loans* March 31		Nonperforming Loans** March 31		Net Charge-offs Three Months Ended March 31
	2003	2002	2003	2002	2003	2002
	(In thousands)
Commercial:
Commercial & industrial	$5,319,642	$5,134,761	$70,954	$71,647	$12,079	$16,314
Commercial loans—secured by real estate	1,770,277	1,740,394	12,232	26,449	106	(134)
Commercial leases	1,780,197	1,641,190	10,241	9,540	432	3,050

Total commercial	8,870,116	8,516,345	93,427	107,636	12,617	19,230

Commercial real estate:
Commercial real estate mortgages	2,303,543	2,107,303	14,979	14,970	182	160
Real estate construction	2,084,300	2,277,023	12,238	16,711	207	19

Total commercial real estate	4,387,843	4,384,326	27,217	31,681	389	179

Consumer:
Residential first mortgages	2,860,556	1,819,727	12,298	10,284	456	320
Equity loans and lines	6,511,687	5,649,781	16,080	7,822	6,902	6,045
Dealer indirect	3,756,628	3,529,131	9	1	12,413	16,216
Revolving credit	520,758	499,683	-0-	-0-	6,059	6,318
Other consumer	791,360	1,013,416	520	1,011	3,507	3,580

Total consumer	14,440,989	12,511,738	28,907	19,118	29,337	32,479

	$27,698,948	$25,412,409	$149,551	$158,435	$42,343	$51,888

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 4—Allowance for Loan Losses

	2003	2002
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands)

Balance at beginning of period	$381,579	$379,878	$371,418	$367,819	$363,607
Loans charged off	(52,988)	(61,334)	(53,928)	(59,857)	(62,806)
Recoveries of loans previously charged off	10,645	9,585	10,988	10,856	10,918

Net charge-offs	(42,343)	(51,749)	(42,940)	(49,001)	(51,888)
Addition to allowance charged to expense	44,700	53,450	51,400	52,600	56,100

Balance at end of period	$383,936	$381,579	$379,878	$371,418	$367,819

Allowance for loan losses to loans net of unearned income	1.39%	1.40%	1.45%	1.45%	1.45%
Allowance for loan losses to nonperforming loans*	256.73%	240.25%	250.84%	243.26%	232.16%
Allowance for loan losses to nonperforming assets*	200.75%	193.69%	201.29%	195.99%	190.60%
Net charge-offs to average loans net of unearned income (annualized)	0.62%	0.77%	0.66%	0.76%	0.83%

*	Exclusive of accruing loans 90 days past due.

Table 5—Nonperforming Assets

	2003	2002
	March 31	December 31	September 30	June 30	March 31
			(Dollars in thousands)
Nonaccrual loans	$149,551	$158,829	$151,442	$152,684	$158,435
Foreclosed properties	34,622	33,828	32,567	32,838	29,462
Repossessions	7,082	4,346	4,716	3,982	5,080

Total nonperforming assets*	$191,255	$197,003	$188,725	$189,504	$192,977

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.69%	0.72%	0.72%	0.74%	0.76%
Accruing loans 90 days past due	$ 80,585	$ 91,045	$ 93,700	$91,376	$117,068

*	Exclusive of accruing loans 90 days past due.
*	Exclusive of accruing loans 90 days past due.

Table 6—Investment Securities

	March 31, 2003		March 31, 2002
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$3,511,133	$3,573,248	$2,585,514	$2,605,310
Other securities	837,065	846,195	1,161,727	1,174,651
State, county and municipal securities	334,262	362,037	342,404	352,888

	$4,682,460	$4,781,480	$4,089,645	$4,132,849

Available-for-sale:
U.S. Treasury and federal agency securities	$4,321,128		$3,760,683
Other securities	722,457		784,545
State, county and municipal securities	67,058		80,766

	$5,110,643		$4,625,994

NOTES:

1.	The weighted-average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted-average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 2003, were approximately 2.5 years and 5.22%, respectively. Included in the combined portfolios was $8.6 billion of mortgage- backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 2003, were approximately 2.3 years and 5.12%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.2 years.

2.	The available-for-sale portfolio included net unrealized gains of $158.0 million and $81.1 million at March 31, 2003 and 2002, respectively.

Table 7—Other Interest-Bearing Liabilities

	March 31
	2003	2002
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$101,086	$25,000
Commercial paper	4,908	7,669
Other borrowings	43,848	42,558

Total other borrowed funds	$149,842	$75,227

Other long-term debt:
4.85% Subordinated Notes Due 2013	$500,000	$-0-
6.45% Subordinated Notes Due 2018	302,404	302,901
6.125% Subordinated Notes Due 2009	174,737	174,676
6.75% Subordinated Debentures Due 2025	149,955	149,937
7.75% Subordinated Notes Due 2004	149,893	149,801
7.25% Senior Notes Due 2006	99,780	99,709
6.875% Subordinated Notes Due 2003	49,997	49,966
6.625% Subordinated Notes Due 2005	49,854	49,801
Other long-term debt	3,326	3,523
Statement 133 valuation adjustment	70,870	21,288

Total other long-term debt	$1,550,816	$1,001,602

Table 8—Capital Amounts and Ratios

	March 31
	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$2,738,527	7.68%	$2,661,908	7.86%
AmSouth Bank	3,300,911	9.27	3,288,943	9.73

Total capital:
AmSouth	$4,153,612	11.64%	$3,763,186	11.11%
AmSouth Bank	4,431,357	12.45	3,965,813	11.74

Leverage:
AmSouth	$2,738,527	6.73%	$2,661,908	7.09%
AmSouth Bank	3,300,911	8.12	3,288,943	8.77

Table 9—Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$9,189,379	$2,357,141	$1,402,844	$590,650	$4,838,744
Operating leases	423,506	50,018	89,274	73,119	211,095
Time deposits (2)	9,025,717	5,407,289	2,710,593	907,835	-0-

Total contractual cash obligations	$18,638,602	$7,814,448	$4,202,711	$1,571,604	$5,049,839

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$53,482	$49,122	$4,360	$-0-	$-0-
Standby letters of credit	2,796,708	1,301,384	990,422	425,132	79,770
Commitments to extend credit (3)	13,925,495	10,613,116	2,700,648	522,910	88,821

Total commercial commitments	$16,775,685	$11,963,622	$3,695,430	$948,042	$168,591

NOTES:
1.	All maturities are based on contractual maturities. Excludes $70.9 million of FAS 133 valuation adjustments.
2.	Excludes $1.0 million of FAS 133 valuation adjustments.
3.	Excludes $3.3 billion of loan commitments under equity lines and $2.0 billion under revolving lines of credit which do not have scheduled expiration dates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 15 and 16 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

An evaluation was performed within the last ninety days under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, AmSouth and its subsidiaries are from time to time named as defendants in or parties to pending and threatened legal actions and proceedings. Among the actions which are pending against AmSouth are actions brought on behalf of various classes of claimants. These actions and claims, including class actions, are similar to others that have been brought in recent years against financial institutions and relate to AmSouth’s lending, collections, loan servicing, depository, investment, trust and other activities. These actions and claims allege violations of consumer protection, securities, banking and other laws, both state and federal. Some of these claims and actions seek substantial compensatory and punitive damage awards and injunctive relief. Additionally, AmSouth, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly conducted examinations, reviews and investigations conducted by such regulatory authorities. AmSouth may occasionally have disagreements with regulatory authorities resulting from these investigations, examinations and reviews.

It may take a number of years to fully and finally resolve the legal proceedings, including actions, claims and disagreements with regulators, currently pending due to their complexity and for other reasons. Further, in view of the inherent difficulty of predicting the outcome of such proceedings, AmSouth cannot state what the eventual outcome of these proceedings will be. Nonetheless, based on current knowledge and the advice of legal counsel, AmSouth’s management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the consolidated financial condition, operations or liquidity of AmSouth.

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a)—Exhibits

The exhibits listed in the Exhibit Index at page 31 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)—Reports on Form 8-K

One report on Form 8-K was filed by AmSouth during the period January 1, 2003 to March 31, 2003:

The report was filed on March 19, 2003 to furnish copies of required certifications made by the CEO and CFO of AmSouth.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2003	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

May 5, 2003	By:	/s/ DONALD R. KIMBLE
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ C. DOWD RITTER
C. Dowd Ritter Chief Executive Officer

CERTIFICATION

I, Sloan D. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmSouth Bancorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ SLOAN D. GIBSON
Sloan D. Gibson Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

4

AmSouth Bank 4.850 percent Subordinated Notes due April 1, 2013. The Registrant agrees to furnish to the Commission upon request a copy of the documents relating to such Notes, which it has elected not to file under the provisions of Item 601 (b)(4)(iii)(A) of Regulation S-K

15	Letter Re: Unaudited Interim Financial Information

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.