Form 10-Q
period 2003-06-30
AMSOUTH BANCORPORATION
filed 2003-08-11
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission file number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center
1900 Fifth Avenue North
Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2003, AmSouth Bancorporation had 350,706,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: execution of AmSouth’s strategic initiatives; legislation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. To the extent that terrorist attacks or other hostilities including geopolitical conflicts cause a prolonged negative impact on the economy, the effects may include: adverse changes in customers’ borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	June 30 2003	December 31 2002	June 30 2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,451,537	$1,221,985	$1,124,366
Federal funds sold and securities purchased under agreements to resell	484,300	26,018	147,000
Trading securities	287	47,964	30,006
Available-for-sale securities	5,814,466	4,744,866	4,590,271
Held-to-maturity securities (market value of $4,919,981, $4,552,727 and $4,299,533, respectively)	4,842,826	4,425,053	4,177,856
Loans held for sale	17,655	19,909	203,370
Loans	28,876,285	28,062,413	26,381,404
Less: Allowance for loan losses	384,011	381,579	371,418
Unearned income	653,743	711,495	728,496

Net loans	27,838,531	26,969,339	25,281,490
Other interest-earning assets	48,602	63,812	53,129
Premises and equipment, net	907,680	838,906	771,702
Cash surrender value—bank owned life insurance	1,041,391	1,016,288	991,123
Accrued interest receivable and other assets	1,336,932	1,197,132	1,128,790

	$43,784,207	$40,571,272	$38,499,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$5,849,456	$5,494,657	$4,981,783
Interest-bearing checking	5,739,344	5,470,243	5,234,927
Money market and savings deposits	7,553,650	7,270,541	6,455,526
Time	6,532,948	6,384,206	6,433,294
Foreign	727,329	640,663	356,789
Certificates of deposit of $100,000 or more	2,696,099	2,055,314	2,066,217

Total deposits	29,098,826	27,315,624	25,528,536
Federal funds purchased and securities sold under agreements to repurchase	1,837,292	1,769,547	2,040,929
Other borrowed funds	149,333	151,018	150,408
Long-term Federal Home Loan Bank advances	5,826,839	5,838,268	5,304,831
Other long-term debt	1,517,224	1,051,015	1,023,682

Total deposits and interest-bearing liabilities	38,429,514	36,125,472	34,048,386
Accrued expenses and other liabilities	2,209,118	1,329,803	1,376,454

Total liabilities	40,638,632	37,455,275	35,424,840

Shareholders’ equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0-	-0-	-0-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,890,000, 416,909,000 and 416,923,000 shares, respectively	416,890	416,909	416,923
Capital surplus	706,042	706,081	699,786
Retained earnings	3,083,424	2,951,430	2,806,383
Cost of common stock in treasury—66,413,000, 63,485,000 and 56,564,000 shares, respectively	(1,106,191)	(1,045,428)	(907,950)
Deferred compensation on restricted stock	(15,838)	(15,954)	(16,716)
Accumulated other comprehensive income	61,248	102,959	75,837

Total shareholders’ equity	3,145,575	3,115,997	3,074,263

	$43,784,207	$40,571,272	$38,499,103

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Loans	$788,402	$838,057	$389,859	$419,599
Available-for-sale securities	152,747	172,008	75,065	86,700
Held-to-maturity securities	117,064	123,561	56,199	62,058
Trading securities	61	159	6	92
Loans held for sale	478	7,827	318	3,662
Federal funds sold and securities purchased under agreements to resell	1,055	1,151	889	406
Other interest-earning assets	264	778	110	468

Total interest income	1,060,071	1,143,541	522,446	572,985

INTEREST EXPENSE
Interest-bearing checking	16,164	23,985	8,129	12,015
Money market and savings deposits	27,816	37,676	13,819	18,907
Time deposits	103,409	124,879	51,116	60,593
Foreign deposits	3,359	2,431	1,675	1,329
Certificates of deposit of $100,000 or more	32,041	35,723	16,555	17,086
Federal funds purchased and securities sold under agreements to repurchase	10,474	13,933	4,555	7,704
Other borrowed funds	2,130	2,069	985	1,090
Long-term Federal Home Loan Bank advances	131,667	135,508	64,949	68,364
Other long-term debt	20,613	19,565	11,307	9,782

Total interest expense	347,673	395,769	173,090	196,870

NET INTEREST INCOME	712,398	747,772	349,356	376,115
Provision for loan losses	87,400	108,700	42,700	52,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	624,998	639,072	306,656	323,515

NONINTEREST REVENUES
Service charges on deposit accounts	157,233	132,681	81,677	67,551
Trust income	51,625	55,242	25,598	27,373
Consumer investment services income	32,359	42,552	16,049	21,641
Interchange income	35,047	30,040	18,360	16,165
Bank owned life insurance policies	26,894	31,683	13,060	15,046
Bankcard income	12,892	11,967	6,691	6,163
Mortgage income	27,146	10,345	17,130	4,469
Portfolio income	21,836	7,703	15,906	4,136
Other noninterest revenues	38,571	36,578	16,247	18,584

Total noninterest revenues	403,603	358,791	210,718	181,128

NONINTEREST EXPENSES
Salaries and employee benefits	310,788	297,072	156,723	146,806
Equipment expense	58,540	59,544	30,572	30,115
Net occupancy expense	65,009	58,007	33,484	29,474
Postage and office supplies	23,290	25,146	11,351	12,192
Marketing expense	18,331	17,765	9,173	8,719
Communications expense	14,607	17,159	7,044	8,257
Amortization of intangibles	2,396	2,712	1,198	1,350
Other noninterest expenses	95,267	96,502	49,077	49,864

Total noninterest expenses	588,228	573,907	298,622	286,777

INCOME BEFORE INCOME TAXES	440,373	423,956	218,752	217,866
Income taxes	130,192	126,017	63,927	65,497

NET INCOME	$310,181	$297,939	$154,825	$152,369

Average common shares outstanding	350,738	360,714	349,509	359,782
Earnings per common share	$0.88	$0.83	$0.44	$0.42
Diluted average common shares outstanding	354,304	365,334	353,354	364,756
Diluted earnings per common share	$0.88	$0.82	$0.44	$0.42

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2003	$416,909	$706,081	$2,951,430	$(1,045,428)	$(15,954)	$102,959	$3,115,997
Comprehensive income:
Net income	-0-	-0-	310,181	-0-	-0-	-0-	310,181
Other comprehensive income, net of tax:
Changes in unrealized gains and losses on derivative instruments (net of $3,745 tax benefit)	-0-	-0-	-0-	-0-	-0-	(6,955)	(6,955)
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $25,436 tax benefit)	-0-	-0-	-0-	-0-	-0-	(34,756)	(34,756)

Comprehensive income							268,470
Cash dividends declared	-0-	-0-	(159,894)	-0-	-0-	-0-	(159,894)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(152,048)	-0-	-0-	(152,048)
Employee stock plans	(19)	(53)	(18,293)	86,407	116	-0-	68,158
Dividend reinvestment plan	-0-	14	-0-	4,878	-0-	-0-	4,892

BALANCE AT JUNE 30, 2003	$416,890	$706,042	$3,083,424	$(1,106,191)	$(15,838)	$61,248	$3,145,575

Disclosure of reclassification amount:
Changes in unrealized holding gains and losses on available-for-sale securities arising during the period						$(22,899)
Less: Reclassification adjustment for net securities gains realized in net income						11,857

Net change in unrealized gains and losses on available-for-sale securities, net of tax						$(34,756)

Changes in unrealized holding gains and losses on derivatives arising during the period						$(1,884)
Less: Reclassification adjustment for gains realized in net income (net of $3,055 tax expense)						5,071

Net change in unrealized gains and losses on derivatives, net of tax						$(6,955)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES	(In thousands)
Net income	$310,181	$297,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	87,400	108,700
Depreciation and amortization of premises and equipment	47,744	45,767
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	16,947	315
Net decrease in loans held for sale	2,254	86,950
Net decrease (increase) in trading securities	47,671	(17,782)
Net gains on sales of available-for-sale securities	(19,001)	(6,069)
Net gain on guaranteed mortgage loan securitization	(21,827)	-0-
Net increase in accrued interest receivable, bank-owned life insurance and other assets	(70,472)	(29,668)
Net increase in accrued expenses and other liabilities	105,890	115,617
Provision for deferred income taxes	70,725	89,588
Amortization of intangible assets	2,396	2,690
Other operating activities, net	46,899	15,892

Net cash provided by operating activities	626,807	709,939

INVESTING ACTIVITIES
Proceeds from maturities and paydowns of available-for-sale securities	1,373,271	714,319
Proceeds from sales of available-for-sale securities	839,237	481,216
Purchases of available-for-sale securities	(2,800,723)	(767,723)
Proceeds from maturities, paydowns and calls of held-to-maturity securities	1,324,330	1,062,191
Purchases of held-to-maturity securities	(1,493,401)	(1,078,391)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(458,282)	253,000
Net decrease (increase) in other interest-earning assets	15,210	(12,671)
Net increase in loans, excluding guaranteed mortgage loan securitization	(2,360,281)	(971,831)
Proceeds from guaranteed mortgage loan securitization	1,234,703	-0-
Net purchases of premises and equipment	(116,518)	(88,086)

Net cash used by investing activities	(2,442,454)	(407,976)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,784,652	(629,244)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	67,745	(39,367)
Net (decrease) increase in other borrowed funds	(1,685)	70,954
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	2,350,000	226,591
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(1,914,083)	(15,690)
Cash dividends paid	(160,698)	(160,147)
Proceeds from employee stock plans and dividend reinvestment plan	71,316	28,272
Purchase of common stock	(152,048)	(100,527)

Net cash provided (used) by financing activities	2,045,199	(619,158)

Increase (Decrease) in cash and cash equivalents	229,552	(317,195)
Cash and cash equivalents at beginning of period	1,221,985	1,441,561

Cash and cash equivalents at end of period	$1,451,537	$1,124,366

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2003 and 2002

Basis of Presentation—The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2002 annual report on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and those subsidiaries that are majority-owned by AmSouth and over which AmSouth exercises control. AmSouth has not consolidated any entity which is not a wholly-owned subsidiary of AmSouth. In consolidation, all significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, benefit plan obligations and expenses, valuation of retained interests on the sale and securitzation of loans and the valuation of derivative instruments used in hedging transactions and the corresponding value of items being hedged.

Recent Accounting Developments—In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, AmSouth began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by AmSouth beginning January 1, 2003. The impact of this new accounting was not material to the financial condition or results of operations of AmSouth. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. See discussion on “Guarantees” later in the Notes to Consolidated Financial Statements for additional disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. AmSouth is currently assessing the impact of Interpretation 46. AmSouth has identified a limited liability asset management company that meets the definition of a variable interest entity which it will begin to consolidate in the third quarter of 2003. Under the ownership agreement, AmSouth provides one hundred percent of the funding for the operational start up of this company. Total assets of this company were $732 thousand at June 30, 2003. AmSouth had a recorded investment on its books associated with this company of $300 thousand, which represents AmSouth’s maximum exposure to loss related to its investment in this company. Consolidation of this entity will not have a material impact on AmSouth’s financial condition and results of operations. In addition to this company, AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. At June 30, 2003, AmSouth had recorded investments in other assets on its balance sheet of approximately $51.7 million associated with limited partnership investments in affordable housing projects entered into prior to January 31, 2003. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has determined that these structures meet the definition of a variable interest entity. AmSouth is currently in the process of determining which, if any, of these entities it will need to consolidate. In addition, subsequent to January 31, 2003, AmSouth invested $6.8 million as a limited partner, in six new affordable housing projects. The impact of these new investments was immaterial to AmSouth. AmSouth is also reviewing the structures of its $1.5 billion leveraged lease portfolio entered into prior to January 31, 2003, to determine if any of the structures used to facilitate these transactions meet the definition of a variable interest entity. The determination of whether these entities are variable interest entities is not expected to impact the current leveraged lease accounting, and, accordingly, is not expected to have a material effect on AmSouth’s financial condition and results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. AmSouth does not believe that the implementation of Statement 149 will have a material affect on AmSouth’s financial condition or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). This statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity. Statement 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have a material impact on AmSouth’s financial condition or results of operations.

Cash Flows—For the six months ended June 30, 2003 and 2002, AmSouth paid interest of $355.9 million and $397.5 million, respectively. During the six months ended June 30, 2003 and 2002, AmSouth paid income taxes of $42.1 million and $27.3 million, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 2003 and 2002, were $33.4 million and $23.7 million, respectively. Noncash transfers from foreclosed properties to loans for the six months ended June 30, 2003 and 2002 were $343 thousand and $52 thousand, respectively. For the six months ended June 30, 2003, AmSouth had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $109 million in connection with a guaranteed mortgage loan securitization. During the same period in 2002, AmSouth had a noncash transfer from loans to available-for-sale and held-to-maturity securities of $301.7 million in connection with a guaranteed mortgage loan securitization.

Stock-Based Compensation—AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and stock appreciation rights. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2003 option grants vesting ratably over three years. All of the options granted during the first half of 2003 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). AmSouth has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. AmSouth does, however, currently recognize compensation expense related to restricted stock issuances as disclosed in the table below. The pro forma information below was determined as if AmSouth had accounted for all employee stock-based awards under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the awards vesting period. AmSouth’s pro forma information follows (in thousands except earnings per share information):

	For the six months ended
	June 30, 2003	June 30, 2002
Net income:
As reported	$310,181	$297,939
Add: Stock-based compensation expense included in reported net income, net of tax	973	1,092
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(13,360)	(13,833)

Pro forma	$297,794	$285,198

Earnings per common share:
As reported	$.88	$.83
Pro forma	$.85	$.79
Diluted earnings per common share:
As reported	$.88	$.82
Pro forma	$.84	$.78

	For the three months ended
	June 30, 2003	June 30, 2002
Net income:
As reported	$154,825	$152,369
Add: Stock-based compensation expense included in reported net income, net of tax	481	625
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(6,830)	(7,073)

Pro forma	$148,476	$145,921

Earnings per common share:
As reported	$.44	$.42
Pro forma	$.43	$.41
Diluted earnings per common share:
As reported	$.44	$.42
Pro forma	$.42	$.40

This pro forma information includes expenses related to all stock options granted during the first six months of 2003 and 2002, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ending June 30, 2003 and 2002, respectively: a risk-free interest rate of 3.81% and 4.93%, a dividend yield of 4.49% and 4.36%, a volatility factor of 31.40% and 31.39%, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the six months ended June 30, 2003 and 2002 was $4.48 and $4.94, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

Derivatives—In accordance with Statement 133, AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

AmSouth, at the hedge’s inception and at least quarterly thereafter, performs a formal assessment to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively, and the derivative instrument continues to be carried at fair value with all changes in fair value being recorded in noninterest revenue, but with no corresponding offset being recorded on the hedged item or in other comprehensive income for cash flow hedges.

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the six months ended June 30, 2003 and 2002, AmSouth recognized a net loss of $831 thousand and $897 thousand, respectively, related to the ineffective portion of its hedging instruments.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $1.2 billion and $675 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 and 2002, AmSouth recognized a net loss of $1 thousand and $110 thousand, respectively, related to the ineffective portion of its hedging instruments.

Guarantees—AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At June 30, 2003, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to thirteen years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at June 30, 2003 was $2.9 billion and represents AmSouth’s maximum credit risk. At June 30, 2003, AmSouth had $2.5 million of liabilities and $2.5 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of June 30, 2003 was $26 million. The total potential margin guarantee for AIS was $218.3 million as of June 30, 2003, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement. Interpretation 45 does not require AmSouth to record a liability associated with this guarantee agreement as this agreement was in place prior to January 1, 2003.

Contingencies—Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. Because some of these actions are complex and for other reasons, it may take a number of years to finally resolve them. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

AmSouth’s federal and state income tax returns are subject to review and examination by government authorities. In the normal course of these examinations, AmSouth is subject to challenges from federal and state authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. AmSouth is currently under examination by a number of the states in which it does business. AmSouth is also under examination by the Internal Revenue Service (IRS) for the years ended December 31, 1998, September 30, 1999, and December 31, 1999. In connection with this examination, the IRS has issued Notices of Proposed Adjustments with respect to AmSouth’s tax treatment of certain leveraged lease transactions that were entered into during the years under examination. Management believes that AmSouth’s treatment of these leveraged lease transactions was in compliance with existing tax laws and regulations and intends to vigorously defend its position. Management does not expect that resolution of the state or IRS audit issues will have a material impact on AmSouth’s financial position or operating results.

Comprehensive Income—Total comprehensive income was $131.5 million and $268.5 million for the three and six months ended June 30, 2003 and $209.0 million and $348.8 million for the three and six months ended June 30, 2002. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period and the effective portion of cash flow hedges marked to market.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$154,825	$152,369	$310,181	$297,939
Denominator:
Average common shares outstanding	349,509	359,782	350,738	360,714
Earnings per common share	$.44	$.42	$.88	$.83
Diluted earnings per common share computation:
Numerator:
Net income	$154,825	$152,369	$310,181	$297,939
Denominator:
Average common shares outstanding	349,509	359,782	350,738	360,714
Dilutive shares contingently issuable	3,845	4,974	3,566	4,620

Average diluted common shares outstanding	353,354	364,756	354,304	365,334
Diluted earnings per common share	$.44	$.42	$.88	$.82

Shareholders’ Equity—In September 2001, AmSouth’s Board of Directors approved the repurchase by AmSouth of up to 25 million shares of its outstanding common stock over a two year period for the purpose of funding employee benefit and dividend reinvestment plans and for general corporate purposes. During the six month period ended June 30, 2003, AmSouth purchased 7.4 million shares under this authorization at a cost of $152.0 million. The total shares repurchased under this authorization through June 30, 2003 was 23.0 million shares at a cost of $465.3 million. Cash dividends of $.23 per common share were declared in the second quarter of 2003. This represents a five percent increase over the dividend declared during the second quarter of 2002.

On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The authorization represents 7 percent of AmSouth’s outstanding shares. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management. During the third quarter of 2002, AmSouth management changed the way revenue and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances are reviewed for business segment purposes. Prior to the reporting change, the estimated spread on the PCS customers’ loan and deposit balances, as well as noninterest revenues (NIR) and noninterest expenses (NIE) associated with those balances and accounts, was included within the Commercial or Consumer segments based on the loan or deposit type. These revenues and expenses are now also being included within the Wealth Management segment since this segment is principally responsible for maintaining the relationships with these customers. These shared revenues and expenses are reversed within Treasury & Other to eliminate the duplication. The segment information for the three and six months ended June 30, 2002 has been restated to reflect this reporting change. For the three and six month periods ended June 30, 2003, $13.4 million and $26.1 million, respectively, and for the three and six month periods ended June 30, 2002, $11.7 million and $27.7 million, respectively, of net income associated with PCS customers accounts was included in the Wealth Management segment and eliminated within Treasury & Other. Treasury & Other also includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other. The following is a summary of the segment performance for the three and six months ended June 30, 2003 and 2002:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended June 30, 2003
Net interest income before internal funding	$198,365	$114,544	$36,494	$(47)	$349,356
Internal funding	110,195	(13,480)	(4,064)	(92,651)	-0-

Net interest income/(expense)	308,560	101,064	32,430	(92,698)	349,356
Noninterest revenues	114,345	29,526	42,731	24,116	210,718

Total revenues	422,905	130,590	75,161	(68,582)	560,074
Provision for loan losses	34,462	6,974	260	1,004	42,700
Noninterest expenses	180,360	46,141	49,317	22,804	298,622

Income/(Loss) before income taxes	208,083	77,475	25,584	(92,390)	218,752
Income taxes/(benefits)	78,239	29,130	9,620	(53,062)	63,927

Segment net income/(loss)	$129,844	$48,345	$15,964	$(39,328)	$154,825

Revenues from external customers	$312,710	$144,070	$40,302	$62,992	$560,074

Ending Assets	$19,042,342	$11,318,780	$3,436,135	$9,986,950	$43,784,207

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended June 30, 2002
Net interest income before internal funding	$196,558	$129,085	$35,162	$15,310	$376,115
Internal funding	96,148	(35,148)	(7,723)	(53,277)	-0-

Net interest income/(expense)	292,706	93,937	27,439	(37,967)	376,115
Noninterest revenues	86,910	30,937	50,200	13,081	181,128

Total revenues	379,616	124,874	77,639	(24,886)	557,243
Provision for loan losses	31,437	15,954	225	4,984	52,600
Noninterest expenses	172,924	43,128	47,445	23,280	286,777

Income/(Loss) before income taxes	175,255	65,792	29,969	(53,150)	217,866
Income taxes/(benefits)	65,896	24,738	11,268	(36,405)	65,497

Segment net income/(loss)	$109,359	$41,054	$18,701	$(16,745)	$152,369

Revenues from external customers	$283,468	$160,022	$48,996	$64,757	$557,243

Ending Assets	$16,989,052	$10,623,937	$2,954,391	$7,931,723	$38,499,103

Six Months Ended June 30, 2003
Net interest income before internal funding	$400,748	$233,584	$73,424	$4,642	$712,398
Internal funding	212,987	(30,119)	(10,267)	(172,601)	-0-

Net interest income/(expense)	613,735	203,465	63,157	(167,959)	712,398
Noninterest revenues	213,256	61,748	86,281	42,318	403,603

Total revenues	826,991	265,213	149,438	(125,641)	1,116,001
Provision for loan losses	68,407	14,189	508	4,296	87,400
Noninterest expenses	360,727	90,480	98,044	38,977	588,228

Income/(Loss) before income taxes	397,857	160,544	50,886	(168,914)	440,373
Income taxes/(benefits)	149,594	60,365	19,134	(98,901)	130,192

Segment net income/(loss)	$248,263	$100,179	$31,752	$(70,013)	$310,181

Revenues from external customers	$614,004	$295,332	$81,386	$125,279	$1,116,001

Ending Assets	$19,042,342	$11,318,780	$3,436,135	$9,986,950	$43,784,207

Six Months Ended June 30, 2002
Net interest income before internal funding	$376,744	$260,571	$67,604	$42,853	$747,772
Internal funding	194,654	(71,824)	(14,653)	(108,177)	-0-

Net interest income/(expense)	571,398	188,747	52,951	(65,324)	747,772
Noninterest revenues	170,002	61,917	100,200	26,672	358,791

Total revenues	741,400	250,664	153,151	(38,652)	1,106,563
Provision for loan losses	70,239	27,289	444	10,728	108,700
Noninterest expenses	353,046	87,546	95,121	38,194	573,907

Income/(Loss) before income taxes	318,115	135,829	57,586	(87,574)	423,956
Income taxes/(benefits)	119,612	51,072	21,652	(66,319)	126,017

Segment net income/(loss)	$198,503	$84,757	$35,934	$(21,255)	$297,939

Revenues from external customers	$546,746	$322,488	$89,407	$147,922	$1,106,563

Ending Assets	$16,989,052	$10,623,937	$2,954,391	$7,931,723	$38,499,103

Independent Accountants’ Review Report

The Board of Directors

AmSouth Bancorporation

We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2003 and 2002, the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company’s management.

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

August 5, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission (SEC) and updates our Annual Report on Form 10-K for the year ended December 31, 2002, which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

AmSouth Bancorporation (AmSouth) is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $44 billion in assets, 600 branch banking offices and more than 1,200 ATMs. AmSouth operates in Tennessee, Alabama, Florida, Mississippi, Louisiana and Georgia. AmSouth is a leader among regional banks in the Southeast in several key businesses, such as Consumer Banking which includes small business banking and mortgage lending, Commercial Banking, including equipment leasing, and Wealth Management, which includes annuity and mutual fund sales, trust and investment management services.

The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses, sales of financial assets, pension accounting, and hedge accounting. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2002 10-K. There were no significant changes in these accounting policies during the first half of 2003.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

AmSouth reported net income for the quarter ended June 30, 2003 of $154.8 million, or $.44 per share on a diluted basis and $310.2 million, or $.88 per share on a diluted basis for the first six months of 2003. In the same periods a year ago, net income totaled $152.4 million, or $.42 per share on a diluted basis, and $297.9 million, or $.82 per diluted share, respectively. For the three months and six months ended June 30, 2003, AmSouth’s return on average assets (ROA) was 1.48 percent and 1.51 percent, respectively, compared to 1.61 percent and 1.59 percent, respectively, for the same periods in 2002. Return on average equity (ROE) was 19.95 percent and 20.10 percent for the second quarter and first half of 2003, respectively, compared to 20.36 percent and 20.10 percent for the same periods last year.

Results for the second quarter and first half of 2003 were impacted by the sluggish economy and low interest rate environment resulting in lower net interest income (NII), trust income and consumer investment services income compared to the same periods in 2002. In spite of this challenging environment, notable improvements during the second quarter and the first six months of 2003 included growth in commercial, home equity and residential mortgage loans and low-cost core deposits and a reduced level of credit costs. AmSouth experienced growth in noninterest expenses (NIE), primarily associated with increases in personnel and occupancy costs associated with growth initiatives and the transition into a new operations center.

Statement of Condition

Total assets at June 30, 2003 were $43.8 billion, up 7.9 percent from $40.6 billion at December 31, 2002. This $3.2 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, the available-for-sale (AFS) and held-to-maturity (HTM) securities portfolios and an increase in Federal funds sold and securities purchased under agreements to resell. Loans net of unearned income at June 30, 2003 increased $871.6 million compared to year-end. This increase was attributable to $435.3 million of growth in consumer loans and a $436.3 million increase in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity and residential mortgage lending. The increase in home equity lending reflected AmSouth’s continued efforts to attract these loans due to their attractive spreads and historically low levels of losses. Home equity products continue to be a core relationship product with strong customer demand. The origination of residential mortgage loans continued to be strong reflecting AmSouth’s continued emphasis on residential mortgage lending and higher demand as a result of the continued low interest rate environment. During the first quarter of 2003, AmSouth successfully completed several initial steps related to its mortgage initiative that included training branch personnel and establishing an automated mortgage application system in the branches. AmSouth also hired additional teams of mortgage loan officers during the first half of 2003 and plans to continue to add new people in sales and administrative areas to support this initiative. Production of new residential mortgage loans was more than $2.2 billion during the first half of 2003 and application volume reached a record $3.5 billion. A key driver of this activity was referrals from branches, which totaled about $576 million for the first six months of 2003. The growth in commercial lending reflected a continuation in the momentum in commercial loan activity that began in the fourth quarter of 2002. The increase in commercial lending was spread across most categories led by growth in commercial real estate lending. The increase in AmSouth’s securities portfolios reflected additional purchases of securities, primarily mortgage-backed and collateralized mortgage obligation (CMO) securities, during the first six months of 2003 and the securitization and retention of approximately $109 million of residential mortgages. The increase in Federal funds sold and securities purchased under agreements to resell was the result of excess liquidity associated with the increase in deposits and a guaranteed mortgage loan securitization of approximately $680 million at the end of the second quarter.

On the liability side of the balance sheet, total deposits at June 30, 2003, increased by $1.8 billion compared to December 31, 2002. The increase in total deposits was seen in all categories of deposits. Low-cost deposits, which includes noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $907 million. Growth in low-cost deposits was primarily associated with AmSouth’s continuing initiative to grow deposits. This initiative included sales and advertising campaigns targeted to deposit products, as well as incentive programs related to deposit growth. Low-cost deposit growth was also impacted by the current low interest rate environment which reduced the attractiveness of other nondeposit investment alternatives. Time deposits, including certificates of deposits of $100,000 or more, increased by $790 million compared to year-end 2002. The increase in time deposits was associated with an initiative instituted in the first quarter of 2003 to grow time deposits by $1.0 billion. In addition, the increase included a $342 million increase in public time deposit funds. During the first quarter of 2003, AmSouth issued $500 million of subordinated debt which resulted in an increase in the level of long-term debt. The subordinated debt issued matures 10 years from the date of issuance. The increase in accrued expenses and other liabilities at June 30, 2003 compared to year-end was primarily associated with a $791 million increase in liabilities associated with the purchase of investment securities which had not yet settled at the end of June.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the three and six months ended June 30, 2003, was $360.7 million and $735.4 million, respectively, down $28.4 million, or 7.3 percent compared to the same quarter last year and down $38.6 million or 5.0 percent on a year-to-date basis. The decrease in NII reflected compression in the net interest margin (NIM), somewhat offset by higher average interest-earning assets. The NIM was 3.84 percent for the second quarter of 2003, down 70 basis points from 4.54 percent, for the same quarter in 2002. The decline in the NIM can be largely attributed to tightening of the interest rate spreads between loans and deposits as the Federal Reserve continued to move to lower interest rates during the first half of 2003. The Federal Reserve’s policy shift towards an aggressive stance on deflation caused a sharp decline in longer-term rates and a flattening in the yield curve. This resulted in significantly lower reinvestment yields for both loans and investment securities. At the same time high levels of security prepayments and run-off of higher yielding fixed-rate loans continued causing slower than anticipated growth in earning assets and higher premium amortization on securities. See additional discussion of prepayment risk within the “Asset/Liability Management” section. These events combined to decrease net interest income and compress the net interest margin.

Growth in interest-earning assets partially offset the decline in NII associated with the lower NIM. Average interest-earning assets for the three and six month periods ended June 30, 2003 were $37.7 billion and $37.3 billion, respectively, an increase of $3.3 billion and $3.1 billion from the same periods in 2002. As discussed above, the increase came principally from growth in the loan and the investment securities portfolios. The growth in the loan portfolio was primarily driven by commercial lending, residential mortgage production and equity lending. The increase in investment securities was primarily associated with purchases of mortgage-backed and CMO securities. The growth in earning assets was primarily funded by an increase in deposits. The increase in deposits was across all categories of deposits. In addition, AmSouth funded part of the increase through higher levels of FHLB long-term advances and the issuance of subordinated debt in the first quarter of 2003.

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

AmSouth evaluates net interest income under various balance sheet and interest rate scenarios, using its simulation analysis model. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and current interest rate environment. This “base” case is then evaluated against various changes in interest rate scenarios. Asset prepayment levels, the shape of yield curves and the overall balance sheet mix and growth assumptions are adjusted to be consistent with each interest rate scenario. One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of June 30, 2003, AmSouth would expect NII to increase $14.1 million or approximately 1.0 percent and decrease $27.6 million or approximately 1.9 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This scenario indicates that AmSouth is asset sensitive. It is important to note that, given the current low level of interest rates, the down 100 basis point scenario implies a federal funds target interest rate of zero percent. By comparison, as of June 30, 2002, the simulation model indicated that NII would increase $6 million or approximately 0.4 percent and decrease $6 million or approximately 0.4 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. The increase in interest sensitivity between years can be attributed to the continued

emphasis on variable rate lending, strong growth in core deposits, and the extension of maturities of purchased funds. AmSouth’s current level of interest rate risk is well within its policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve can also affect NII even if Federal Reserve-set short term rates remain unchanged. NII at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect NII as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would be prepaid while the proceeds from such prepayments could likely not be invested at comparable rates. Accordingly, one of the stress tests regularly run by AmSouth is an immediate shift in the Treasury yield curve with all other short term interest rates unchanged. Based on the results of this modeling as of June 30, 2003, an immediate 50 basis point downward shift in the treasury curve, if sustained for 12 months, would cause NII to decrease by approximately $27 million.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At June 30, 2003, AmSouth had interest rate swaps in the notional amount of approximately $2.4 billion, all of which were “receive fixed/pay floating” rate swaps. Of these swaps, $1.2 billion of notional value was used to hedge the cash flow of variable-rate commercial loans and $1.0 billion of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. AmSouth also had $150 million notional value of swaps that no longer qualified for hedge accounting. These swaps had previously been designated as fair value hedges of fixed-rate consumer certificates of deposit and corporate debt. These hedging relationships were determined to no longer be highly effective as defined by Statement of Financial Accounting Standards No. 133. Therefore, AmSouth ceased hedge accounting. All of the swaps that lost hedge accounting mature within nine months. Interest rate swaps with notional value of $100 million matured during the second quarter of 2003. There are $75 million notional amount of “receive fixed/pay floating” interest rate swaps expected to mature during the remainder of 2003.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At June 30, 2003, AmSouth had $130.0 million of assets and $129.2 million of liabilities associated with $1.97 billion notional amount of interest rate contracts with corporate customers and $1.97 billion notional amount of offsetting interest rate contracts with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ contracts.

As part of its asset and liability management process, AmSouth actively monitors its exposure to prepayment risk. AmSouth, like most financial institutions, is subject to prepayment risk in falling interest rate environments. Prepayment risk is a significant risk to earnings and specifically to NII. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. As loans and other financial assets prepay, AmSouth must reinvest these funds in the current lower yielding rate environment. Prepayments of assets carrying higher rates reduce AmSouth’s interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Higher prepayments also impact the securities portfolio by increasing the amortization of any premiums associated with those securities, which also reduce interest income and the yield of the securities portfolio. Tools to hedge prepayment risk are limited and generally involve complex derivatives that AmSouth has chosen not to utilize.

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and CMO securities portfolio. At June 30, 2003, AmSouth had approximately $3.0 billion in mortgage loans. In addition, AmSouth had $5.1 billion of CMOs and approximately $4.5 billion of mortgage-backed securities in its AFS and HTM portfolio with approximately $172 million of net unamortized premiums. While net cash flows from prepayment activity in the second quarter of 2003 remained relatively the same as those experienced in the first quarter of 2003, the composition of these prepayments was more heavily weighted to CMOs purchased at a premium. AmSouth estimates the impact of prepayments, including the accelerated premium amortization associated with its investment portfolio, to be a reduction to the NIM for the full year of 14 to 18 basis points as compared to the full year of 2002. This estimate assumes a continuation of the current above normal prepayment speeds experienced over the last two quarters.

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

As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At June 30, 2003, the outstanding balance of loans sold to conduits was approximately $1.95 billion, including $771 million of commercial loans, $1.0 billion of residential first mortgages and $142 million of dealer indirect automobile loans. This balance was down from $2.5 billion in outstanding loan balances in conduits at December 31, 2002. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At June 30, 2003, AmSouth had $107.0 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments associated with these conduit transactions. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At June 30, 2003, AmSouth had liquidity lines of credit supporting these transactions of $1.95 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of June 30, 2003, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

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

Table 5 presents a five-quarter analysis of the allowance for loan losses. At June 30, 2003, the allowance for loan losses was $384.0 million, or 1.36 percent of loans net of unearned income, compared to $371.4 million, or 1.45 percent, at June 30, 2002 and $381.6 million, or 1.40 percent, at December 31, 2002. The coverage ratio of the allowance for loan losses to nonperforming loans was 301 percent at June 30, 2003, an increase from the June 30, 2002 ratio of 243 percent. The increase in the allowance at June 30, 2003 versus June 30, 2002 primarily reflected an increase in loan loss exposure as loan balances have increased over prior year levels, while decreases in the allowance as a percentage of loans reflects an overall improvement in the credit quality of the loan portfolio and the changing portfolio mix toward loans with lower inherent loss characteristics.

Net charge-offs for the quarter ended June 30, 2003, were $42.6 million, or 0.60 percent of average loans, on an annualized basis, a decrease of $6.4 million from the $49.0 million, or 0.76 percent of average loans, reported in the same period a year earlier. For the six months ended June 30, 2003, net charge-offs were $85.0 million, or 0.61 percent, compared to $100.9 million, or 0.80 percent, for the same period of 2002. The decrease in net charge-offs was primarily the result of a decrease in commercial net charge-offs. The decrease in commercial charge-offs reflected an overall improvement in the performance of the commercial portfolio. One of the primary drivers of the improvement in net charge-offs is the declining impact of syndicated credits. Syndicated loan losses for the quarter and the first six months of 2003 totaled only $2.6 million and $2.7 million, respectively, down from $9.6 million and $11.3 million for the three month and six month periods ended June 30, 2002. For the second quarter, consumer charge-offs increased $2.6 million compared to the same period in 2002 but declined $532 thousand for the first six months of 2003 compared to the same period in 2002. The increase in quarterly net charge-offs in the consumer portfolio reflected higher net charge-offs within the equity lending and dealer indirect loan portfolios. Net charge-offs in the equity lending portfolio were $9.2 million for the second quarter of 2003 and $16.1 million for the first six months of 2003, an increase of $2.9 million and $3.8 million, respectively, from the corresponding periods in 2002. The increase in equity lending charge-offs was primarily attributable to the impact of the current economic downturn on consumers, growth in the portfolio and charge-offs on a portion of the portfolio originated in 2000 and early 2001 using credit underwriting criteria that were subsequently made more rigorous. In addition, the level of equity lending charge-offs was impacted by a higher level of bankruptcy filings and a shift in the mix of bankruptcy filings to include more Chapter 7 liquidation filings than Chapter 13 reorganization filings. Net charge-offs in the dealer indirect portfolio were $10.1 million and $22.5 million for the three month and six month periods ended June 30, 2003 compared to $9.6 million and $25.8 million for the corresponding periods in 2002. The improvement in the year-to-date net charge-offs reflects enhanced credit controls which included more stringent underwriting standards implemented by AmSouth in 2001 and 2002, while the minor year over year increase in quarterly net charge-offs reflects the impact of a depressed used automobile market which significantly increased loss severity and offset the improvement associated with the lower loss incident rate. The provision for loan losses for the second quarter and first half of 2003 was $42.7 million and $87.4 million, respectively, compared to $52.6 million and $108.7 million for the corresponding year-earlier periods. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio.

Table 6 presents a five-quarter comparison of the components of nonperforming assets. At June 30, 2003, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 12 basis points to 0.62 percent compared to 0.74 percent at June 30, 2002, reflecting a $14.1 million decrease in nonperforming assets. Compared to year-end 2002, nonperforming assets declined $21.6 million primarily as a result of a $31.2 million decline in nonaccrual loans partially offset by a $2.7 million increase in repossessions and a $6.8 million increase in foreclosed properties. The decrease in nonaccrual loans was primarily the result of a $33.9 million decrease from December 31, 2002, in nonaccrual commercial and commercial real estate loans slightly offset by a $1.4 million increase in nonaccrual equity loans and lines and a $1.7 million increase in nonaccrual residential mortgage loans. The decrease in nonaccrual commercial loans reflects a downward trend in commercial problem loans. The increase in nonaccruing equity loans and lines is reflective of the impact of the current economic downturn on consumers and the increase in the size of the portfolio. This increase is also consistent with the national trend of higher bankruptcy and foreclosure actions. The increase in nonaccrual residential mortgage loans is indicative of the increase in the overall size of this portfolio. The increase in the dollar value of repossessions is primarily the result of operational and system changes which permitted AmSouth to record partial charge-offs on repossessed automobiles and more accurately record the value of repossessed automobiles. These operational and system enhancements resulted in an increase in the value assigned to AmSouth’s repossessed automobile inventory. AmSouth did not have any nonperforming assets considered restructured loans at June 30, 2003 and 2002. The increase in foreclosed properties was the result of foreclosures in residential first mortgages and home equity loans, which usually occur late in an economic downturn when unemployment is still rising.

Included in nonperforming assets at June 30, 2003 and 2002, was $69.8 million and $95.0 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At June 30, 2003 and 2002, there was $17.8 million and $23.5 million, respectively, in the allowance for loan losses specifically allocated to $54.1 million and $67.9 million, respectively, of impaired loans. No specific reserves were required for $15.7 million and $27.1 million of impaired loans at June 30, 2003 and 2002, respectively. The average recorded investment in impaired loans for the three months ended June 30, 2003 and 2002, was $88.5 million and $107.0 million, respectively, and $89.3 million and $103.3 million, respectively, for the six months ended June 30, 2003 and 2002. AmSouth recorded no material interest income on its impaired loans during the three and six months ended June 30, 2003. At June 30, 2003, AmSouth had approximately $47.8 million of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

Noninterest Revenues and Noninterest Expenses

Noninterest revenues (NIR) were $210.7 million during the second quarter of 2003 and $403.6 million for the first six months of 2003. The quarterly and six-month totals represent a 16.3 percent and 12.5 percent increase from the corresponding periods in 2002. The increase in NIR compared to 2002 was primarily due to increases in service charges on deposit accounts, interchange income, mortgage income, portfolio income and bankcard income. The growth of service charge revenues for the three months and six months ended June 30, 2003 of $14.1 million and $24.6 million or 20.9 percent and 18.5 percent compared to the corresponding periods in 2002 was primarily the result of increases in overdraft fees. The increase in overdraft fees was primarily the result of an increase in the volume of overdrafts, increase in the NSF fees charged per transaction and the implementation of payment posting procedures which standardized the posting of paper-based and electronic payments. Prior to and during the first six months of 2002, paper-based payments were prioritized ahead of electronic payments in posting transactions to accounts, which resulted in fewer overdrafts. The subsequent change in procedures provides consistent treatment for all customer initiated transactions and helps to ensure that larger, more important transactions are given priority in payment, whether electronic or paper-based. In addition, the increase also reflected charges for overdraft fees created by ATM withdrawals, which were not being charged during the first half of 2002. These new procedures are related to an ongoing initiative to manage, in a consistent manner, our customers’ intra-day account balances. Enhancing this management should also enable AmSouth to better manage its risks, including fraud risks, arising from various transactions that can affect a customer’s intra-day account balances. The increase in mortgage income of $12.7 million and $16.8 million for the three months and six months ended June 30, 2003 reflected the impact of higher residential mortgage originations. The higher level of originations resulted in higher gains on the sale of mortgage loans. As discussed previously, the increase in mortgage originations was impacted by AmSouth’s ongoing mortgage initiative and the low interest rate environment during the first half of 2003. If interest rates begin to rise during the second half of 2003, it is likely to impact the level of mortgage originations as well as the level of mortgage income. Also contributing to the year over year growth in mortgage income was the impact of approximately $3.3 million of charges taken in the first half of 2002 associated with the decline in the fair market value of mortgage derivative instruments, primarily forward contracts utilized to economically hedge the sale of mortgage loans. The losses associated with marking these forward contracts to market would eventually be offset by gains recorded during the third quarter of 2002 when the mortgage loan sales being economically hedged were completed. The increase in interchange income for the second quarter and first six months of 2003 compared to the same periods in 2002 was primarily due to increases in the volume of checkcards outstanding and in transaction volumes. This growth was directly related to higher sales of convenience services through AmSouth’s strategic initiative to aggressively grow consumer banking business. However, AmSouth expects the recent VISA settlement to have a negative impact on the level of interchange income going forward. While the impact of the VISA settlement is contingent upon the volume of interchange transactions, AmSouth’s most recent estimate is that the decline in interchange income will reduce AmSouth’s earnings per share by approximately one cent a share for the remainder of the year. The increase in portfolio income reflected larger gains on the sale of securities during the period as AmSouth chose to realize a portion of available gains in the investment portfolio. The increase in bankcard income for both the three month and six month periods of 2003 reflected a higher level of interchange income.

These increases in NIR were offset by decreases in trust income, consumer investment services income and income from bank owned life insurance (BOLI). The decrease in trust income was primarily due to adverse equity market conditions that existed during the first half of the year. The soft economy and low interest rate environment also negatively impacted consumer investment services income. The decline in consumer investment services income between years was primarily caused by a decline in branch platform sales of fixed annuity products. The decrease in BOLI income was primarily the result of lower benefit payments being received during the three months and six months ended June 30, 2003 versus the same periods in 2002. The level of other NIR in 2003 was impacted by a charge of approximately $4.2 million taken in the second quarter of 2003 related to the write-off of lease residual values associated with two customers. Items impacting other NIR for 2002 included $2.0 million of losses associated with the sale of branch facilities and other assets recorded in the second quarter of 2002 and a $2.2 million fixed asset loss recorded in the first quarter of 2002.

Noninterest expenses (NIE) for the second quarter of 2003 increased $11.8 million or 4.1 percent compared to the same period in 2002 and increased $14.3 million or 2.5 percent for the first six months of 2003 compared to the corresponding period in 2002. The increase in NIE was primarily related to increases in salaries and employee benefits and net occupancy expense, partially offset by lower communication expenses, and for the six month period ended June 30, 2003, lower equipment expense. The increase in salaries and employee benefits reflected higher base salaries due to merit increases and an increase in head count primarily associated with revenue growth initiatives. The increase over 2002 levels also reflected changes in pension assumptions made at the end of 2002 which impact the pension expense calculation for 2003. Plan assumptions were lowered for the discount rate, the rate of compensation increase and the rate of return on pension plan assets. The increase in net occupancy expense was due mainly to an increase in depreciation associated with the new operations center and the cost of new branches as well as higher maintenance expense and higher rental expense. The decrease in communication expense was primarily the result of lower expenses associated with the consolidation and renegotiation of services associated with a vendor change. The decrease in equipment expense of approximately $1.0 million for the first half of 2003 compared to the first half of 2002 was due primarily to lower depreciation expense as a result of two large equipment projects becoming fully depreciated.

Capital Adequacy

At June 30, 2003, shareholders’ equity totaled $3.1 billion or 7.18 percent of total assets while average equity as a percentage of average assets for the three month and six month periods ended June 30, 2003 was 7.43% and 7.51%, respectively. Since December 31, 2002, shareholders’ equity increased $29.6 million primarily as a result of net income for the first six months of 2003 of $310.1 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $159.9 million and the purchase of 7.4 million shares of AmSouth common stock for $152.0 million during the first six months of 2003. In addition, shareholders’ equity decreased $34.8 million as a result of lower valuation of the AFS portfolio and decreased $7.0 million due to changes in other comprehensive income associated with cash flow hedges.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2003 and 2002. At June 30, 2003, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2003.

Earnings Outlook

Looking ahead, actions taken as part of our asset/liability management efforts combined with continued balance sheet growth, should allow us to sustain net interest income close to second quarter levels for the remainder of the year despite a continued decline in our net interest margin. Though today’s business environment is marked with uncertainty, AmSouth expects diluted earnings per share for the full year 2003 to be at the low end of the $1.78 to $1.83 range provided at the beginning of the year. This earnings outlook is based on a number of factors including: gradual economic improvement for the remainder of the year, prepayments on loans and investments at current high levels for the remainder of the year, continued realization of securities gains, continued moderate growth in loans and deposits, modest noninterest revenue growth, and continued credit quality improvement. See the discussion of “Forward-Looking Statements” on page 2, which details a number of additional factors that could cause results to differ from management’s current expectations.

Table 1—Financial Summary

	June 30		% Change
	2003	2002
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$28,222,542	$25,652,908	10.0%
Total assets	43,784,207	38,499,103	13.7
Total deposits	29,098,826	25,528,536	14.0
Shareholders’ equity	3,145,575	3,074,263	2.3
Year-to-date average balances:
Loans net of unearned income	$28,049,022	$25,488,504	10.0%
Total assets	41,433,111	37,873,709	9.4
Total deposits	27,643,726	25,497,298	8.4
Shareholders’ equity	3,111,683	2,989,393	4.1

	Six Months Ended June 30		% Change	Three Months Ended June 30		% Change
	2003	2002		2003	2002
	(In thousands except per share data)
Earnings summary
Net income	$310,181	$297,939	4.1%	$154,825	$152,369	1.6%
Earnings per common share	0.88	0.83	6.0	0.44	0.42	4.8
Diluted earnings per common share	0.88	0.82	7.3	0.44	0.42	4.8
Return on average assets (annualized)	1.51%	1.59%		1.48%	1.61%
Return on average equity (annualized)	20.10	20.10		19.95	20.36
Operating efficiency	51.64	50.66		52.26	50.30

Selected ratios
Average equity to assets	7.51%	7.89%		7.43%	7.91%
End-of-period equity to assets	7.18	7.99		7.18	7.99
End-of-period tangible equity to assets	6.54	7.25		6.54	7.25
Allowance for loan losses to loans net of
unearned income	1.36	1.45		1.36	1.45

Common stock data
Cash dividends declared	$0.46	$0.44		$0.23	$0.22
Book value at end of period	8.98	8.53		8.98	8.53
Market value at end of period	21.84	22.38		21.84	22.38
Average common shares outstanding	350,738	360,714		349,509	359,782
Average common shares outstanding-diluted	354,304	365,334		353,354	364,756

Table 2—Year-to-Date Yields Earned on Average Interest-Earning Assets

and Rates Paid on Average Interest-Bearing Liabilities

	2003			2002
	Six Months Ended June 30			Six Months Ended June 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$28,049,022	$801,859	5.76%	$25,488,504	$853,890	6.76%
Available-for-sale securities	4,579,495	154,594	6.81	4,334,907	174,518	8.12
Held-to-maturity securities	4,448,874	124,788	5.66	3,987,619	131,436	6.65

Total investment securities	9,028,369	279,382	6.24	8,322,526	305,954	7.41
Other interest-earning assets	255,827	1,858	1.46	440,916	9,915	4.53

Total interest-earning assets	37,333,218	1,083,099	5.85	34,251,946	1,169,759	6.89
Cash and other assets	4,319,011			3,863,594
Allowance for loan losses	(386,889)			(369,008)
Market valuation on available-for-sale securities	167,771			127,177

	$41,433,111			$37,873,709

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$5,672,682	16,164	0.57	$5,257,291	23,985	0.92
Money market and savings deposits	7,477,182	27,816	0.75	6,540,682	37,676	1.16
Time deposits	6,373,981	103,409	3.27	6,501,544	124,879	3.87
Foreign deposits	688,132	3,359	0.98	354,661	2,431	1.38
Certificates of deposit of $100,000 or more	2,194,374	32,041	2.94	2,001,364	35,723	3.60
Federal funds purchased and securities sold under agreements to repurchase	2,008,015	10,474	1.05	2,026,831	13,933	1.39
Other interest-bearing liabilities	7,158,085	154,410	4.35	6,246,979	157,142	5.07

Total interest-bearing liabilities	31,572,451	347,673	2.22	28,929,352	395,769	2.76

Net interest spread			3.63%			4.13%

Noninterest-bearing demand deposits	5,237,375			4,841,756
Other liabilities	1,511,602			1,113,208
Shareholders’ equity	3,111,683			2,989,393

	$41,433,111			$37,873,709

Net interest income/margin on a taxable equivalent basis		735,426	3.97%		773,990	4.56%

Taxable equivalent adjustment:
Loans		13,457			15,833
Available-for-sale securities		1,847			2,510
Held-to-maturity securities		7,724			7,875

Total taxable equivalent adjustment		23,028			26,218

Net interest income		$712,398			$747,772

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.

Table 3—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2003						2002
	Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$28,265,837	$396,476	5.63%	$27,829,798	$405,383	5.91%	$26,817,981	$413,571	6.12%	$25,877,960	$419,283	6.43%	$25,701,987	$427,313	6.67%
Available-for-sale securities	4,646,425	75,971	6.56	4,511,821	78,623	7.07	4,286,045	80,291	7.43	4,321,112	85,518	7.85	4,267,756	87,919	8.26
Held-to-maturity securities	4,440,248	59,984	5.42	4,457,596	64,804	5.90	4,237,829	63,390	5.93	4,115,777	66,497	6.41	4,026,605	66,036	6.58

Total investment securities	9,086,673	135,955	6.00	8,969,417	143,427	6.49	8,523,874	143,681	6.69	8,436,889	152,015	7.15	8,294,361	153,955	7.44
Other interest-earning assets	356,393	1,323	1.49	154,144	535	1.41	569,309	2,562	1.79	620,380	4,263	2.73	396,264	4,628	4.68

Total interest-earning assets	37,708,903	533,754	5.68	36,953,359	549,345	6.03	35,911,164	559,814	6.18	34,935,229	575,561	6.54	34,392,612	585,896	6.83
Cash and other assets	4,444,195			4,192,435			4,120,380			3,914,917			3,819,140
Allowance for loan losses	(391,229)			(382,501)			(381,464)			(377,708)			(372,870)
Market valuation on available-for-sale securities	156,129			179,543			187,887			177,922			123,815

	$41,917,998			$40,942,836			$39,837,967			$38,650,360			$37,962,697

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$5,753,817	8,129	0.57	$5,590,645	8,035	0.58	$5,259,390	9,300	0.70	$5,205,385	12,271	0.94	$5,280,315	12,015	0.91
Money market and savings deposits	7,548,133	13,819	0.73	7,405,443	13,997	0.77	7,283,621	17,552	0.96	6,677,187	20,275	1.20	6,539,522	18,907	1.16
Time deposits	6,421,798	51,116	3.19	6,325,633	52,293	3.35	6,461,664	56,989	3.50	6,462,647	59,145	3.63	6,397,321	60,593	3.80
Foreign deposits	689,875	1,675	0.97	686,369	1,684	1.00	675,778	1,795	1.05	482,911	1,668	1.37	371,251	1,329	1.44
Certificates of deposit of $100,000 or more	2,352,829	16,555	2.82	2,034,158	15,486	3.09	2,134,920	16,864	3.13	2,178,556	18,140	3.30	1,988,035	17,086	3.45
Federal funds purchased and securities sold under agreements to repurchase	1,836,940	4,555	0.99	2,180,991	5,919	1.10	2,023,816	6,308	1.24	1,973,865	7,452	1.50	2,067,050	7,704	1.49
Other interest-bearing liabilities	7,333,085	77,241	4.22	6,981,141	77,169	4.48	6,464,030	78,335	4.81	6,406,880	79,613	4.93	6,346,331	79,236	5.01

Total interest-bearing liabilities	31,936,477	173,090	2.17	31,204,380	174,583	2.27	30,303,219	187,143	2.45	29,387,431	198,564	2.68	28,989,825	196,870	2.72

Net interest spread			3.51%			3.76%			3.73%			3.86%			4.11%

Noninterest-bearing demand deposits	5,329,351			5,144,378			5,050,493			4,892,434			4,852,478
Other liabilities	1,539,225			1,483,672			1,406,418			1,304,866			1,118,620
Shareholders’ equity	3,112,945			3,110,406			3,077,837			3,065,629			3,001,774

	$41,917,998			$40,942,836			$39,837,967			$38,650,360			$37,962,697

Net interest income/margin on a taxable equivalent basis		360,664	3.84%		374,762	4.11%		372,671	4.12%		376,997	4.28%		389,026	4.54%

Taxable equivalent adjustment:
Loans		6,617			6,840			7,198			7,428			7,714
Available-for-sale securities		906			941			1,043			1,152			1,219
Held-to-maturity securities		3,785			3,939			3,947			4,032			3,978

Total taxable equivalent adjustment		11,308			11,720			12,188			12,612			12,911

Net interest income		$349,356			$363,042			$360,483			$364,385			$376,115

NOTE: The	taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-earning liabilities are included in other liabilities.

Table 4—Loans and Credit Quality

	Loans* June 30		Nonperforming Loans** June 30		Net Charge-offs Six Months Ended June 30
	2003	2002	2003	2002	2003	2002
	(In thousands)
Commercial:
Commercial & industrial	$5,313,418	$5,046,687	$57,092	$62,399	$24,632	$32,925
Commercial loans—secured by real estate	1,829,220	1,729,042	13,463	16,379	410	166
Commercial leases	1,787,725	1,672,353	5,967	14,407	990	9,007

Total commercial	8,930,363	8,448,082	76,522	93,185	26,032	42,098

Commercial real estate:
Commercial real estate mortgages	2,429,824	2,102,655	13,189	19,295	368	299
Real estate construction	2,126,456	2,264,041	9,934	16,710	650	42

Total commercial real estate	4,556,280	4,366,696	23,123	36,005	1,018	341

Consumer:
Residential first mortgages	3,024,847	1,652,231	13,704	11,655	1,292	1,052
Equity loans and lines	6,689,561	5,948,664	13,931	11,145	16,106	12,326
Dealer indirect	3,720,988	3,770,161	9	1	22,493	25,838
Revolving credit	525,109	510,427	-0-	-0-	11,776	12,503
Other consumer	775,394	956,647	356	693	6,251	6,731

Total consumer	14,735,899	12,838,130	28,000	23,494	57,918	58,450

	$28,222,542	$25,652,908	$127,645	$152,684	$84,968	$100,889

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5—Allowance for Loan Losses

	2003		2002
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	(Dollars in thousands)
Balance at beginning of period	$383,936	$381,579	$379,878	$371,418	$367,819
Loans charged off	(55,565)	(52,988)	(61,334)	(53,928)	(59,857)
Recoveries of loans previously charged off	12,940	10,645	9,585	10,988	10,856

Net charge-offs	(42,625)	(42,343)	(51,749)	(42,940)	(49,001)
Addition to allowance charged to expense	42,700	44,700	53,450	51,400	52,600

Balance at end of period	$384,011	$383,936	$381,579	$379,878	$371,418

Allowance for loan losses to loans net of unearned income	1.36%	1.39%	1.40%	1.45%	1.45%
Allowance for loan losses to nonperforming loans*	300.84%	256.73%	240.25%	250.84%	243.26%
Allowance for loan losses to nonperforming assets*	218.99%	200.75%	193.69%	201.29%	195.99%
Net charge-offs to average loans net of unearned income (annualized)	0.60%	0.62%	0.77%	0.66%	0.76%

*	Exclusive of accruing loans 90 days past due.

Table 6—Nonperforming Assets

	2003		2002
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Nonaccrual loans*	$127,645	$149,551	$158,829	$151,442	$152,684
Foreclosed properties	40,656	34,622	33,828	32,567	32,838
Repossessions	7,058	7,082	4,346	4,716	3,982

Total nonperforming assets*	$175,359	$191,255	$197,003	$188,725	$189,504

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.62%	0.69%	0.72%	0.72%	0.74%
Accruing loans 90 days past due	$67,454	$80,585	$91,045	$93,700	$91,376

*	Exclusive of accruing loans 90 days past due.

Table 7—Investment Securities

	June 30, 2003		June 30, 2002
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$3,851,815	$3,886,380	$2,780,151	$2,852,140
Other securities	660,699	667,532	1,055,065	1,083,383
State, county and municipal securities	330,312	366,069	342,640	364,010

	$4,842,826	$4,919,981	$4,177,856	$4,299,533

Available-for-sale:
U.S. Treasury and federal agency securities	$5,072,858		$3,739,796
Other securities	680,047		772,933
State, county and municipal securities	61,561		77,542

	$5,814,466		$4,590,271

NOTES:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 2003, were approximately 2.4 years and 4.56%, respectively. Included in the combined portfolios was $9.6 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 2003, were approximately 2.2 years and 4.44%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 2.1 years.

2.	The available-for-sale portfolio included net unrealized gains of $122.7 million and $164.8 million at June 30, 2003 and 2002, respectively.

Table 8—Other Interest-Bearing Liabilities

	June 30
	2003	2002
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$100,000	$100,000
Commercial paper	4,631	7,432
Other borrowings	44,702	42,976

Total other borrowed funds	$149,333	$150,408

Other long-term debt:
4.85% Subordinated Notes Due 2013	$496,472	$-0-
6.45% Subordinated Notes Due 2018	302,279	302,777
6.125% Subordinated Notes Due 2009	174,748	174,704
6.75% Subordinated Debentures Due 2025	149,959	149,942
7.75% Subordinated Notes Due 2004	149,916	149,824
7.25% Senior Notes Due 2006	99,798	99,726
6.875% Subordinated Notes Due 2003	-0-	49,974
6.625% Subordinated Notes Due 2005	49,868	49,815
Other long-term debt	724	3,475
Statement 133 valuation adjustment	93,460	43,445

Total other long-term debt	$1,517,224	$1,023,682

Table 9—Capital Amounts and Ratios

	June 30
	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$2,784,317	7.56%	$2,692,896	8.03%
AmSouth Bank	3,303,602	8.99	3,299,085	9.85

Total capital:
AmSouth	$4,168,541	11.32%	$3,756,972	11.20%
AmSouth Bank	4,433,147	12.06	3,978,662	11.88

Leverage:
AmSouth	$2,784,317	6.69%	$2,692,896	7.14%
AmSouth Bank	3,303,602	7.94	3,299,085	8.76

Table 10—Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$9,237,228	$2,466,796	$550,155	$566,158	$5,654,119
Operating leases	448,885	50,805	91,204	77,286	229,590
Time deposits (2)	9,955,898	6,857,756	2,049,892	1,048,250	-0-

Total contractual cash obligations	$19,642,011	$9,375,357	$2,691,251	$1,691,694	$5,883,709

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$41,320	$41,309	$11	$-0-	$-0-
Standby letters of credit	2,883,188	1,390,208	1,167,537	273,660	51,783
Commitments to extend credit (3)	14,522,750	10,867,587	3,003,768	568,288	83,107

Total commercial commitments	$17,447,258	$12,299,104	$4,171,316	$841,948	$134,890

NOTES:

1.	All maturities are based on contractual maturities. Excludes $93.5 million of FAS 133 valuation adjustments.
2.	Excludes $478 thousand of FAS 133 valuation adjustments.
3.	Excludes $3.2 billion of loan commitments under equity lines and $2.0 billion under revolving lines of credit which do not have scheduled expiration dates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 18 and 19 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

An evaluation was performed as of June 30, 2003 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of AmSouth was held on April 17, 2003, at which meeting the shareholders (i) elected four nominees as directors and (ii) failed to approve a shareholder proposal related to executive compensation. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld	Abstentions	Broker Nonvotes
Martha R. Ingram	276,272,810	14,866,553	N/A	N/A
Ronald L. Kuehn, Jr	282,882,633	8,256,730	N/A	N/A
Charles D. McCrary	283,230,532	7,908,831	N/A	N/A
C. Dowd Ritter	280,077,610	11,061,753	N/A	N/A

SHAREHOLDER PROPOSAL

Votes For	Votes Against	Abstentions	Broker Nonvotes
28,840,727	188,365,210	6,710,311	67,223,115

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a)—Exhibits

The exhibits listed in the Exhibit Index at page 35 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)—Reports on Form 8-K

Two reports on Form 8-K were filed by AmSouth during the period April 1, 2003 to June 30, 2003:

A report was filed on April 15, 2003 to furnish copies of the press release regarding preliminary results of operations for the quarter ended March 31, 2003.

A report was filed on April 17, 2003 to provide information regarding authorization for the repurchase of AmSouth Bancorporation common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2003	By:	/s/ C. DOWD RITTER
C. Dowd Ritter Chairman, President and Chief Executive Officer

August 11, 2003	By:	/s/ DONALD R. KIMBLE
Donald R. Kimble Executive Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.