Form 10-Q
period 2003-09-30
AMSOUTH BANCORPORATION
filed 2003-11-13
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003	Commission file number 1-7476

AMSOUTH BANCORPORATION

(Exact Name of registrant as specified in its charter)

DELAWARE	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AMSOUTH CENTER
1900 Fifth Avenue North
Birmingham, Alabama 35203	(205) 320-7151
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

As of October 31, 2003, AmSouth Bancorporation had 351,069,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

I N D E X

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. To the extent that terrorist attacks or other hostilities, including geopolitical conflicts, cause a prolonged negative impact on the economy, the effects may include: adverse changes in customers’ borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	September 30 2003		December 31 2002		September 30 2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,116,554		$1,221,985		$1,364,146
Federal funds sold and securities purchased under agreements to resell	25,247		26,018		271,068
Trading securities	1,725		47,964		315,156
Available-for-sale securities	6,428,817		4,744,866		4,448,355
Held-to-maturity securities (market value of $4,673,011, $4,552,727 and $4,362,854, respectively)	4,629,726		4,425,053		4,215,161
Loans held for sale	140,913		19,909		28,984
Loans	29,859,153		28,062,413		27,012,900
Less: Allowance for loan losses	384,059		381,579		379,878
Unearned income	730,749		711,495		726,050

Net loans	28,744,345		26,969,339		25,906,972
Other interest-earning assets	33,102		63,812		67,071
Premises and equipment, net	927,407		838,906		792,853
Cash surrender value—bank owned life insurance	1,052,950		1,016,288		1,003,539
Accrued interest receivable and other assets	1,241,913		1,197,132		1,197,422

	$44,342,699		$40,571,272		$39,610,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$5,839,977		$5,494,657		$5,181,668
Interest-bearing checking	5,746,617		5,470,243		5,150,492
Money market and savings deposits	7,739,210		7,270,541		7,101,223
Time	6,410,087		6,384,206		6,481,177
Foreign	867,949		640,663		531,743
Certificates of deposit of $100,000 or more	2,864,383		2,055,314		2,185,499

Total deposits	29,468,223		27,315,624		26,631,802
Federal funds purchased and securities sold under agreements to repurchase	2,221,105		1,769,547		1,954,121
Other borrowed funds	430,461		151,018		76,428
Long-term Federal Home Loan Bank advances	5,595,264		5,838,268		5,352,681
Other long-term debt	1,475,346		1,051,015		1,051,918

Total deposits and interest-bearing liabilities	39,190,399		36,125,472		35,066,950
Accrued expenses and other liabilities	1,999,466		1,329,803		1,421,030

Total liabilities	41,189,865		37,455,275		36,487,980

Shareholders’ equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0	-	-0	-	-0	-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,879,000, 416,909,000 and 416,914,000 shares, respectively	416,879		416,909		416,914
Capital surplus	712,286		706,081		703,068
Retained earnings	3,155,397		2,951,430		2,878,670
Cost of common stock in treasury—66,257,000, 63,485,000 and 59,127,000 shares, respectively	(1,102,503)		(1,045,428)		(960,513)
Deferred compensation on restricted stock	(15,340)		(15,954)		(15,747)
Accumulated other comprehensive (loss)/income	(13,885)		102,959		100,355

Total shareholders’ equity	3,152,834		3,115,997		3,122,747

	$44,342,699		$40,571,272		$39,610,727

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Loans	$1,170,288	$1,249,912	$381,886	$411,855
Available-for-sale securities	227,242	256,374	74,495	84,366
Held-to-maturity securities	162,952	186,026	45,888	62,465
Trading securities	128	641	67	482
Loans held for sale	2,750	9,895	2,272	2,068
Federal funds sold and securities purchased under agreements to resell	1,558	2,407	503	1,256
Other interest-earning assets	333	1,235	69	457

Total interest income	1,565,251	1,706,490	505,180	562,949

INTEREST EXPENSE
Interest-bearing checking	22,459	36,256	6,295	12,271
Money market and savings deposits	36,960	57,951	9,144	20,275
Time deposits	153,270	184,024	49,861	59,145
Foreign deposits	5,017	4,099	1,658	1,668
Certificates of deposit of $100,000 or more	50,128	53,863	18,087	18,140
Federal funds purchased and securities sold under agreements to repurchase	14,391	21,385	3,917	7,452
Other borrowed funds	3,206	3,077	1,076	1,008
Long-term Federal Home Loan Bank advances	192,998	204,348	61,331	68,840
Other long-term debt	30,971	29,330	10,358	9,765

Total interest expense	509,400	594,333	161,727	198,564

NET INTEREST INCOME	1,055,851	1,112,157	343,453	364,385
Provision for loan losses	129,200	160,100	41,800	51,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	926,651	952,057	301,653	312,985

NONINTEREST REVENUES
Service charges on deposit accounts	244,768	210,353	87,535	77,672
Trust income	77,543	80,599	25,918	25,357
Consumer investment services income	50,296	61,464	17,937	18,912
Interchange income	51,756	46,458	16,709	16,418
Bank owned life insurance policies	40,510	46,270	13,616	14,587
Bankcard income	19,514	18,442	6,622	6,475
Mortgage income	39,121	17,457	11,975	7,112
Portfolio income	39,436	11,970	17,600	4,267
Other noninterest revenues	69,444	54,114	30,873	17,536

Total noninterest revenues	632,388	547,127	228,785	188,336

NONINTEREST EXPENSES
Salaries and employee benefits	474,874	441,589	164,086	144,517
Equipment expense	87,562	89,699	29,022	30,155
Net occupancy expense	99,129	88,018	34,120	30,011
Postage and office supplies	34,926	37,119	11,636	11,973
Marketing expense	27,672	26,668	9,341	8,903
Communications expense	21,894	22,947	7,287	5,788
Amortization of intangibles	3,594	3,936	1,198	1,224
Other noninterest expenses	145,133	139,962	49,866	43,460

Total noninterest expenses	894,784	849,938	306,556	276,031

INCOME BEFORE INCOME TAXES	664,255	649,246	223,882	225,290
Income taxes	196,686	195,306	66,494	69,289

NET INCOME	$467,569	$453,940	$157,388	$156,001

Average common shares outstanding	350,294	359,653	349,421	357,567
Earnings per common share	$1.33	$1.26	$0.45	$0.44
Diluted average common shares outstanding	353,971	364,197	353,317	361,961
Diluted earnings per common share	$1.32	$1.25	$0.45	$0.43

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital Surplus		Retained Earnings		Treasury Stock		Deferred Compensation on Restricted Stock		Accumulated Other Comprehensive Income/(Loss)		Total
	(In thousands)
BALANCE AT JANUARY 1, 2003	$416,909		$706,081		$2,951,430		$(1,045,428)		$(15,954)		$102,959		$3,115,997
Comprehensive income:
Net income	-0	-	-0	-	467,569		-0	-	-0	-	-0	-	467,569
Other comprehensive income, net of tax:
Changes in unrealized gains and losses on derivative instruments (net of $14,142 tax benefit)	-0	-	-0	-	-0	-	-0	-	-0	-	(26,264)		(26,264)
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $60,249 tax benefit)	-0	-	-0	-	-0	-	-0	-	-0	-	(87,321)		(87,321)
Minimum pension liability adjustment (net of $1,963 tax expense)	-0	-	-0	-	-0	-	-0	-	-0	-	(3,259)		(3,259)

Comprehensive income													350,725
Cash dividends declared	-0	-	-0	-	(243,199)		-0	-	-0	-	-0	-	(243,199)
Common stock transactions:
Purchase of common stock	-0	-	-0	-	-0	-	(162,806)		-0	-	-0	-	(162,806)
Employee stock plans	(30)		6,191		(20,377)		98,401		614		-0	-	84,799
Dividend reinvestment plan	-0	-	14		(26)		7,330		-0	-	-0	-	7,318

BALANCE AT SEPTEMBER 30, 2003	$416,879		$712,286		$3,155,397		$(1,102,503)		$(15,340)		$(13,885)		$3,152,834

Disclosure of reclassification amount:
Changes in unrealized holding gains and losses on available-for-sale securities arising during the period											$(65,844)
Less: Reclassification adjustment for net securities gains realized in net income											21,477

Net change in unrealized gains and losses on available-for-sale securities, net of tax											$(87,321)

Changes in unrealized holding gains and losses on derivatives arising during the period											$(16,422)
Less: Reclassification adjustment for gains realized in net income (net of $5,931 tax expense)											9,842

Net change in unrealized gains and losses on derivatives, net of tax											$(26,264)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30
2003	2002
(In thousands)
OPERATING ACTIVITIES
Net income	$467,569	$453,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	129,200	160,100
Depreciation and amortization of premises and equipment	73,300	69,246
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	38,858	1,514
Net (increase) decrease in loans held for sale	(121,004)	287,031
Net decrease (increase) in trading securities	46,233	(302,182)
Net gains on sales of available-for-sale securities	(34,419)	(9,276)
Net gain on guaranteed mortgage loan securitizations	(24,116)	-0	-
Net increase in accrued interest receivable, bank-owned life insurance and other assets	(75,728)	(95,059)
Net increase in accrued expenses and other liabilities	144,626	150,192
Provision for deferred income taxes	148,052	132,120
Amortization of intangible assets	3,594	3,904
Other operating activities, net	80,501	35,438

Net cash provided by operating activities	876,666	886,968

INVESTING ACTIVITIES
Proceeds from maturities and paydowns of available-for-sale securities	2,149,401	1,042,113
Proceeds from sales of available-for-sale securities	1,716,363	770,745
Purchases of available-for-sale securities	(5,043,019)	(1,245,007)
Proceeds from maturities, paydowns and calls of held-to-maturity securities	2,273,346	1,582,618
Purchases of held-to-maturity securities	(2,311,062)	(1,627,161)
Net decrease in federal funds sold and securities purchased under agreements to resell	771	128,932
Net decrease (increase) in other interest-earning assets	30,710	(26,613)
Net increase in loans, excluding guaranteed mortgage loan securitizations	(3,830,041)	(1,696,225)
Proceeds from guaranteed mortgage loan securitizations	1,420,932	-0	-
Net purchases of premises and equipment	(161,801)	(132,716)

Net cash used by investing activities	(3,754,400)	(1,203,314)

FINANCING ACTIVITIES
Net increase in deposits	2,154,004	475,104
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	451,558	(126,175)
Net increase (decrease) in other borrowed funds	279,443	(3,026)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	2,750,000	276,591
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(2,545,709)	(17,889)
Cash dividends paid	(243,858)	(239,663)
Proceeds from employee stock plans and dividend reinvestment plan	89,671	46,980
Purchase of common stock	(162,806)	(172,991)

Net cash provided by financing activities	2,772,303	238,931

Decrease in cash and cash equivalents	(105,431)	(77,415)
Cash and cash equivalents at beginning of period	1,221,985	1,441,561

Cash and cash equivalents at end of period	$1,116,554	$1,364,146

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2003 and 2002

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, benefit plan obligations and expenses, valuation of retained interests on the sale and securitization of loans and the valuation of derivative instruments used in hedging transactions and the corresponding value of items being hedged.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As a result of a recent amendment to the effective date of Interpretation 46, AmSouth has until the end of the fourth quarter of 2003 to apply Interpretation 46 to any variable interest entities acquired before February 1, 2003. AmSouth is currently assessing the impact of Interpretation 46. AmSouth has identified a limited liability asset management company that meets the definition of a variable interest entity which it will begin to consolidate in the fourth quarter of 2003. Under the ownership agreement, AmSouth provides one hundred percent of the funding for the operational start up of this company. Total assets of this company were $924 thousand at September 30, 2003. AmSouth had a recorded investment on its books associated with this company of $300 thousand, which represents AmSouth’s maximum exposure to loss related to its investment in this company. Consolidation of this entity will not have a material impact on AmSouth’s financial condition and results of operations. In addition to this company, AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. At September 30, 2003, AmSouth had recorded investments in other assets on its balance sheet of approximately $50.1 million associated with limited partnership investments in affordable housing projects entered into prior to January 31, 2003. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has determined that these structures meet the definition of a variable interest entity. AmSouth is currently in the process of determining which, if any, of these entities it will need to consolidate. In addition, subsequent to January 31, 2003, AmSouth invested $10.3 million as a limited partner, in ten new affordable housing projects. AmSouth reviewed these ten new affordable housing investments and has determined that it is not required to consolidate them under the guidance of Interpretation 46. AmSouth’s maximum exposure to loss on these ten affordable housing investments includes the $10.3 million of cash already invested in these limited partnerships as well as $26.7 million of additional committed investment funding to these limited partnerships.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. The implementation of Statement 149 did not have a material affect on AmSouth’s financial condition or results of operations.

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

Cash Flows—For the nine months ended September 30, 2003 and 2002, AmSouth paid interest of $512.3 million and $602.7 million, respectively. During the nine months ended September 30, 2003 and 2002, AmSouth paid income taxes of $61.7 million and $35.5 million, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 2003 and 2002, were $44.5 million and $38.1 million, respectively. Noncash transfers from foreclosed properties to loans for the nine months ended September 30, 2003 and 2002 were $458 thousand and $293 thousand, respectively. For the nine months ended September 30, 2003, AmSouth had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $405 million in connection with guaranteed mortgage loan securitizations. During the same period in 2002, AmSouth had a noncash transfer from loans to available-for-sale and held-to-maturity securities of $301.7 million in connection with a guaranteed mortgage loan securitization.

Stock-Based Compensation—AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and stock appreciation rights. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2003 option grants vesting ratably over three years. All of the options granted during the first nine months of 2003 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

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

	For the nine months ended
	September 30, 2003	September 30, 2002
Net income:
As reported	$467,569	$453,940
Add: Stock-based compensation expense included in reported net income, net of tax	1,433	1,742
Deduct: Total stock-based compensation expense determined under fair value—based method for all awards, net of tax	(20,189)	(20,821)

Pro forma	$448,813	$434,861

Earnings per common share:
As reported	$1.33	$1.26
Pro forma	$1.28	$1.21
Diluted earnings per common share:
As reported	$1.32	$1.25
Pro forma	$1.27	$1.20

	For the three months ended
	September 30, 2003	September 30, 2002
Net income:
As reported	$157,388	$156,001
Add: Stock-based compensation expense included in reported net income, net of tax	460	649
Deduct: Total stock-based compensation expense determined under fair value—based method for all awards, net of tax	(6,824)	(6,777)

Pro forma	$151,024	$149,873

Earnings per common share:
As reported	$.45	$.44
Pro forma	$.43	$.42
Diluted earnings per common share:
As reported	$.45	$.43
Pro forma	$.43	$.42

This pro forma information includes expenses related to all stock options granted during the first nine months of 2003 and 2002, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ending September 30, 2003 and 2002, respectively: a risk-free interest rate of 3.81% and 4.93%, a dividend yield of 4.49% and 4.36%, a volatility factor of 31.40% and 31.39%, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $4.49 and $4.94, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

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

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the nine months ended September 30, 2003 and 2002, AmSouth recognized a net loss of $561 thousand and $2.4 million, respectively, related to the ineffective portion of its hedging instruments.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $1.5 billion and $350 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 and 2002, AmSouth recognized a net loss of $1 thousand and $48 thousand, respectively, related to the ineffective portion of its hedging instruments.

Guarantees—AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At September 30, 2003, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to eleven years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at September 30, 2003 was $2.9 billion and represents AmSouth’s maximum credit risk. At September 30, 2003, AmSouth had $9.8 million of liabilities and $9.8 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of September 30, 2003 was $26 million. The total potential margin guarantee for AIS was $217.3 million as of September 30, 2003, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement. Interpretation 45 does not require AmSouth to record a liability associated with this guarantee agreement as this agreement was in place prior to January 1, 2003.

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

Comprehensive Income—Total comprehensive income was $82.3 million and $350.7 million for the three and nine months ended September 30, 2003 and $180.5 million and $529.3 million for the three and nine months ended September 30, 2002. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the effective portion of cash flow hedges marked to market and a minimum pension liability related to an unfunded pension liability.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$157,388	$156,001	$467,569	$453,940
Denominator:
Average common shares outstanding	349,421	357,567	350,294	359,653
Earnings per common share	$.45	$.44	$1.33	$1.26
Diluted earnings per common share computation:
Numerator:
Net income	$157,388	$156,001	$467,569	$453,940
Denominator:
Average common shares outstanding	349,421	357,567	350,294	359,653
Dilutive shares contingently issuable	3,896	4,394	3,677	4,544

Average diluted common shares outstanding	353,317	361,961	353,971	364,197
Diluted earnings per common share	$.45	$.43	$1.32	$1.25

Shareholders’ Equity—On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. Through September 30, 2003, AmSouth has repurchased 278 thousand shares at a cost of $5.9 million. In addition, during the first nine months of 2003, AmSouth repurchased approximately 7.7 million of its shares at a cost of $156.9 million under a stock repurchase plan approved by AmSouth’s Board of Directors in September 2001 to

repurchase up to 25 million shares of its outstanding common stock over a two year period. The total shares repurchased under the September 2001 authorization through September 30, 2003 was 23.2 million shares at a cost of $ 470.2 million. The September 2001 share repurchase authorization expired during the third quarter of 2003. Cash dividends of $.23 per common share were declared in the third quarter of 2003. This represents a five percent increase over the dividend declared during the third quarter of 2002.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments. During the third quarter of 2003, AmSouth changed the way it allocates internal funding credits for deposits for segment reporting purposes. AmSouth changed its methodology to better capture the impact of changes in interest rates on the values of certain deposit products for each segment. Accordingly, AmSouth has adjusted its year-to-date 2003 and 2002 segment information to reflect this new methodology. The following is a summary of the segment performance for the three and nine months ended September 30, 2003 and 2002:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended September 30, 2003
Net interest income before internal funding	$196,090	$111,642	$36,247	$(526)	$343,453
Internal funding	82,672	(12,038)	(3,007)	(67,627)	-0	-

Net interest income/(expense)	278,762	99,604	33,240	(68,153)	343,453
Noninterest revenues	115,695	32,461	45,011	35,618	228,785

Total revenues	394,457	132,065	78,251	(32,535)	572,238
Provision for loan losses	35,064	4,967	271	1,498	41,800
Noninterest expenses	183,757	44,577	50,185	28,037	306,556

Income/(Loss) before income taxes	175,636	82,521	27,795	(62,070)	223,882
Income taxes/(benefits)	66,039	31,028	10,451	(41,024)	66,494

Segment net income/(loss)	$109,597	$51,493	$17,344	$(21,046)	$157,388

Revenues from external customers	$311,785	$144,103	$42,459	$73,891	$572,238

Ending Assets	$19,630,173	$11,382,398	$3,433,422	$9,896,706	$44,342,699

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended September 30, 2002
Net interest income before internal funding	$190,310	$124,720	$35,455	$13,900	$364,385
Internal funding	85,659	(29,742)	(7,599)	(48,318)	-0	-

Net interest income/(expense)	275,969	94,978	27,856	(34,418)	364,385
Noninterest revenues	97,531	28,327	45,439	17,039	188,336

Total revenues	373,500	123,305	73,295	(17,379)	552,721
Provision for loan losses	34,447	6,496	231	10,226	51,400
Noninterest expenses	171,848	43,769	45,975	14,439	276,031

Income/(Loss) before income taxes	167,205	73,040	27,089	(42,044)	225,290
Income taxes/(benefits)	62,869	27,463	10,186	(31,229)	69,289

Segment net income/(loss)	$104,336	$45,577	$16,903	$(10,815)	$156,001

Revenues from external customers	$287,841	$153,047	$43,589	$68,244	$552,721

Ending Assets	$17,677,007	$10,674,292	$2,950,892	$8,308,536	$39,610,727

Nine Months Ended September 30, 2003
Net interest income before internal funding	$596,838	$345,227	$109,671	$4,115	$1,055,851
Internal funding	237,246	(50,747)	(17,352)	(169,147)	-0	-

Net interest income/(expense)	834,084	294,480	92,319	(165,032)	1,055,851
Noninterest revenues	328,951	94,210	131,292	77,935	632,388

Total revenues	1,163,035	388,690	223,611	(87,097)	1,688,239
Provision for loan losses	103,471	19,155	779	5,795	129,200
Noninterest expenses	544,484	135,058	148,228	67,014	894,784

Income/(Loss) before income taxes	515,080	234,477	74,604	(159,906)	664,255
Income taxes/(benefits)	193,670	88,163	28,051	(113,198)	196,686

Segment net income/(loss)	$321,410	$146,314	$46,553	$(46,708)	$467,569

Revenues from external customers	$925,789	$439,437	$123,845	$199,168	$1,688,239

Ending Assets	$19,630,173	$11,382,398	$3,433,422	$9,896,706	$44,342,699

Nine Months Ended September 30, 2002
Net interest income before internal funding	$567,054	$385,292	$103,059	$56,752	$1,112,157
Internal funding	262,355	(104,770)	(23,183)	(134,402)	-0	-

Net interest income/(expense)	829,409	280,522	79,876	(77,650)	1,112,157
Noninterest revenues	267,534	90,243	145,639	43,711	547,127

Total revenues	1,096,943	370,765	225,515	(33,939)	1,659,284
Provision for loan losses	104,686	33,785	674	20,955	160,100
Noninterest expenses	524,895	131,314	141,095	52,634	849,938

Income/(Loss) before income taxes	467,362	205,666	83,746	(107,528)	649,246
Income taxes/(benefits)	175,728	77,330	31,488	(89,240)	195,306

Segment net income/(loss)	$291,634	$128,336	$52,258	$(18,288)	$453,940

Revenues from external customers	$834,588	$475,535	$141,291	$207,870	$1,659,284

Ending Assets	$17,677,007	$10,674,292	$2,950,892	$8,308,536	$39,610,727

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

AmSouth Bancorporation

We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2003 and 2002, the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

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

November 10, 2003

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

AmSouth Bancorporation (AmSouth) is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $44 billion in assets, over 600 branch banking offices and more than 1,200 ATMs. AmSouth operates in Tennessee, Alabama, Florida, Mississippi, Louisiana and Georgia. AmSouth is a leader among regional banks in the Southeast in several key businesses, such as Consumer Banking which includes small business banking and mortgage lending, Commercial Banking, including equipment leasing, and Wealth Management, which includes annuity and mutual fund sales, trust and investment management services.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses, sales of financial assets, pension accounting, and hedge accounting. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2002 10-K. There were no significant changes in these accounting policies during the first nine months of 2003.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

AmSouth reported net income for the quarter ended September 30, 2003 of $157.4 million, or $.45 per share on a diluted basis and $467.6 million, or $1.32 per share on a diluted basis for the first nine months of 2003. In the same periods a year ago, net income totaled $156.0 million, or $.43 per share on a diluted basis, and $453.9 million, or $1.25 per diluted share, respectively. For the three months and nine months ended September 30, 2003, AmSouth’s return on average assets (ROA) was 1.44 percent and 1.49 percent, respectively, compared to 1.60 percent and 1.59 percent, respectively, for the same periods in 2002. Return on average equity (ROE) was 20.18 percent and 20.13 percent for the third quarter and first nine months of 2003, respectively, compared to 20.19 percent and 20.13 percent for the same periods last year.

Results for the third quarter and first nine months of 2003 were impacted by the sluggish economy and low interest rate environment resulting in lower net interest income (NII) and consumer investment services income compared to the same periods in 2002. In spite of this challenging environment, notable improvements during the third quarter and the first nine months of 2003 included growth in commercial, home equity and residential mortgage loans and in deposits and a reduced level of credit costs. AmSouth experienced growth in noninterest expenses (NIE), primarily associated with increases in personnel and occupancy costs associated with growth initiatives and the transition into a new operations center.

Statement of Condition

Total assets at September 30, 2003 were $44.3 billion, up 9.3 percent from $40.6 billion at December 31, 2002. This $3.8 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, and its available-for-sale (AFS) and held-to-maturity (HTM) securities portfolios. Loans net of unearned income at September 30, 2003 increased $1.8 billion compared to year-end. This increase was attributable to $1.1 billion of growth in consumer loans and a $671.8 million increase in commercial and commercial real estate loans. The increase in consumer loans was driven by increases in home equity and residential mortgage lending. The increase in home equity lending reflected AmSouth’s continued efforts to attract these loans due to their attractive spreads, historically low levels of losses and their continuation as a core relationship product. The origination of residential mortgage loans continued to be strong reflecting AmSouth’s emphasis on residential mortgage lending and higher demand as a result of the continued low interest rate environment. In 2003, AmSouth successfully completed several initial steps related to its mortgage initiative that included training branch personnel and establishing an automated mortgage application system in the branches. AmSouth also hired additional teams of mortgage loan officers and plans to continue to add new people in sales and administrative areas to support this initiative. Production of new residential mortgage loans was more than $3.6 billion during the first nine months of 2003. A key driver of this activity was referrals from branches, which totaled about $1.1 billion for the first nine months of 2003. The growth in commercial lending reflected a continuation in the momentum in commercial loan activity that began in the fourth quarter of 2002. The increase in commercial lending was spread across most categories led by growth in commercial real estate lending. The increase in AmSouth’s securities portfolios reflected additional purchases of securities, primarily mortgage-backed and collateralized mortgage obligation (CMO) securities, during the first nine months of 2003 and the securitization and retention of approximately $405 million of residential mortgages.

On the liability side of the balance sheet, total deposits at September 30, 2003, increased by $2.2 billion compared to December 31, 2002. The increase in total deposits was seen in all categories of deposits. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.1 billion. Growth in low-cost deposits was primarily associated with AmSouth’s continuing initiative to grow deposits. This initiative included sales and advertising campaigns targeted to deposit products, as well as incentive programs related to deposit growth. Low-cost deposit growth was also impacted by the current low interest rate environment which reduced the attractiveness of other nondeposit investment alternatives. Time deposits, including certificates of deposits of $100,000 or more, increased by $835.0 million compared to year-end 2002. The increase in time deposits was associated with an initiative instituted in the first quarter of 2003 to grow time deposits by $1.0 billion. In addition, the increase included a $421 million increase in public time deposit funds. The increase in Federal funds purchased and securities sold under agreements to repurchase is primarily the result of AmSouth electing to use this shorter term financing to replace long-term FHLB financing which matured during the third quarter. During the first quarter of 2003, AmSouth issued $500 million of subordinated debt which resulted in an increase in the level of long-term debt. The subordinated debt issued matures 10 years from the date of issuance. The increase in accrued expenses and other liabilities at September 30, 2003 compared to year-end was primarily the result of a $444 million increase in liabilities associated with the purchase of investment securities which had not yet settled at the end of September.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the three and nine months ended September 30, 2003, was $354.3 million and $1.1 billion, respectively, down $22.7 million, or 6.0 percent compared to the same quarter last year and down $61.3 million or 5.3 percent on a year-to-date basis. The decrease in NII reflected compression in the net interest margin (NIM), somewhat offset by higher average interest-earning assets. The NIM was 3.60 percent for the third quarter of 2003, down 68 basis points from 4.28 percent, for the same quarter in 2002. The decline in the NIM can be largely attributed to tightening of the interest rate spreads between loans and deposits. In addition, the low interest rate environment during the first nine months of 2003 resulted in significantly lower reinvestment yields for both loans and investment securities.

At the same time, high levels of security prepayments and run-off of higher yielding fixed-rate loans continued causing slower than anticipated growth in earning assets and higher premium amortization on securities. See additional discussion of prepayment risk within the “Asset/Liability Management” section. These events combined to decrease net interest income and compress the net interest margin.

Growth in interest-earning assets partially offset the decline in NII associated with the lower NIM. Average interest-earning assets for the three and nine month periods ended September 30, 2003 were $39.1 billion and $37.9 billion, respectively, an increase of $4.1 billion and $3.4 billion from the same periods in 2002. As discussed above, the increase came principally from growth in the loan and the investment securities portfolios. The growth in the loan portfolio was primarily driven by commercial lending, residential mortgage production and equity lending. The increase in investment securities was primarily associated with purchases of mortgage-backed and CMO securities. The growth in earning assets was primarily funded by an increase in deposits. The increase in deposits was across all categories of deposits. In addition, AmSouth funded part of the increase through higher levels of FHLB long-term advances and the issuance of subordinated debt in the first quarter of 2003.

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

AmSouth evaluates net interest income under various balance sheet and interest rate scenarios, using its simulation analysis model. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and current interest rate environment. This “base” case is then evaluated against various changes in interest rate scenarios. Asset prepayment levels, the shape of yield curves and the overall balance sheet mix and growth assumptions are adjusted to be consistent with each interest rate scenario. One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of September 30, 2003, AmSouth would expect NII to increase $2.5 million or approximately 0.2 percent and decrease $15.0 million or approximately 1.0 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This scenario indicates that AmSouth is slightly asset sensitive. It is important to note that, given the current low level of interest rates, the down 100 basis point scenario implies a federal funds target interest rate of zero percent. By comparison, as of September 30, 2002, the simulation model indicated that NII would increase $12.5 million or approximately 0.8 percent and decrease $14.2 million or approximately 1.0 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. The decrease in interest sensitivity between years can be attributed to growth in the residential mortgage loan portfolio and investments. AmSouth’s current level of interest rate risk is well within its policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve can also affect NII even if Federal Reserve-set short term rates remain unchanged. NII at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect NII as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would be prepaid while the proceeds from such prepayments could likely not be reinvested at comparable rates. Accordingly, one of the stress tests regularly run by AmSouth is an immediate shift in the five years and beyond Treasury yield curve with all other short term interest rates unchanged. Based on the results of this modeling as of September 30, 2003, an immediate 50 basis point downward shift in the Treasury curve, if sustained for 12 months, would cause NII to decrease by approximately $17 million.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At September 30, 2003, AmSouth had interest rate swaps in the notional amount of approximately $2.7 billion, all of which were “receive fixed/pay floating” rate swaps. Of these swaps, $1.5 billion of notional value was used to hedge the cash flow of variable-rate commercial loans and $1.1 billion of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt. AmSouth also had $125 million notional value of swaps that no longer qualified for hedge accounting. These swaps had previously been designated as fair value hedges of corporate debt. During the first half of 2003, these hedging relationships were determined to no longer be highly effective as defined by Statement of Financial Accounting Standards No. 133 and AmSouth ceased hedge accounting for these swaps. All of the swaps that lost hedge accounting mature within six months. Interest rate swaps with notional value of $50 million matured during the third quarter of 2003. There are $25 million notional amount of “receive fixed/pay floating” interest rate swaps scheduled to mature during the remainder of 2003.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At September 30, 2003, AmSouth had $107.1 million of assets and $106.3 million of liabilities associated with $2.1 billion notional amount of interest rate contracts with corporate customers and $2.1 billion notional amount of offsetting interest rate contracts with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ contracts.

As part of its asset and liability management process, AmSouth actively monitors its exposure to prepayment risk. AmSouth, like most financial institutions, is subject to prepayment risk in falling interest rate environments. Prepayment risk is a significant risk to earnings and specifically to NII. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. As loans and other financial assets prepay, AmSouth must reinvest these funds in the current lower yielding rate environment. Prepayments of assets carrying higher rates reduce AmSouth’s interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Higher prepayments also impact the securities portfolio by increasing the amortization of any premiums associated with those securities, which also reduces interest income and the yield of the securities portfolio. Tools to hedge prepayment risk are limited and generally involve complex derivatives that AmSouth has chosen not to utilize.

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and CMO securities portfolio. At September 30, 2003, AmSouth had approximately $3.6 billion in mortgage loans. In addition, AmSouth had $5 billion of CMOs and approximately $5 billion of mortgage-backed securities in its AFS and HTM portfolios with approximately $152 million of net unamortized premiums. Net cash flows from prepayment activity in the third quarter of 2003 increased approximately $400 million from that experienced in the first and second quarters of 2003. This increase in prepayment activity resulted in an increase in net premium amortization in the CMO and mortgage-backed securities portfolio. During the third quarter and first nine months of 2003, net premium amortization related to the CMO and mortgage-backed securities portfolio was $21.5 million and $37.8 million, respectively, compared to $146 thousand net premium amortization and $2.0 million net discount accretion, respectively, for the corresponding periods in 2002. AmSouth estimates the impact of prepayments, including the accelerated premium amortization associated with its investment portfolio, to be a reduction to the NIM for the full year of 16 to 20 basis points as compared to the full year of 2002. This estimate assumes a decline in prepayment speeds in the fourth quarter of 2003.

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

As an additional source of liquidity, AmSouth periodically sells loans or pools of loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At September 30, 2003, the outstanding balance of loans sold to conduits was approximately $1.7 billion, including $747 million of commercial loans, $881 million of residential first mortgages and $108 million of dealer indirect automobile loans. This balance was down from $2.5 billion in outstanding loan balances in conduits at December 31, 2002. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At September 30, 2003, AmSouth had $97.9 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments associated with these conduit transactions. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At September 30, 2003, AmSouth had liquidity lines of credit supporting these transactions of $1.7 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of September 30, 2003, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

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

Table 5 presents a five-quarter analysis of the allowance for loan losses. At September 30, 2003, the allowance for loan losses was $384.1 million, or 1.32 percent of loans net of unearned income, compared to $379.9 million, or 1.45 percent, at September 30, 2002 and $381.6 million, or 1.40 percent, at December 31, 2002. The coverage ratio of the allowance for loan losses to nonperforming loans was 318 percent at September 30, 2003, an increase from the September 30, 2002 ratio of 251 percent. The increase in the allowance at September 30, 2003 versus September 30, 2002 primarily reflected an increase in loan loss exposure as loan balances have increased over prior year levels, while decreases in the allowance as a percentage of loans reflects an overall improvement in the credit quality of the loan portfolio and the changing portfolio mix toward loans with lower inherent loss characteristics.

Net charge-offs for the quarter ended September 30, 2003, were $41.8 million, or 0.58 percent of average loans, on an annualized basis, a decrease of $1.2 million from the $42.9 million, or 0.66 percent of average loans, reported in the same period a year earlier. For the nine months ended September 30, 2003, net charge-offs were $126.7 million, or 0.60 percent, compared to $143.8 million, or 0.75 percent, for the same period of 2002. The decrease in net charge-offs was primarily the result of a decrease in commercial net charge-offs. The decrease in commercial charge-offs reflected an overall improvement in the performance of the commercial portfolio. For the third quarter and first nine months of 2003, commercial real estate net charge-offs increased by $1.1 million and $1.8 million, respectively, compared to the same periods in 2002. This increase was primarily the result of one large real estate charge-off related to a nursing home taken in the third quarter of 2003. For the third quarter, consumer charge-offs increased $897 thousand compared to the same period in 2002 and $365 thousand for the first nine months of 2003 compared to the same period in 2002. The increase in both quarterly and year-to-date net charge-offs in the consumer portfolio primarily reflected higher net charge-offs within the equity lending portfolios. Net charge-offs in the equity lending portfolio were $10.4 million for the third quarter of 2003 and $26.6 million for the first nine months of 2003, an increase of $2.8 million and $6.6 million, respectively, from the corresponding periods in 2002. The increase in equity lending charge-offs was primarily attributable to the impact of the current economic downturn on consumers, growth in the portfolio and charge-offs on a portion of the portfolio originated in 2000 and early 2001 using credit underwriting criteria that were subsequently made more rigorous. In addition, the level of equity lending charge-offs was impacted by a higher level of bankruptcy filings and a shift in the mix of bankruptcy filings to include more Chapter 7 liquidation filings than Chapter 13 reorganization filings. Partially offsetting the increase in equity lending charge-offs was a decrease in net charge-offs within the dealer indirect portfolio. The decreases in net charge-offs in the dealer indirect portfolio were $1.9 million and $5.3 million for the three month and nine month periods ended September 30, 2003 compared to the corresponding periods in 2002. The improvement in net charge-offs reflects enhanced credit controls which included more stringent underwriting standards implemented by AmSouth in 2001 and 2002. The provision for loan losses for the third quarter and first nine months of 2003 was $41.8 million and $129.2 million, respectively, compared to $51.4 million and $160.1 million for the corresponding year-earlier periods. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio and a shift in the mix of the loan portfolio to include a larger proportion of residential mortgages.

Table 6 presents a five-quarter comparison of the components of nonperforming assets. At September 30, 2003, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 17 basis points to 0.55 percent compared to 0.72 percent at September 30, 2002, reflecting a $26.9 million decrease in nonperforming assets. Compared to year-end 2002, nonperforming assets declined $35.2 million primarily as a result of a $38.0 million decline in nonaccrual loans partially offset by a $1.5 million increase in repossessions and a $1.3 million increase in foreclosed properties. The decrease in nonaccrual loans was primarily the result of a $39.2 million decrease from December 31, 2002, in nonaccrual commercial and commercial real estate loans slightly offset by a $1.6 million increase in nonaccrual equity loans and lines. The decrease in nonaccrual commercial loans reflects a downward trend in commercial problem loans. The increase in nonaccruing equity loans and lines is reflective of the impact of the current economic downturn on consumers and the increase in the size of the portfolio. This increase is also consistent with the national trend of higher bankruptcy and foreclosure actions. AmSouth did not have any nonperforming assets considered restructured loans at September 30, 2003 and 2002. The increase in foreclosed properties was the result of foreclosures in residential first mortgages and home equity loans, which usually occur late in an economic downturn when unemployment is still rising.

Included in nonperforming assets at September 30, 2003 and 2002, was $60.0 million and $93.9 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At September 30, 2003 and 2002, there was $14.0 million and $23.1 million, respectively, in the allowance for loan losses specifically allocated to $41.3 million and $77.8 million, respectively, of impaired loans. No specific reserves were required for $18.7 million and $16.1 million of impaired loans at September 30, 2003 and 2002, respectively. The average recorded investment in impaired loans for the three months ended September 30, 2003 and 2002, was $63.9 million and $96.5 million, respectively, and $80.3 million and $101.8 million, respectively, for the nine months ended September 30, 2003 and 2002. AmSouth recorded no material interest income on its impaired loans during the three and nine months ended September 30, 2003. At September 30, 2003 and 2002, AmSouth had approximately $34.5 million and $65.1 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

Noninterest Revenues and Noninterest Expenses

Noninterest revenues (NIR) were $228.8 million during the third quarter of 2003 and $632.4 million for the first nine months of 2003. The quarterly and nine-month totals represent a 21.5 percent and 15.6 percent increase from the corresponding periods in 2002. The increase in NIR compared to 2002 was primarily due to increases in service charges on deposit accounts, interchange income, mortgage income, portfolio income, bankcard income and other noninterest revenues. The growth of service charge revenues for the three months and nine months ended September 30, 2003 of $9.9 million and $34.4 million or 12.7 percent and 16.4 percent compared to the corresponding periods in 2002 was primarily the result of increases in overdraft fees. The increase in overdraft fees was primarily the result of an increase in the volume of overdrafts, and an increase in the NSF fees charged per transaction. In addition, the increase also reflected charges for overdraft fees created by ATM withdrawals, which were not being charged during the first nine months of 2002. These new procedures are related to an ongoing initiative to manage, in a consistent manner, customers’ intra-day account balances. Enhancing this management should also enable AmSouth to better manage its risks, including fraud risks, arising from various transactions that can affect a customer’s intra-day account balances. On a year-to-date comparison, the increase also reflected the implementation of payment posting procedures made during the second quarter of 2002, which standardized the posting of NSF fees for paper-based and electronic payments. Prior to this change in procedure, paper-based payments were prioritized ahead of electronic payments in posting transactions to accounts, which resulted in fewer overdrafts. The subsequent change in procedures provides consistent treatment for all customer initiated transactions and helps to ensure that larger, more important transactions are given priority in payment, whether electronic or paper-based. The increase in mortgage income of $4.9 million and $21.7 million for the three months and nine months ended September 30, 2003 reflected the impact of higher residential mortgage originations. The higher level of originations resulted in higher gains on the sale of mortgage loans. As discussed previously, the increase in mortgage originations was impacted by AmSouth’s ongoing mortgage initiative and the low interest rate environment during the first nine months of 2003. If interest rates continue to rise, it is likely to negatively impact the level of mortgage originations as well as the level of mortgage income. Partially offsetting the increase from gains on the sale of mortgage loans were decreases of $1.8 million and $6.1 million for the three months and nine months ended September 30, 2003, respectively, compared to the same periods in 2002, in servicing and other fee income related to loans previously sold to third-party conduits. These decreases reflect the continued paydown of loans previously sold into these conduits. Also impacting the comparison between the third quarter of 2003 versus the third quarter of 2002, was a $3.1 million decrease as a result of charges taken to record changes in the fair market value of mortgage derivative instruments. During the third quarter of 2003, AmSouth recorded a $2.4 million charge to NIR versus $670 thousand of income in the third quarter of 2002 associated with the changes in the fair value of mortgage derivative instruments. AmSouth utilizes forward contracts to economically hedge future sales of mortgage loans into the secondary market. While these forward contracts are used to hedge AmSouth’s exposure to changes in market rates on mortgage loan and mortgage loan commitments which AmSouth has identified to be sold, they do not meet the strict accounting requirements necessary to receive hedge accounting treatment. Accordingly, AmSouth is required to record changes in the fair value of these forward contract instruments into earnings while any offsetting increase in the value of mortgage loans these contracts are hedging is not permitted to be recorded as earnings. In addition to forward contracts, loan commitments associated with mortgages AmSouth plans to sell are also considered derivative instruments and are marked to market through earnings and tend to offset the changes in the value of the forward contracts. Any losses or gains associated with marking these derivative contracts to market are eventually offset by gains or losses recorded in the following quarter when the mortgage loan sales being economically hedged are completed. On a year-to-date basis, the impact of marking to market mortgage derivative instruments was a $208 thousand increase in revenue in 2003 versus 2002.

The increase in interchange income for the third quarter and first nine months of 2003 compared to the same periods in 2002 was primarily due to increases in the volume of checkcards outstanding and in transaction volumes. This growth was directly related to higher sales of convenience services through AmSouth’s strategic initiative to aggressively grow consumer banking business. The level of interchange income in the third quarter of 2003 was negatively impacted by the recent VISA/Wal-mart settlement which resulted in a decrease in interchange income during the third quarter of 2003 versus the second quarter of 2003. While the impact of the VISA settlement is contingent upon the volume of interchange transactions, AmSouth’s most recent estimate is that the decline in interchange income will reduce AmSouth’s earnings per share by approximately one half cent a share for the fourth quarter of 2003 compared to 2002. The increase in portfolio income reflected larger gains on the sale of securities during the period. The increase in bankcard income for both the three month and nine month periods of 2003 reflected a higher level of bank card activity. The increase in other noninterest revenues in the third quarter of 2003 versus the third quarter of 2002 reflects the impact of a $6.6 million gain on the sale of real property, a $2.4 million increase in income related to market adjustments on derivative instruments and $3.0 million in income related to the demutualization of one of AmSouth’s insurance providers recorded in the third quarter of 2003. The increase between years also reflects a $1.7 million loss recorded in the third quarter of 2002 on a commercial lease transaction related to a drop in residual value. On a year-to-date basis, derivative income increased $3.2 million in 2003 compared to the same period in 2002. The level of other NIR for the first nine months of 2003 was also impacted by a $4.2 million second quarter charge related to the write-off of lease residual values associated with two customers. Other items that impacted other NIR on a year-to-date basis in 2002 included $2.0 million of losses associated with the sale of branch facilities and other assets recorded in the second quarter of 2002 and a $2.2 million fixed asset loss recorded in the first quarter of 2002.

These increases in NIR in 2003 versus 2002 were offset by decreases in consumer investment services income, income from bank owned life insurance (BOLI) and on a year-to-date basis trust income. The decrease in consumer investment services income for the three-month and nine-month periods ended September 30, 2003 versus the same periods in 2002 was impacted by the soft economy and the low interest rate environment. A decline in branch platform sales of fixed annuity products was the primary reason for the decline between years. The decrease in BOLI income was primarily the result of lower benefit payments being received during the three months and nine months ended September 30, 2003 versus the same periods in 2002. The decrease in trust income on a year-to-date basis was primarily due to adverse equity market conditions that existed during the first half of the year. While the increase in trust income in the third quarter of 2003 reflected the favorable impact of market value increases associated with the improving equity market conditions in the third quarter of 2003.

Noninterest expenses (NIE) for the third quarter of 2003 increased $30.5 million or 11.1 percent compared to the same period in 2002 and increased $44.8 million or 5.3 percent for the first nine months of 2003 compared to the corresponding period in 2002. The increase in NIE was primarily related to increases in salaries and employee benefits, net occupancy expense and other NIE, partially offset by lower equipment expenses. The increase in salaries and employee benefits reflects higher base salaries due to merit increases and an increase in the number of personnel primarily associated with revenue growth initiatives. The increase over 2002 levels also reflects changes in pension assumptions made at the end of 2002 which impact the pension expense calculation for 2003. Plan assumptions were lowered for the discount rate, the rate of compensation increase and the rate of return on pension plan assets. The increase in net occupancy expense was due mainly to an increase in depreciation associated with the new operations center and the cost of new branches as well as higher maintenance expense and higher rental expense. The increase in other NIE versus the same periods of 2002 reflected higher expenses associated with other personnel related expenses including training and relocation expenses, travel and convention expenses, and a higher level of non-credit losses. The comparison of other NIE versus the same periods in 2002 was also impacted by a $3.1 million recovery associated with the sale of a credit derivative contract recorded in the third quarter of 2002. AmSouth recorded a $3.7 million charge in the second quarter of 2002 associated with the same credit derivative contract after AmSouth eliminated its credit exposure to the corporate customer for which the credit derivative provided protection. The decrease in equipment expense was primarily a result of a reduction in the estimated ad valorem taxes required to be paid which resulted in a reduction in the ad valorem tax accrual in the third quarter of 2003. The year-to-date decreases also reflected lower depreciation expense as a result of two large equipment projects becoming fully depreciated.

Capital Adequacy

At September 30, 2003, shareholders’ equity totaled $3.2 billion or 7.11 percent of total assets while average equity as a percentage of average assets for the three month and nine month periods ended September 30, 2003 was 7.14% and 7.38%, respectively. Since December 31, 2002, shareholders’ equity increased $36.8 million primarily as a result of net income for the first nine months of 2003 of $467.6 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $243.2 million and the purchase of 7.95 million shares of AmSouth common stock for $162.8 million during the first nine months of 2003. In addition, shareholders’ equity was also reduced by $87.3 million associated with lower valuation of the AFS portfolio, a $3.3 million reduction associated with minimum pension liability related to an unfunded pension liability and a $26.3 million decrease due to changes in other comprehensive income associated with cash flow hedges.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2003 and 2002. At September 30, 2003, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2003.

Earnings Outlook

Though today’s business environment is marked with uncertainty, AmSouth expects diluted earnings per share to be in line with the consensus earnings estimate of 45 cents per share for the fourth quarter of 2003. This earnings outlook is based on a number of expectations including: an increase in net interest income in the fourth quarter reflecting stabilization in the net interest margin due to improving market rates; improved balance sheet growth from sustained loan demand and core funding growth; and declining prepayment activity and related premium amortization in the investment portfolio. Noninterest revenues should continue to grow at a modest rate during the fourth quarter with expected increases in service charge, trust and investment services income. In addition, AmSouth expects to continue to take securities gains during the fourth quarter of 2003 but the level of gains is not expected to match third quarter levels. AmSouth also anticipates a continued increase in NIE during the fourth quarter of 2003. Failure of any of these expectations to be met could affect the realization of the estimated fourth quarter earnings per share. See the discussion of “Forward-Looking Statements” on page 2, which details a number of additional factors that could cause results to differ from management’s current expectations.

Table 1—Financial Summary

	September 30		% Change
	2003	2002
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$29,128,404	$26,286,850	10.8%
Total assets	44,342,699	39,610,727	11.9
Total deposits	29,468,223	26,631,802	10.7
Shareholders’ equity	3,152,834	3,122,747	1.0

Year-to-date average balances:
Loans net of unearned income	$28,257,539	$25,619,749	10.3%
Total assets	42,067,539	38,135,437	10.3
Total deposits	28,169,743	25,632,711	9.9
Shareholders’ equity	3,105,990	3,015,084	3.0

	Nine Months Ended September 30		% Change	Three Months Ended September 30		% Change
	2003	2002		2003	2002
	(In thousands except per share data)
Earnings summary
Net income	$467,569	$453,940	3.0%	$157,388	$156,001	0.9%
Earnings per common share	1.33	1.26	5.6	0.45	0.44	2.3
Diluted earnings per common share	1.32	1.25	5.6	0.45	0.43	4.7
Return on average assets (annualized)	1.49%	1.59%		1.44%	1.60%
Return on average equity (annualized)	20.13	20.13		20.18	20.19
Operating efficiency	51.96	50.05		52.58	48.83

Selected ratios
Average equity to assets	7.38%	7.91%		7.14%	7.93%
End-of-period equity to assets	7.11	7.88		7.11	7.88
End-of-period tangible equity to assets	6.47	7.17		6.47	7.17
Allowance for loan losses to loans net of unearned income	1.32	1.45		1.32	1.45

Common stock data
Cash dividends declared	$0.69	$0.66		$0.23	$0.22
Book value at end of period	8.99	8.73		8.99	8.73
Market value at end of period	21.22	20.74		21.22	20.74
Average common shares outstanding	350,294	359,653		349,421	357,567
Average common shares outstanding-diluted	353,971	364,197		353,317	361,961

Table 2—Year-to-Date Yields Earned on Average Interest-Earning Assets

and Rates Paid on Average Interest-Bearing Liabilities

	2003			2002
	Nine Months Ended September 30			Nine Months Ended September 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$28,257,539	$1,190,224	5.63%	$25,619,749	$1,273,173	6.64%
Available-for-sale securities	4,903,411	229,832	6.27	4,330,258	260,036	8.03
Held-to-maturity securities	4,455,098	174,251	5.23	4,030,808	197,933	6.57

Total investment securities	9,358,509	404,083	5.77	8,361,066	457,969	7.32
Other interest-earning assets	304,189	4,769	2.10	501,395	14,178	3.78

Total interest-earning assets	37,920,237	1,599,076	5.64	34,482,210	1,745,320	6.77
Cash and other assets	4,417,836			3,880,889
Allowance for loan losses	(388,011)			(371,940)
Market valuation on available-for-sale securities	117,477			144,278

	$42,067,539			$38,135,437

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$5,713,290	22,459	0.53	$5,239,799	36,256	0.93
Money market and savings deposits	7,542,305	36,960	0.66	6,586,684	57,951	1.18
Time deposits	6,409,722	153,270	3.20	6,488,436	184,024	3.79
Foreign deposits	735,433	5,017	0.91	397,881	4,099	1.38
Certificates of deposit of $100,000 or more	2,407,491	50,128	2.78	2,061,077	53,863	3.49
Federal funds purchased and securities sold under agreements to repurchase	1,989,953	14,391	0.97	2,008,982	21,385	1.42
Other interest-bearing liabilities	7,227,820	227,175	4.20	6,300,865	236,755	5.02

Total interest-bearing liabilities	32,026,014	509,400	2.13	29,083,724	594,333	2.73

Net interest spread			3.51%			4.04%

Noninterest-bearing demand deposits	5,361,502			4,858,834
Other liabilities	1,574,033			1,177,795
Shareholders’ equity	3,105,990			3,015,084

	$42,067,539			$38,135,437

Net interest income/margin on a taxable equivalent basis		1,089,676	3.84%		1,150,987	4.46%

Taxable equivalent adjustment:
Loans		19,936			23,261
Available-for-sale securities		2,590			3,662
Held-to-maturity securities		11,299			11,907

Total taxable equivalent adjustment		33,825			38,830

Net interest income		$1,055,851			$1,112,157

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.

Table 3—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2003									2002
	Third Quarter			Second Quarter			First Quarter			Fourth Quarter			Third Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$28,667,773	$388,365	5.37%	$28,265,837	$396,476	5.63%	$27,829,798	$405,383	5.91%	$26,817,981	$413,571	6.12%	$25,877,960	$419,283	6.43%
Available-for-sale securities	5,540,681	75,238	5.39	4,646,425	75,971	6.56	4,511,821	78,623	7.07	4,286,045	80,291	7.43	4,321,112	85,518	7.85
Held-to-maturity securities	4,467,344	49,463	4.39	4,440,248	59,984	5.42	4,457,596	64,804	5.90	4,237,829	63,390	5.93	4,115,777	66,497	6.41

Total investment securities	10,008,025	124,701	4.94	9,086,673	135,955	6.00	8,969,417	143,427	6.49	8,523,874	143,681	6.69	8,436,889	152,015	7.15
Other interest-earning assets	399,336	2,911	2.89	356,393	1,323	1.49	154,144	535	1.41	569,309	2,562	1.79	620,380	4,263	2.73

Total interest-earning assets	39,075,134	515,977	5.24	37,708,903	533,754	5.68	36,953,359	549,345	6.03	35,911,164	559,814	6.18	34,935,229	575,561	6.54
Cash and other assets	4,612,263			4,444,195			4,192,435			4,120,380			3,914,917
Allowance for loan losses	(390,219)			(391,229)			(382,501)			(381,464)			(377,708)
Market valuation on available-for-sale securities	18,529			156,129			179,543			187,887			177,922

	$43,315,707			$41,917,998			$40,942,836			$39,837,967			$38,650,360

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$5,793,183	6,295	0.43	$5,753,817	8,129	0.57	$5,590,645	8,035	0.58	$5,259,390	9,300	0.70	$5,205,385	12,271	0.94
Money market and savings deposits	7,670,427	9,144	0.47	7,548,133	13,819	0.73	7,405,443	13,997	0.77	7,283,621	17,552	0.96	6,677,187	20,275	1.20
Time deposits	6,480,037	49,861	3.05	6,421,798	51,116	3.19	6,325,633	52,293	3.35	6,461,664	56,989	3.50	6,462,647	59,145	3.63
Foreign deposits	828,492	1,658	0.79	689,875	1,675	0.97	686,369	1,684	1.00	675,778	1,795	1.05	482,911	1,668	1.37
Certificates of deposit of $100,000 or more	2,826,776	18,087	2.54	2,352,829	16,555	2.82	2,034,158	15,486	3.09	2,134,920	16,864	3.13	2,178,556	18,140	3.30
Federal funds purchased and securities sold under agreements to repurchase	1,954,417	3,917	0.80	1,836,940	4,555	0.99	2,180,991	5,919	1.10	2,023,816	6,308	1.24	1,973,865	7,452	1.50
Other interest-bearing liabilities	7,365,016	72,765	3.92	7,333,085	77,241	4.22	6,981,141	77,169	4.48	6,464,030	78,335	4.81	6,406,880	79,613	4.93

Total interest-bearing liabilities	32,918,348	161,727	1.95	31,936,477	173,090	2.17	31,204,380	174,583	2.27	30,303,219	187,143	2.45	29,387,431	198,564	2.68

Net interest spread			3.29%			3.51%			3.76%			3.73%			3.86%

Noninterest-bearing demand deposits	5,605,708			5,329,351			5,144,378			5,050,493			4,892,434
Other liabilities	1,696,861			1,539,225			1,483,672			1,406,418			1,304,866
Shareholders’ equity	3,094,790			3,112,945			3,110,406			3,077,837			3,065,629

	$43,315,707			$41,917,998			$40,942,836			$39,837,967			$38,650,360

Net interest income/margin on a taxable equivalent basis		354,250	3.60%		360,664	3.84%		374,762	4.11%		372,671	4.12%		376,997	4.28%

Taxable equivalent adjustment:
Loans		6,479			6,617			6,840			7,198			7,428
Available-for-sale securities		743			906			941			1,043			1,152
Held-to-maturity securities		3,575			3,785			3,939			3,947			4,032

Total taxable equivalent adjustment		10,797			11,308			11,720			12,188			12,612

Net interest income		$343,453			$349,356			$363,042			$360,483			$364,385

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-earning liabilities are included in other liabilities.

Table 4—Loans and Credit Quality

	Loans* September 30		Nonperforming Loans** September 30		Net Charge-offs Nine Months Ended September 30
	2003	2002	2003	2002	2003	2002
	(In thousands)
Commercial:
Commercial & industrial	$5,228,850	$5,035,368	$52,245	$62,621	$34,155	$46,055
Commercial loans—secured by real estate	1,914,300	1,664,831	18,450	14,684	893	(106)
Commercial leases	1,907,385	1,720,643	4,695	15,922	908	9,257

Total commercial	9,050,535	8,420,842	75,390	93,227	35,956	55,206

Commercial real estate:
Commercial real estate mortgages	2,420,498	2,142,236	11,489	19,938	2,540	450
Real estate construction	2,251,109	2,206,642	7,515	15,641	1,243	1,557

Total commercial real estate	4,671,607	4,348,878	19,004	35,579	3,783	2,007

Consumer:
Residential first mortgages	3,570,875	2,163,751	11,892	10,494	1,879	1,993
Equity loans and lines	6,826,872	6,179,910	14,135	11,470	26,554	19,937
Dealer indirect	3,698,688	3,725,620	23	-0-	30,943	36,205
Revolving credit	527,668	519,326	-0-	-0-	17,626	18,137
Other consumer	782,159	928,523	349	672	9,979	10,344

Total consumer	15,406,262	13,517,130	26,399	22,636	86,981	86,616

	$29,128,404	$26,286,850	$120,793	$151,442	$126,720	$143,829

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5—Allowance for Loan Losses

	2003			2002
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	(Dollars in thousands)
Balance at beginning of period	$384,011	$383,936	$381,579	$379,878	$371,418
Loans charged off	(55,102)	(55,565)	(52,988)	(61,334)	(53,928)
Recoveries of loans previously charged off	13,350	12,940	10,645	9,585	10,988

Net charge-offs	(41,752)	(42,625)	(42,343)	(51,749)	(42,940)
Addition to allowance charged to expense	41,800	42,700	44,700	53,450	51,400

Balance at end of period	$384,059	$384,011	$383,936	$381,579	$379,878

Allowance for loan losses to loans net of unearned income	1.32%	1.36%	1.39%	1.40%	1.45%
Allowance for loan losses to nonperforming loans*	317.95%	300.84%	256.73%	240.25%	250.84%
Allowance for loan losses to nonperforming assets*	237.30%	218.99%	200.75%	193.69%	201.29%
Net charge-offs to average loans net of unearned income (annualized)	0.58%	0.60%	0.62%	0.77%	0.66%

*	Exclusive of accruing loans 90 days past due.

Table 6—Nonperforming Assets

	2003			2002
	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Nonaccrual loans*	$120,793	$127,645	$149,551	$158,829	$151,442
Foreclosed properties	35,163	40,656	34,622	33,828	32,567
Repossessions	5,890	7,058	7,082	4,346	4,716

Total nonperforming assets*	$161,846	$175,359	$191,255	$197,003	$188,725

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.55%	0.62%	0.69%	0.72%	0.72%
Accruing loans 90 days past due	$72,588	$67,454	$80,585	$91,045	$93,700

*	Exclusive of accruing loans 90 days past due.

Table 7—Investment Securities

	September 30, 2003		September 30, 2002
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$3,716,072	$3,725,530	$2,866,337	$2,955,499
Other securities	586,821	592,994	1,006,420	1,032,728
State, county and municipal securities	326,833	354,487	342,404	374,627

	$4,629,726	$4,673,011	$4,215,161	$4,362,854

Available-for-sale:
U.S. Treasury and federal agency securities	$5,371,739		$3,613,444
Other securities	998,971		760,563
State, county and municipal securities	58,107		74,348

	$6,428,817		$4,448,355

NOTES:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 2003, were approximately 4.1 years and 4.61%, respectively. Included in the combined portfolios was $10.0 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 2003, were approximately 3.9 years and 4.56%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.4 years.
2.	The available-for-sale portfolio included net unrealized gains of $32.2 million and $197.1 million at September 30, 2003 and 2002, respectively.

Table 8—Other Interest-Bearing Liabilities

	September 30
	2003		2002
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$381,471		$25,607
Commercial paper	3,257		6,073
Other borrowings	45,733		44,748

Total other borrowed funds	$430,461		$76,428

Other long-term debt:
4.85% Subordinated Notes Due 2013	$496,451		$-0	-
6.45% Subordinated Notes Due 2018	302,155		302,652
6.125% Subordinated Notes Due 2009	174,759		174,715
6.75% Subordinated Debentures Due 2025	149,964		149,946
7.75% Subordinated Notes Due 2004	149,939		149,847
7.25% Senior Notes Due 2006	99,816		99,744
6.875% Subordinated Notes Due 2003	-0	-	49,982
6.625% Subordinated Notes Due 2005	49,881		49,828
Other long-term debt	672		3,427
Statement 133 valuation adjustment	51,709		71,777

Total other long-term debt	$1,475,346		$1,051,918

Table 9—Capital Amounts and Ratios

	September 30
	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$2,862,471	7.65%	$2,718,140	7.94%
AmSouth Bank	3,304,490	8.84	3,303,047	9.68

Total capital:
AmSouth	$4,246,392	11.34%	$3,730,121	10.90%
AmSouth Bank	4,433,714	11.86	3,990,479	11.69

Leverage:
AmSouth	$2,862,471	6.65%	$2,718,140	7.08%
AmSouth Bank	3,304,490	7.68	3,303,047	8.61

Table 10—Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years		4-5 years		After 5 years
	(Dollars in thousands)
Borrowings (1)	$9,670,466	$2,801,607	$250,139		$666,908		$5,951,812
Operating leases	454,603	50,466	89,797		78,541		235,799
Time deposits (2)	9,273,947	6,278,662	2,257,001		738,284		-0	-
Foreign deposits	867,949	867,949	-0	-	-0	-	-0	-

Total contractual cash obligations	$20,266,965	$9,998,684	$2,596,937		$1,483,733		$6,187,611

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years		4-5 years		After 5 years
	(Dollars in thousands)
Commercial letters of credit	$43,268	$31,247	$12,021		$-0	-	$-0	-
Standby letters of credit	2,916,244	1,363,879	1,012,879		482,226		57,260
Commitments to extend credit (3)	14,639,743	10,715,574	3,131,287		696,747		96,135

Total commercial commitments	$17,599,255	$12,110,700	$4,156,187		$1,178,973		$153,395

Notes:

1.	All maturities are based on contractual maturities. Excludes $51.7 million of FAS 133 valuation adjustments.
2.	Excludes $523 thousand of FAS 133 valuation adjustments.
3.	Excludes $3.1 billion of loan commitments under equity lines and $2.0 billion under revolving lines of credit which do not have scheduled expiration dates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 18 and 19 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

An evaluation was performed as of September 30, 2003 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.

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

Item 6.  Exhibits and Reports on Form 8-K

Item 6(a)—Exhibits

The exhibits listed in the Exhibit Index at page 34 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)—Reports on Form 8-K

One report on Form 8-K was furnished by AmSouth during the period July 1, 2003 to September 30, 2003:

A report was furnished on July 15, 2003 to furnish copies of the press release and supplemental financial information regarding preliminary results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	By:	/s/ C. DOWD RITTER
C. Dowd Ritter Chairman, President and Chief Executive Officer

November 12, 2003	By:	/s/ DONALD R. KIMBLE
Donald R. Kimble Executive Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.