Form 10-K
period 2003-12-31
AMSOUTH BANCORPORATION
filed 2004-03-08
CIK 3133

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003                 Commission File Number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

AmSouth Center
1900 Fifth Avenue North
Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 320-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒             No ☐

The aggregate market value of the common equity held by nonaffiliates of the registrant as of June 30, 2003 (the last business day of AmSouth Bancorporation’s most recently completed second fiscal quarter) was $7,428,232,812. (Note 1)

As of February 17, 2004, AmSouth Bancorporation had 352,913,863 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Annual Report to Shareholders for the year ended December 31, 2003: Part I, Part II

Proxy Statement for Annual Meeting to be held April 15, 2004: Part III

Note  1:    In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of June 30, 2003 by its directors and principal executive officers and voting stock held by AmSouth’s employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth’s subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at June 30, 2003. AmSouth’s response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

AMSOUTH BANCORPORATION

Form 10-K

i

PART I

ITEM 1.	BUSINESS

General

AmSouth Bancorporation (AmSouth) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary AmSouth Bank (the Bank) and its other subsidiaries. At December 31, 2003, AmSouth had total consolidated assets of approximately $46 billion.

The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2003, the Bank had total consolidated assets of approximately $45.6 billion and total consolidated deposits of approximately $30.8 billion. As of December 31, 2003, the assets of the Bank constituted virtually all of the assets of AmSouth.

AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of large and middle market corporate customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial leasing. Wealth Management is comprised of trust, institutional, retirement and broker-dealer services. This area includes traditional trust, custody and agency services as well as a substantial selection of investment management services.

These services are offered to businesses and individuals through the Bank’s approximately 650 offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of more than 1,200 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to Items 7 and 8 of this Form 10-K.

As of December 31, 2003, AmSouth and its subsidiaries had approximately 12,385 full-time equivalent employees.

Competition

AmSouth’s subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers, including automotive retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. At December 31, 2003, AmSouth was the 21st largest bank holding company headquartered in the United States based on total assets.

Competition between financial institutions is also affected by the Gramm-Leach-Bliley Act, which became law in late 1999. This Act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies that are deemed well capitalized and well managed by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to engage in securities, insurance and other activities that are financial in nature or incidental or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Subsidiaries of financial holding companies that are insured depository institutions must have a rating of at least “satisfactory” under the Community Reinvestment Act of 1977 for such financial holding companies to engage in these expanded financial activities. In 2000, AmSouth elected to be a financial holding company under the Gramm-Leach-Bliley Act.

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

General

As a financial holding company and bank holding company, AmSouth is subject to regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the BHCA). A financial holding company may own insured depository institutions and engage through its non-bank affiliates in a broader range of financial activities than previously permissible for a bank holding company. These activities include underwriting securities, insurance underwriting, merchant banking and insurance company investments, in addition to any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve is responsible for “umbrella” supervision and examination of financial holding companies. Other federal and state regulators regulate, supervise and examine the “functionally regulated subsidiaries” such as insurance companies and broker-dealers.

The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama (the Superintendent). The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

The Bank’s subsidiaries are also subject to regulation, supervision and examination by other federal and state and self-regulatory agencies. For example, AmSouth Investment Services, Inc., a registered broker-dealer, is subject to the supervision of the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, and state securities and insurance agencies. AmSouth Asset Management, Inc. and AmSouth Investment Management Company LLC, both investment advisers, are subject to regulation by the SEC in addition to state securities agencies.

Payment of Dividends

AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including cash flow used to pay dividends on AmSouth’s capital stock and interest and principal on any debt of AmSouth, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Bank also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See “Capital Adequacy and Related Matters” below.

Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to obtain approval of the Superintendent prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank’s surplus without the prior written approval of the Superintendent.

In addition, as a member of the Federal Reserve System, the Bank is required by federal law to obtain regulatory approval for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year could exceed the total of (a) the Bank’s net income (as reportable in its Reports of Condition and Income) for that year, plus (b) the Bank’s retained net income (as defined and interpreted by regulation) for the preceding two years, less any net losses incurred in the current or prior two years and any required transfers to surplus or a fund for the retirement of preferred stock.

Furthermore, if, in the opinion of the applicable federal bank regulatory authority, a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and a hearing, that such bank cease and desist from such practice. The Federal Reserve Board has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. In addition, the Federal Deposit Insurance Act (the FDI Act) imposes restrictions on the payments of dividends by the Bank, as described under “Capital Adequacy and Related Matters—Prompt Corrective Action” below. Moreover, the Federal Reserve Board has issued a policy statement that provides that bank holding companies and state member banks should generally pay dividends only out of current operating earnings.

Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2004 of an amount equal to $21.3 million plus its net income for 2004.

Capital Adequacy and Related Matters

Capital Guidelines

AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital must be composed principally of common equity less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt and a limited amount of loan loss reserves. At December 31, 2003, AmSouth’s consolidated Tier 1 Capital and Total Capital ratios were 7.71 percent and 11.22 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4 percent. AmSouth’s Leverage Ratio at December 31, 2003 was 6.66 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2003. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

Prompt Corrective Action

The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, a state member bank is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2003, the Bank had capital ratios sufficient to qualify as “well capitalized”. The FDI Act authorizes, and in some cases automatically imposes, serious restrictions on a bank’s business as it declines in capital-based tier.

The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing laws and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 2003.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2003, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

Holding Company Structure

There are various legal restrictions on the extent to which AmSouth and its nonbank subsidiaries may borrow or otherwise obtain funding from the Bank. The Bank (and its subsidiaries) may only engage in borrowing and other “covered transactions” with nonbank and nonsavings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of the Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of the Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates, became effective on April 1, 2003. This Regulation combines the Federal Reserve Board’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act with interpretations of these statutory sections that were affected by the Gramm-Leach-Bliley Act. For example, Regulation W addresses the definition of “financial subsidiaries” for the purposes of affiliate transactions and the valuation of a bank’s investment in a financial subsidiary affiliate. The adoption and subsequent effectiveness of Regulation W did not have a material impact on AmSouth’s operations.

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

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against the institution, including any claims of the bank’s holding company as a creditor. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including a parent holding company such as AmSouth, in its capacity as creditor, in order of priority of payment.

Liability for Affiliate Insured Depository Institutions

Under the FDI Act, an insured depository institution, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The Bank is currently the only depository institution subsidiary of AmSouth. It is possible, however, that AmSouth will have other depository institution subsidiaries in the future.

The USA Patriot Act

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. AmSouth has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Available Information

AmSouth maintains an Internet website at www.amsouth.com. AmSouth makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, on the same day that AmSouth files these reports with the SEC. AmSouth’s (i) Corporate Governance Guidelines, (ii) Code of Conduct, (iii) Code of Ethics for Senior Financial Officers, and (iv) Charters of its Corporate Governance, Audit and Human Resources Committees are also available on the website. From AmSouth’s home page at www.amsouth.com, go to “Resource Centers” and click on “Investor Relations” to access these reports and other documents. AmSouth’s Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Financial Officers and Corporate Governance, Audit and Human Resources Committee Charters are also available in print upon written request addressed to Investor Relations, AmSouth Bancorporation, P.O. Box 11007, Birmingham, Alabama 35288.

ITEM 2. PROPERTIES

The executive offices of AmSouth are located in the AmSouth Center in downtown Birmingham, Alabama, which is owned by the Bank. The Bank and its subsidiaries occupy various offices throughout Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. These properties are owned, leased or subject to a ground lease. Leased properties principally constitute land and buildings under long-term leases in which the Bank and other non-bank subsidiaries maintain offices.

Additional information relating to properties is set forth in Note 6 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, AmSouth and its subsidiaries are from time to time named as defendants in or parties to pending and threatened legal actions and proceedings. Among the actions which are pending against AmSouth are actions brought on behalf of various classes of claimants. These actions and claims, including class actions, are similar to others that have been brought in recent years against financial institutions and relate to AmSouth’s lending, collections, loan servicing, depository, investment, trust and other activities. These actions and claims allege violations of consumer protection, securities, banking and other laws, both state and federal. Some of these claims and actions seek substantial compensatory and punitive damage awards and injunctive relief. Additionally, AmSouth, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.

AmSouth has received a target letter from the U.S. Attorney’s Office for the Southern District of Mississippi (USAO) stating that a grand jury is investigating certain possible criminal violations by AmSouth. The investigation arises from a fraudulent note scheme committed by Louis Hamric and Victor Nance. At the time Hamric and Nance committed the fraud, Hamric was a practicing attorney and Nance was a registered representative for MONY Securities Corporation. Beginning in 2000, Hamric and Nance opened custody accounts at AmSouth Bank to hold fraudulent notes owed by Hamric. In 2002 Hamric defaulted on promissory notes owed to approximately 50 of the investors totaling approximately $15 million. AmSouth and other institutions have paid settlements to most of the investors in aggregate amounts exceeding 100% of the principal they invested plus interest. AmSouth has settled all but one of the civil suits filed against it. Hamric, Nance, and other individuals connected with them pled guilty to the scheme in 2003. AmSouth believes that the USAO’s investigation includes the failure to discover the fraud and timely file a suspicious activity report, potential privacy violations regarding disclosure of customer information, and possible obstruction regarding the grand jury investigation and the initial review of the matter by the Federal Reserve. The grand jury for the Southern District of Mississippi recently indicted a former employee of the Bank, who left the Bank in 2001, for alleged misrepresentations to the grand jury. The former employee has pled not guilty. AmSouth is cooperating fully with the investigation.

It may take a number of years to fully and finally resolve the legal proceedings, including actions, claims and disagreements with regulators and law enforcement agencies, currently pending due to their complexity and for other reasons. Further, in view of the inherent difficulty of predicting the outcome of such proceedings, AmSouth cannot state what the eventual outcome of these proceedings will be. Nonetheless, based on current knowledge and the advice of legal counsel, and although the potential impact of the filing of criminal charges is inherently unpredictable, AmSouth’s management is of the opinion that the ultimate resolution of these legal proceedings, including the matters described above, will not have a material adverse effect on the consolidated financial condition, operations or liquidity of AmSouth.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter	56	Chairman of AmSouth (September 1996 to October 1999 and January 2001 to date) and AmSouth Bank (September 1996 to date), President and Chief Executive Officer (January 1996 to date) of AmSouth and AmSouth Bank, and Director of AmSouth and AmSouth Bank.

Candice W. Bagby	54	Senior Executive Vice President and Consumer Banking Group Head of AmSouth and AmSouth Bank (August 1995 to date).

David B. Edmonds	50	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Human Resources Director of AmSouth and AmSouth Bank (October 1994 to date). Formerly, Executive Vice President (October 1994 to December 2002) of AmSouth and AmSouth Bank.

John M. Gaffney	49	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Commercial Banking Group Head of AmSouth and AmSouth Bank (May 2002 to date). Formerly, Executive Vice President (December 1998 to November 2002), North Central Alabama Area Executive (January 2000 to April 2002) and Birmingham City President (December 1998 to December 1999) of AmSouth and AmSouth Bank.

Grayson Hall, Jr.	46	Senior Executive Vice President (December 2000 to date) and Operations and Technology Group Head (January 1993 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (June 1994 to December 2000) of AmSouth and AmSouth Bank.

Susan Martinez	49	Senior Executive Vice President and Florida Banking Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (November 2000 to January 2004), Area Executive for West Coast Florida (July 2002 to January 2004), Area Executive for Central Florida (November 2000 to June 2002), and Consumer Banking Area Sales Manager (February 1998 to November 2000) of AmSouth and AmSouth Bank.

W. Charles Mayer, III	49	Senior Executive Vice President of AmSouth and AmSouth Bank (October 1994 to date) and Alabama/South Louisiana Banking Group Head (October 1999 to date) of AmSouth and AmSouth Bank. Formerly, Commercial Banking Group Head (November 2000 to May 2002), Alabama/Tennessee/Georgia Banking Group Head (November 1997 to October 1999), and Alabama Banking Group Head (May 1995 to October 1999) of AmSouth Bank.

Beth E. Mooney	49	Senior Executive Vice President (June 2000 to date) and Chief Financial Officer and Finance and Credit Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Tennessee/North Louisiana Banking Group Head (June 2000 to February 2004) of AmSouth and AmSouth Bank. Formerly, President (June 1999 to June 2000) of Bank One Ohio, NA, and Chief Operating Officer (June 1998 to June 1999) of DPL Incorporated (electric public utility).

E. W. Stephenson, Jr.	57	Senior Executive Vice President of AmSouth and AmSouth Bank (July 1993 to date), Mississippi Banking Group Head (November 2000 to date) and Tennessee/North Louisiana Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Florida Banking Group Head (July 1997 to February 2004) of AmSouth Bank.

Geoffrey A. von Kuhn	52	Senior Executive Vice President and Wealth Management Group Head (April 2001 to date) of AmSouth and AmSouth Bank. Formerly, Head of U.S. Private Bank for Citigroup (April 2000 to April 2001), and Senior Managing Director and Vice Chairman of Banc One Capital Markets (February 1998 to April 2000).

Stephen A. Yoder	50	Senior Executive Vice President (December 2002 to date), General Counsel (August 1995 to date) and Corporate Secretary (October 1999 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (August 1995 to December 2002) of AmSouth and AmSouth Bank.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AmSouth’s common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Note 23 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. As of February 17, 2004, there were 27,291 holders of record of AmSouth’s common stock (including participants in the Direct Stock Purchase and Dividend Reinvestment Plan).

Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2003, are set forth in Note 16 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth and the ability of AmSouth to pay dividends on its common stock is set forth in Part I under the headings “Supervision and Regulation—Payment of Dividends” and “Supervision and Regulation—Capital Adequacy and Related Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last six years.

(Dollars in thousands except per share data)	2003	2002	2001	2000	1999	1998
Earnings summary
Net interest income	$1,414,635	$1,472,640	$1,366,722	$1,361,198	$1,507,944	$1,444,284
Provision for loan losses	173,700	213,550	187,100	227,600	165,626	99,067

Net interest income after provision for loan losses	1,240,935	1,259,090	1,179,622	1,133,598	1,342,318	1,345,217
Noninterest revenues	855,778	739,361	748,222	669,494	847,560	799,854
Noninterest expenses	1,205,577	1,126,622	1,157,232	1,348,530	1,648,507	1,406,272

Income before income taxes	891,136	871,829	770,612	454,562	541,371	738,799
Income taxes	265,015	262,682	234,266	125,435	200,903	264,725

Net income	$626,121	$609,147	$536,346	$329,127	$340,468	$474,074

Earnings per common share	$1.79	$1.70	$1.46	$0.86	$0.87	$1.22
Diluted earnings per common share	1.77	1.68	1.45	0.86	0.86	1.20
Cash dividends declared	0.93	0.89	0.85	0.81	0.71	0.57
Return on average assets	1.47%	1.58%	1.40%	0.79%	0.81%	1.22%
Return on average equity	20.08	20.10	18.56	11.57	10.69	15.33
Operating efficiency	52.08	49.78	53.12	64.42	69.24	61.97

Selected year end balances
Loans net of unearned income	$29,339,364	$27,350,918	$25,124,493	$24,616,435	$26,266,759	$24,445,296
Assets	45,615,516	40,571,272	38,600,414	38,935,978	43,415,351	40,639,522
Deposits	30,440,353	27,315,624	26,167,017	26,623,304	27,912,443	28,533,760
Long-term debt	7,852,434	6,889,283	6,102,255	5,883,405	5,603,486	4,392,825
Shareholders’ equity	3,229,669	3,115,997	2,955,099	2,813,407	2,959,205	3,207,424

Selected average balances
Loans net of unearned income	$28,511,159	$25,921,769	$24,763,798	$25,879,910	$25,471,295	$24,027,839
Assets	42,730,516	38,564,568	38,238,393	41,860,171	41,817,240	38,842,481
Deposits	28,582,616	25,943,534	25,916,181	27,323,133	27,718,029	27,150,710
Long-term debt	7,155,302	6,253,669	6,117,333	6,031,983	5,292,217	3,791,953
Shareholders’ equity	3,117,362	3,030,901	2,889,248	2,844,987	3,185,084	3,091,737

Selected ratios
Net interest margin	3.78%	4.37%	4.11%	3.71%	4.02%	4.14%
Allowance for loan losses to loans net of unearned income	1.31	1.40	1.45	1.55	1.35	1.51
Nonperforming assets to loans net of unearned income, foreclosed properties and repossessions	0.50	0.72	0.76	0.80	0.61	0.54
Ending equity to ending assets	7.08	7.68	7.66	7.23	6.82	7.89
Average equity to average assets	7.30	7.86	7.56	6.80	7.62	7.96

Note 1. In 2002, AmSouth adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which requires companies to no longer amortize goodwill but to test goodwill periodically for impairment. Accordingly, 2003 and 2002 results no longer include goodwill amortization expense. For additional discussion, see Note 2 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of AmSouth’s 2003 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, Management’s Statement on Responsibility for Financial Reporting, and the Report of Independent Auditors contained in AmSouth’s 2003 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As a bank holding company, AmSouth is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 (FDICIA). FDICIA requirements include an annual assessment by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of our internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA our independent auditors have annually examined and attested to, without qualification, management’s assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

In connection with recent legislation and regulations, we have implemented enhancements to certain of our processes, which include establishing an SEC Filings Review Committee and generally formalizing and documenting disclosure controls and procedures that we already had in place. Any future refinements to our controls and procedures will continue to build upon our existing framework.

An evaluation was performed as of December 31, 2003 under the supervision and with the participation of AmSouth’s management, including the CEO and CFO, of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical and business experience information about the directors and director nominees of AmSouth included in AmSouth’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2004

(the Proxy Statement) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on AmSouth’s executive officers is included in Part I of this report.

Information regarding AmSouth’s Audit Committee included under the captions “Audit Committee” and “Audit Committee Financial Experts” of the Proxy Statement is hereby incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

AmSouth’s Code of Ethics for Senior Financial Officers is available at www.amsouth.com, as discussed in “Available Information” on page 6 above. AmSouth intends to disclose any amendments or waivers with respect to its Code of Ethics for Senior Financial Officers on its website at www.amsouth.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included under the caption “Executive Compensation” of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings “Human Resources Committee Report on Executive Compensation” and “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Voting Securities and Principal Holders Thereof” in the Proxy Statement and under the caption “Equity Compensation Plan Information” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the caption “Certain Relationships, Related Transactions and Legal Proceedings” is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the Proxy Statement under the caption “Independent Public Accountants” is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements and Financial Statement Schedules

Financial Statements

The following management’s statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth’s 2003 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

Management’s Statement on Responsibility for Financial Reporting

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Condition-December 31, 2003 and 2002

Consolidated Statement of Earnings-Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Shareholders’ Equity-Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows-Years ended December 31, 2003, 2002 and 2001

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

(b)    Reports on Form 8-K

One report on Form 8-K was filed by AmSouth during the period October 1, 2003 to December 31, 2003.

The report was filed on October 14, 2003 and announced AmSouth’s preliminary results of operations for the quarter ended September 30, 2003.

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

Date: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ C. DOWD RITTER C. Dowd Ritter	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2004

By:	/s/ BETH E. MOONEY Beth E. Mooney	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2004

By:	/s/ DONALD R. KIMBLE Donald R. Kimble	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 8, 2004

By:	* Earnest W. Deavenport, Jr.	A Director	March 8, 2004

By:	* Rodney C. Gilbert	A Director	March 8, 2004

By:	* Martha R. Ingram	A Director	March 8, 2004

By:	* Victoria B. Jackson	A Director	March 8, 2004

By:	* Ronald L. Kuehn, Jr.	A Director	March 8, 2004

By:	* James R. Malone	A Director	March 8, 2004

By:	* Charles D. McCrary	A Director	March 8, 2004

	Signature	Title	Date

By:	* Claude B. Nielsen	A Director	March 8, 2004

By:	* Cleophus Thomas, Jr.	A Director	March 8, 2004

*	Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ CARL L. GORDAY Carl L. Gorday Attorney in Fact

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

Exhibits	Description

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	Bylaws of AmSouth Bancorporation (2)

4.1	Agreement and Addendum for Advances and Security Agreement with Blanket Floating Lien and Agreement for Advances, Specific Collateral Pledge and Security Agreement (3)

4.2	Addendum to Agreement for Advances and Security Agreement with Blanket Floating Lien

4.3	Second Addendum to the Agreement for Advances and Security Agreement with Blanket Floating Lien (4)

4.4	Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (5)

*10.1	AmSouth Bancorporation Executive Incentive Plan, as amended (6)

*10.2	AmSouth Bancorporation Relocation Policy for Executive Officers (7)

*10.3	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan

*10.4	1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (8)

*10.5	Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)

*10.6	Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (10)

*10.7	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended (11)

*10.8	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation (12)

*10.9	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan

*10.10	Employment Agreement for C. Dowd Ritter (13)

*10.11	Form of Change-in-Control Agreement for certain Executive Officers (14)

*10.12	AmSouth Bancorporation Deferred Compensation Plan (15)

*10.13	Amended and Restated Stock Option Plan for Outside Directors (16)

*10.14	Life Insurance Agreement (17)

*10.15	Supplemental Long-Term Disability Plan (18)

*10.16	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (19)

*10.17	First American Corporation Directors’ Deferred Compensation Plan (20)

*10.18	AmSouth Bancorporation Employee Stock Purchase Plan (21)

13	AmSouth Bancorporation’s 2003 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K

Exhibits	Description

21	List of Subsidiaries of AmSouth Bancorporation

23	Consent of Ernst & Young LLP, Independent Auditors

24	Powers of Attorney

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(12)	Filed as Exhibit 10-q to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(13)	Filed as Exhibit 10-m to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference
(14)	Filed as Exhibit 10-n to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999. Agreements in this form have been entered into with the following Executive Officers: David B. Edmonds, John M. Gaffney, Grayson Hall, Jr., W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney, Geoffrey A. von Kuhn and Stephen A. Yoder
(15)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2000, incorporated herein by reference
(16)	Filed as Exhibit 10-m to AmSouth’s Form 10-K Annual Report for the year ended December 31, 2002, incorporated herein by reference
(17)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(18)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(19)	Filed as part of First American’s Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)

(20)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002, incorporated herein by reference
(21)	Filed as Exhibit 10-r to AmSouth’s Form 10-K Annual Report for the year ended December 31, 2002, incorporated herein by reference