Form 10-Q
period 2004-03-31
AMSOUTH BANCORPORATION
filed 2004-05-03
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004Commission file number 1-7476

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

As of April 27, 2004, AmSouth Bancorporation had 352,249,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in accounting and tax principles, policies or guidelines; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; and the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries. To the extent that terrorist attacks or other hostilities, including geopolitical conflicts, cause a prolonged negative impact on the economy, the effects may include: adverse changes in customers’ borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including AmSouth. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	March 31	December 31	March 31
	2004	2003	2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,074,116	$1,163,986	$1,372,188
Federal funds sold and securities purchased under agreements to resell	654,000	-0-	441,988
Trading securities	552	2,721	1,060
Available-for-sale securities	6,371,254	7,125,971	5,110,643
Held-to-maturity securities (market value of $6,206,159, $4,948,556 and $4,781,480, respectively)	6,139,369	4,928,195	4,682,460
Loans held for sale	234,842	102,292	10,871
Loans	30,613,623	30,088,814	28,381,565
Less: Allowance for loan losses	382,450	384,124	383,936
Unearned income	719,900	749,450	682,617

Net loans	29,511,273	28,955,240	27,315,012
Other interest-earning assets	44,735	40,218	35,027
Premises and equipment, net	993,651	964,692	864,517
Cash surrender value—bank owned life insurance	1,077,426	1,065,996	1,029,321
Accrued interest receivable and other assets	1,313,750	1,266,205	1,236,412

	$47,414,968	$45,615,516	$42,099,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$6,544,028	$6,273,835	$5,569,319
Interest-bearing checking	6,737,060	6,183,832	5,767,727
Money market and savings deposits	7,887,543	7,592,020	7,636,685
Time	6,118,682	6,278,053	6,317,130
Certificates of deposit of $100,000 or more	3,103,575	2,818,490	2,052,939
Foreign	1,153,804	1,294,123	656,649

Total deposits	31,544,692	30,440,353	28,000,449
Federal funds purchased and securities sold under agreements to repurchase	1,927,492	2,026,253	1,826,851
Other borrowed funds	325,169	343,202	149,842
Long-term Federal Home Loan Bank advances	5,783,600	5,737,952	5,732,740
Other long-term debt	2,286,091	2,114,482	1,550,816

Total deposits and interest-bearing liabilities	41,867,044	40,662,242	37,260,698
Accrued expenses and other liabilities	2,175,575	1,723,605	1,713,622

Total liabilities	44,042,619	42,385,847	38,974,320

Shareholders’ equity:
Preferred stock—no par value:
Authorized—2,000,000 shares; Issued and outstanding—none	-0-	-0-	-0-
Common stock—par value $1 a share:
Authorized—750,000,000 shares; Issued—416,769,000, 416,878,000 and 416,909,000 shares, respectively	416,769	416,878	416,909
Capital surplus	714,262	715,663	706,234
Retained earnings	3,295,748	3,228,533	3,016,279
Cost of common stock in treasury—63,865,000, 64,987,000 and 65,264,000 shares, respectively	(1,054,734)	(1,076,644)	(1,082,170)
Deferred compensation on restricted stock	(14,551)	(14,501)	(16,667)
Accumulated other comprehensive income/(loss)	14,855	(40,260)	84,594

Total shareholders’ equity	3,372,349	3,229,669	3,125,179

	$47,414,968	$45,615,516	$42,099,499

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Loans	$375,715	$398,543
Available-for-sale securities	83,419	77,682
Held-to-maturity securities	62,593	60,865
Trading securities	72	55
Loans held for sale	2,627	160
Federal funds sold and securities purchased under agreements to resell	151	166
Other interest-earning assets	59	154

Total interest income	524,636	537,625

INTEREST EXPENSE
Interest-bearing checking	7,346	8,035
Money market and savings deposits	9,315	13,997
Time deposits	44,807	52,293
Certificates of deposit of $100,000 or more	17,241	15,486
Foreign deposits	2,589	1,684
Federal funds purchased and securities sold under agreements to repurchase	6,645	5,919
Other borrowed funds	1,981	1,145
Long-term Federal Home Loan Bank advances	60,469	66,718
Other long-term debt	14,746	9,306

Total interest expense	165,139	174,583

NET INTEREST INCOME	359,497	363,042
Provision for loan losses	28,100	44,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	331,397	318,342

NONINTEREST REVENUES
Service charges on deposit accounts	93,215	75,556
Trust income	28,880	26,027
Consumer investment services income	20,411	16,310
Interchange income	16,299	16,687
Bank owned life insurance policies	11,669	13,834
Bankcard income	6,856	6,201
Mortgage income	7,512	10,016
Portfolio income	9,667	5,930
Other noninterest revenues	25,921	22,324

Total noninterest revenues	220,430	192,885

NONINTEREST EXPENSES
Salaries and employee benefits	173,706	154,065
Net occupancy expense	35,252	31,525
Equipment expense	30,544	27,968
Postage and office supplies	12,958	11,939
Marketing expense	11,746	9,158
Professional fees	8,330	8,412
Communications expense	6,412	7,563
Amortization of intangibles	1,163	1,198
Other noninterest expenses	42,163	37,778

Total noninterest expenses	322,274	289,606

INCOME BEFORE INCOME TAXES	229,553	221,621
Income taxes	69,454	66,265

NET INCOME	$160,099	$155,356

Average common shares outstanding	351,196	351,981
Earnings per common share	$.46	$.44
Diluted average common shares outstanding	356,908	355,265
Diluted earnings per common share	$.45	$.44

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2004	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	160,099	-0-	-0-	-0-	160,099
Other comprehensive income, net of tax:
Changes in unrealized gains and losses on derivative instruments (net of $6,830 tax expense)	-0-	-0-	-0-	-0-	-0-	12,684	12,684
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $25,390 tax expense)	-0-	-0-	-0-	-0-	-0-	42,431	42,431

Comprehensive income							215,214
Cash dividends declared	-0-	-0-	(85,072)	-0-	-0-	-0-	(85,072)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(30,890)	-0-	-0-	(30,890)
Employee stock plans	(109)	(1,897)	(7,812)	49,904	(50)	-0-	40,036
Direct stock purchase and dividend reinvestment plan	-0-	496	-0-	2,896	-0-	-0-	3,392

BALANCE AT MARCH 31, 2004	$416,769	$714,262	$3,295,748	$(1,054,734)	$(14,551)	$14,855	$3,372,349

Disclosure of reclassification amount:
Changes in unrealized holding gains and losses on available-for-sale securities arising during the period						$47,731
Less: Reclassification adjustment for net securities gains realized in net income						5,300

Net change in unrealized gains and losses on available-for-sale securities, net of tax						$42,431

Changes in unrealized holding gains and losses on derivatives arising during the period						$15,675
Less: Reclassification adjustment for gains realized in net income (net of $1,802 tax expense)						2,991

Net change in unrealized gains and losses on derivatives, net of tax						$12,684

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$160,099	$155,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,100	44,700
Depreciation and amortization of premises and equipment	26,206	22,519
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	9,338	5,681
Net (increase) decrease in loans held for sale, excluding guaranteed mortgage loan securitizations	(330,220)	9,038
Net decrease in trading securities	2,175	46,898
Net gains on sales of available-for-sale securities	(8,494)	(4,976)
Net gain on guaranteed mortgage loan securitizations	(1,151)	(7,500)
Net gain on sales of business operations, subsidiaries and other assets	(5,474)	-0-
Net gain on sales of home equity loans	(4,884)	-0-
Net increase in accrued interest receivable, bank-owned life insurance and other assets	(19,555)	(32,596)
Net increase in accrued expenses and other liabilities	42,774	114,670
Provision for deferred income taxes	31,935	31,995
Amortization of intangible assets	1,163	1,198
Other operating activities, net	23,273	21,848

Net cash (used)/provided by operating activities	(44,715)	408,831

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	272,946	643,837
Proceeds from sales of available-for-sale securities	922,946	261,679
Purchases of available-for-sale securities	(318,920)	(1,065,745)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	383,232	668,570
Purchases of held-to-maturity securities	(1,290,855)	(809,791)
Net increase in federal funds sold and securities purchased under agreements to resell	(654,000)	(415,970)
Net (increase) decrease in other interest-earning assets	(4,517)	28,785
Net increase in loans, excluding guaranteed mortgage loan securitizations and sales of home equity loans	(912,769)	(1,064,487)
Proceeds from guaranteed mortgage loan securitizations	344,892	537,570
Proceeds from sales of business operations, subsidiaries and other assets	850	-0-
Proceeds from sales of home equity loans	156,552	-0-
Net purchases of premises and equipment	(55,165)	(48,130)

Net cash used by investing activities	(1,154,808)	(1,263,682)

FINANCING ACTIVITIES
Net increase in deposits	1,104,064	685,753
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(98,761)	57,304
Net decrease in other borrowed funds	(18,033)	(1,176)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	250,000	900,000
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(54,408)	(505,580)
Cash dividends paid	(84,584)	(81,691)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	42,265	47,062
Purchase of common stock	(30,890)	(96,618)

Net cash provided by financing activities	1,109,653	1,005,054

(Decrease) Increase in cash and cash equivalents	(89,870)	150,203
Cash and cash equivalents at beginning of period	1,163,986	1,221,985

Cash and cash equivalents at end of period	$1,074,116	$1,372,188

See notes to consolidated financial statements

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2004 and 2003

Basis of Presentation—The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2003 annual report on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and all of its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2004 presentation. These reclassifications are immaterial and had no effect on net income.

The Financial Accounting Standards Board (FASB) issued a revised version of Interpretation No. 46 “Consolidation of Variable Interest Entities” (Interpretation 46), in December of 2003. This accounting guidance significantly changes how companies determine whether they must consolidate an entity depending on whether the entity is a voting rights entity or a variable interest entity (VIE). The revised Interpretation 46 is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003, and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, AmSouth adopted the guidance of Interpretation 46 for all entities.

In accordance with the new guidance, AmSouth considers a voting rights entity to be a subsidiary and consolidates it if AmSouth has a controlling financial interest in the entity. VIEs are consolidated by AmSouth if it is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., AmSouth is considered to be the primary beneficiary).

Unconsolidated investments in voting rights entities or VIEs in which AmSouth has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which AmSouth has a voting or economic interest of less than 20% are generally carried at cost.

Prior to the adoption of Interpretation 46, AmSouth generally determined whether consolidation of an entity was appropriate based on the nature and amount of equity contributed by third parties, the decision-making power granted to those parties and the extent of their control over the entity’s operating and financial policies. Entities controlled, generally through majority ownership, were consolidated and were considered subsidiaries.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, benefit plan obligations and expenses and the valuation of derivative instruments used in hedging transactions and the corresponding value of items being hedged.

Recent Accounting Developments—In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Statement 132). Statement 132 requires enhanced disclosures for defined benefit pension plans. Statement 132 requires companies to provide more details about their plan assets, investment strategy, measurement dates, benefit obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The disclosures required by Statement 132 are effective for financial statements with fiscal years ending after December 15, 2003, except for disclosures regarding estimated future benefit payments. Disclosures regarding estimated future benefit payments will be required for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See discussion on “Pension” later in Notes to Consolidated Financial Statements for the disclosures required by this statement. As Statement 132 relates to changes in disclosures, its adoption did not have an impact on AmSouth’s financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. AmSouth does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, AmSouth adopted the provisions of SAB 105. AmSouth records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. AmSouth does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on AmSouth’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. AmSouth does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

Cash Flows—For the three months ended March 31, 2004 and 2003, AmSouth paid interest of $157.4 million and $165.0 million, respectively, on its deposits and obligations. During the three months ended March 31, 2004 and 2003, AmSouth received income tax refunds of $9.1 million and $10.0 million, respectively. Noncash transfers from loans to foreclosed properties for the three months ended March 31, 2004 and 2003, were $10.8 million and $14.0 million, respectively. Noncash transfers from foreclosed properties to loans for the three months ended March 31, 2004 and 2003 were $300 thousand and $304 thousand, respectively. During the three months ended March 31, 2003, AmSouth had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $109 million in connection with a guaranteed mortgage loan securitization.

Stock-Based Compensation—AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and stock appreciation rights. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2004 option grants vesting ratably over three years. All of the options granted during the first three months of 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

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

	For the three months ended
	March 31, 2004	March 31, 2003
Net income:
As reported	$160,099	$155,356
Add: Stock-based compensation expense included in reported net income, net of tax	198	492
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(7,694)	(6,528)

Pro forma	$152,603	$149,320

Earnings per common share:
As reported	$.46	$.44
Pro forma	$.43	$.42

Diluted earnings per common share:
As reported	$.45	$.44
Pro forma	$.43	$.42

This pro forma information includes expenses related to all stock options granted during the first quarters of 2004 and 2003, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ending March 31, 2004 and 2003, respectively: a risk-free interest rate of 3.88% and 3.82%, a dividend yield of 3.98% and 4.49%, a volatility factor of 30.90% and 31.40%, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 was $5.70 and $4.49, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

Derivatives—In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133) AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

Fair Value Hedging Strategy—AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the three months ended March 31, 2004 and 2003, AmSouth recognized a net loss of $403 thousand and $150 thousand, respectively, related to the ineffective portion of its hedging instruments.

AmSouth has entered into forward contracts to hedge the fair value of specific pools of mortgage loans held for sale from changes in interest rates. The impact of hedge ineffectiveness during the three months ended March 31, 2004, was not material to the earnings of AmSouth. In addition to the forward contracts treated as hedges under Statement 133, AmSouth’s derivative portfolio also included forward contracts entered into to offset the impact of changes in interest rates on AmSouth’s mortgage pipeline designated for future sale. Statement 133 also requires AmSouth to treat its mortgage banking loan commitments as derivatives. Accordingly, the change in fair value of the forward contracts entered into to hedge the mortgage pipeline, while not qualifying as hedges under Statement 133, is somewhat offset by changes in the fair value of the mortgage pipeline. AmSouth had no open forward contracts to sell mortgage loans at March 31, 2003.

Cash Flow Hedging Strategy—AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $1.5 billion and $275 million of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at March 31, 2004 and 2003, respectively. AmSouth has entered into interest rate swap agreements to hedge the anticipated reissuance of Federal funds purchases which effectively convert a portion of its Federal funds purchased to fixed rate. Approximately $518 million of AmSouth’s Federal funds purchased were designated as the hedged items to the interest rate swap agreements at March 31, 2004. Approximately $300 million of these swaps expire in 2005, $50 million in 2006 and $168 million in 2007. AmSouth was not hedging Federal funds purchased at March 31, 2003. During the three months ended March 31, 2004, AmSouth terminated $600 million of swaps that had been designated as hedging long-term floating rate bank notes. The loss related to the effective portion of these hedging relationships will be amortized into net interest income over the remaining life of the long-term floating rate bank notes. During the three months ended March 31, 2004 and 2003, AmSouth recognized net income of $140 thousand and a net loss of $3 thousand, respectively, related to the ineffective portion of its hedging instruments.

Guarantees—AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At March 31, 2004, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to eleven years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at March 31, 2004 was $3.3 billion and represents AmSouth’s maximum credit risk. At March 31, 2004, AmSouth had $15.3 million of liabilities and $15.3 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45 at January 1, 2003. At March 31, 2003, AmSouth had $1.3 million of liabilities and $1.3 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of March 31, 2004 was $27.8 million. The total potential margin guarantee for AIS was $258.3 million as of March 31, 2004, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement.

Variable Interest Entities—A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. AmSouth has reviewed several areas of potential variable interest entities for consolidation. These areas included: investments in affordable housing, leveraged lease transactions, trust, and commercial real estate lending.

AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. At March 31, 2004, AmSouth had recorded investments in other assets on its balance sheet of approximately $151.8 million associated with limited partnership investments in affordable housing projects. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has determined that these structures meet the definition of variable interest entities. AmSouth has determined that it will not need to consolidate any of these direct limited partnership investments. In some cases, AmSouth is the sole limited partner in a fund that invests in affordable housing projects. AmSouth has determined that it is required to consolidate these funds in which it is the sole limited partner. However, since these funds are not required to consolidate the underlying affordable housing projects in which they invest, there is no financial statement impact associated with their consolidation by AmSouth. AmSouth’s maximum exposure to loss on these limited partnerships is limited to the $151.8 million of recorded investment.

AmSouth also reviewed the structures utilized in its leveraged lease transactions. In these transactions, AmSouth, as the lessor, finances a minimal amount of the purchase but has total equity ownership. A third party (debt participant) finances the remainder. The property is then leased to another party. Based on its review, AmSouth determined that these lease structures meet the definition of variable interest entities. AmSouth’s current accounting for these leveraged leases, however, is not impacted by Interpretation 46. At March 31, 2004, AmSouth had a recorded investment in leveraged leases of $1.7 billion which represents AmSouth’s maximum exposure to loss on these leveraged lease transactions.

AmSouth, through its Trust area, acts as a fiduciary to trust entities which meet the definition of variable interest entities. AmSouth’s interest is limited to the right to receive fees. AmSouth has determined that it is not required to consolidate these entities. AmSouth’s exposure to future loss related to these entities is limited to fee revenues generated from these trusts.

AmSouth, as a commercial real estate lender, periodically lends money for the construction or acquisition of commercial real estate. At March 31, 2004, AmSouth had approximately $5.0 billion of commercial real estate loans outstanding and approximately $3.7 billion in unused commercial real estate commitments to lend money. AmSouth has determined that some of the entities to which it lends for commercial real estate purposes meet the definition of variable interest entities. AmSouth has reviewed these structures and determined that any that met the definition of a variable interest entity were not required to be consolidated. AmSouth’s maximum exposure to loss associated with these commercial real estate transactions is no greater than the outstanding balance in commercial real estate lending and any outstanding commitments to lend money associated with these transactions at March 31, 2004.

Pension—Net periodic benefit cost/(credit) includes the following components for the three months ended March 31, 2004:

	Retirement Plans		Other Postretirement Benefits
	2004	2003	2004	2003
	(In thousands)
Service cost	$5,349	$4,703	$218	$214
Interest cost	10,511	10,030	601	628
Expected return on plan assets	(16,198)	(15,337)	(54)	(60)
Amortization of prior service credit	(3)	(75)	(218)	(218)
Amortization of transitional obligation	49	48	11	11
Recognized actuarial loss	4,054	408	304	260

Net periodic benefit cost/(credit)	$3,762	$(223)	$862	$835

AmSouth has not made and does not expect to make a material contribution to its pension plans, but will make a contribution to other postretirement plans of approximately $2.9 million in 2004.

Contingencies—Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. Additionally, AmSouth and certain of its subsidiaries which are regulated by one or more federal and state authorities are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies resulting from these examinations, reviews and investigations. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these examinations, reviews and investigations. Because some of these actions are complex and for other reasons, it may take a number of years to finally resolve them. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

AmSouth’s federal and state income tax returns are subject to review and examination by government authorities. In the normal course of these examinations, AmSouth is subject to challenges from federal and state authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. AmSouth is currently under examination by a number of the states in which it does business. As is the case with most larger corporate taxpayers, all of AmSouth’s corporate federal tax returns are examined by the Internal Revenue Service (IRS). AmSouth is currently under examination by the IRS for the years ended December 31, 1998, September 30, 1999 and December 31, 1999. AmSouth is also under examination by the IRS for the years ended December 31, 2000 through 2002. In connection with this examination, the IRS has issued Notices of Proposed Adjustments with respect to AmSouth’s tax treatment of certain leveraged lease transactions that were entered into during the years ended December 31, 1998, September 30, 1999 and December 31, 1999. Management believes that AmSouth’s treatment of these leveraged lease transactions was in compliance with existing tax laws and regulations and intends to vigorously defend its position. Management does not expect that resolution of the state or IRS audit issues will have a material impact on AmSouth’s financial position or operating results.

Comprehensive Income—Total comprehensive income was $215.2 million and $137.0 million for the three months ended March 31, 2004 and 2003, respectively. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the effective portion of cash flow hedges marked to market and a minimum pension liability related to an unfunded pension liability.

Earnings Per Common Share—The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2004	2003
	(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$160,099	$155,356
Denominator:
Average common shares outstanding	351,196	351,981
Earnings per common share	$.46	$.44

Diluted earnings per common share computation:
Numerator:
Net income	$160,099	$155,356
Denominator:
Average common shares outstanding	351,196	351,981
Dilutive shares contingently issuable	5,712	3,284

Average diluted common shares outstanding	356,908	355,265
Diluted earnings per common share	$.45	$.44

Shareholders’ Equity—On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the three month period ended March 31, 2004, AmSouth purchased 1.3 million shares under this authorization at a cost of $30.9 million. The total shares repurchased under this authorization through March 31, 2004 were 1.6 million shares at a cost of $37.1 million. Cash dividends of $.24 per common share were declared in the first quarter of 2004.

Business Segment Information—AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments. During the third quarter of 2003, AmSouth changed the way it allocates internal funding credits for deposits for segment reporting purposes. AmSouth changed its methodology to better capture the impact of changes in interest rates on the values of certain deposit products for each segment. Accordingly, AmSouth has adjusted its first quarter 2003 segment information to reflect this new methodology. The following is a summary of the segment performance for the three months ended March 31, 2004 and 2003:

	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
	(In thousands)
Three Months Ended March 31, 2004
Net interest income before internal funding	$192,661	$111,637	$39,191	$16,008	$359,497
Internal funding	78,793	(8,197)	(969)	(69,627)	-0-

Net interest income/(expense)	271,454	103,440	38,222	(53,619)	359,497
Noninterest revenues	117,228	37,433	50,649	15,120	220,430

Total revenues	388,682	140,873	88,871	(38,499)	579,927
Provision for loan losses	26,568	(290)	308	1,514	28,100
Noninterest expenses	193,730	47,789	54,223	26,532	322,274

Income/(Loss) before income taxes	168,384	93,374	34,340	(66,545)	229,553
Income taxes/(benefits)	63,312	35,109	12,912	(41,879)	69,454

Segment net income/(loss)	$105,072	$58,265	$21,428	$(24,666)	$160,099

Revenues from external customers	$309,889	$149,070	$48,124	$72,844	$579,927

Ending Assets	$19,919,626	$12,125,646	$4,249,677	$11,120,019	$47,414,968

Three Months Ended March 31, 2003
Net interest income before internal funding	$202,383	$119,040	$$36,930	$4,689	$363,042
Internal funding	75,956	(20,466)	(8,072)	(47,418)	-0-

Net interest income/(expense)	278,339	98,574	28,858	(42,729)	363,042
Noninterest revenues	98,911	32,223	43,550	18,201	192,885

Total revenues	377,250	130,797	72,408	(24,528)	555,927
Provision for loan losses	33,945	7,215	248	3,292	44,700
Noninterest expenses	180,367	44,339	48,727	16,173	289,606

Income/(Loss) before income taxes	162,938	79,243	23,433	(43,993)	221,621
Income taxes/(benefits)	61,264	29,796	8,811	(33,606)	66,265

Segment net income/(loss)	$101,674	$49,447	$14,622	$(10,387)	$155,356

Revenues from external customers	$301,294	$151,263	$41,084	$62,286	$555,927

Ending Assets	$18,613,304	$11,133,098	$3,436,530	$8,916,567	$42,099,499

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

AmSouth Bancorporation

We have reviewed the accompanying consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of earnings for the three-month periods ended March 31, 2004 and 2003, the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Birmingham, Alabama

April 27, 2004

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission (SEC) and updates our Annual Report on Form 10-K for the year ended December 31, 2003, which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

AmSouth Bancorporation (AmSouth) is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $47 billion in assets, more than 660 branch banking offices and more than 1,200 ATMs. AmSouth operates in Tennessee, Alabama, Florida, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast in several key businesses, such as Consumer Banking which includes small business banking and mortgage lending, Commercial Banking, including equipment leasing, and Wealth Management, which includes annuity and mutual fund sales, trust and investment management services.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses, pension accounting and hedge accounting. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2003 10-K. There were no significant changes in these accounting policies during the first three months of 2004.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

First Quarter Overview

AmSouth reported record net income of $160 million for the quarter, benefiting from strong loan and deposit growth. Diluted earnings per share for the first quarter of 2004 was $.45, an increase of 2.3 percent over the $.44 per share for the same period of 2003. For the three months ended March 31, 2004 and 2003, AmSouth’s return on average assets (ROA) was 1.40 percent and 1.54 percent, respectively. Return on average equity (ROE) was 19.76 percent for the first three months of 2004 compared to 20.26 percent for the same quarter of 2003. Loan balances on average increased $1.9 billion from the first quarter of 2003, with growth in both the commercial and consumer categories. Average deposit balances were up $3.3 billion, with low cost deposits up almost $2.0 billion. A key driver for the first quarter results was the continued improvement in credit quality. Net charge-offs declined $14 million, or 24 basis points, from the first quarter of 2003. Nonperforming assets as a percent of loans, foreclosed properties and repossessions declined to 45 basis points compared to 69 basis points a year ago. These trends continue to reflect the benefits of stricter credit underwriting standards implemented over the last several years. Other positives noted during the quarter included the double digit growth in service charge income, trust fees and investment services income. These areas continue to reflect the results of several of AmSouth’s strategic initiatives. These improvements were partially offset by a slight decrease in net interest income due to compression in the net interest margin realized early in 2003 and an 11 percent increase in expenses, reflecting the cost of the investment in revenue growth initiatives.

Statement of Condition

Total assets at March 31, 2004 were $47.4 billion, up 3.9 percent from $45.6 billion at December 31, 2003. This $1.8 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, its held-to-maturity (HTM) securities and its short-term earning assets. Loans net of unearned income at March 31, 2004 increased $554 million compared to year-end. This increase was attributable to $596 million of growth in commercial loans partially offset by a slight decline in consumer loans. AmSouth also had $654 million of growth in Federal funds sold and securities purchased under agreements to resell and an increase in HTM securities of $1.2 billion. These increases were partially offset by a $755 million decline in available-for-sale (AFS) securities. The increase in commercial loans was broad-based and balanced in all categories led by growth in commercial real estate mortgages and commercial and industrial lending. The increases in commercial real estate mortgages and commercial and industrial lending were driven by new business and improving trends in line utilization. The increase in Federal funds sold and securities purchased under agreements to resell reflected deposit growth that occurred late in the quarter. The increase in AmSouth’s HTM securities portfolio reflected additional purchases of securities, primarily mortgage-backed and collateralized mortgage obligation (CMO) securities, during the first three months of 2004.

On the liability side of the balance sheet, total deposits at March 31, 2004, increased by $1.1 billion compared to December 31, 2003. The increase in total deposits was realized in most categories of deposits. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.1 billion. Growth in low-cost deposits was impacted by sales and advertising campaigns targeted to deposit products, as well as incentive programs related to deposit growth. Low-cost deposit growth also benefited from the current low interest rate environment which reduced the attractiveness of other nondeposit investment alternatives. The increase in other long-term debt was primarily the result of AmSouth’s issuance of $150 million in floating rate bank notes during January 2004. The increase in accrued expenses and other liabilities at March 31, 2004 compared to year-end was primarily the result of a $360 million increase in liabilities associated with the purchase of investment securities which had not yet settled at the end of March.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the first quarter of 2004 was $370.1 million, down $4.6 million compared to the same quarter last year. The decrease in NII reflected compression in the net interest margin (NIM), somewhat offset by higher average interest-earning assets. The NIM was 3.56 percent for the first quarter of 2004, down 55 basis points from 4.11 percent, for the same quarter in 2003. The decline in the NIM can be largely attributed to the impact of the low rate environment on the investment portfolio, the mix of loans and the overall lower spread on asset growth. In addition, the low interest rate environment during the first three months of 2004 resulted in significantly lower reinvestment yields for both loans and investment securities. See additional discussion of prepayment risk within the “Asset/Liability Management” section. These events combined to compress the net interest margin and decrease net interest income.

Growth in interest-earning assets partially offset the decline in NII associated with the lower NIM. Average interest-earning assets for the three month period ended March 31, 2004 were $41.8 billion, an increase of $4.8 billion from the same period in 2003. As discussed above, the increase came principally from growth in the loan and the investment securities portfolios. The growth in the loan portfolio was primarily driven by commercial lending, residential mortgage production and equity lending. The growth in earning assets was primarily funded by deposit growth. The increase in deposits was across all categories of deposits. In addition, AmSouth funded part of the increase through the issuance of $800 million in bank notes during the fourth quarter of 2003 and first quarter of 2004 and the issuance of $500 million in subordinated debt late in the first quarter of 2003.

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

AmSouth evaluates net interest income under various balance sheet and interest rate scenarios, using its simulation analysis model. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and current interest rate environment. This “base” case is then evaluated against various changes in interest rate scenarios. Asset prepayment levels, the shape of the yield curve and the overall balance sheet mix and growth assumptions are adjusted to be consistent with each interest rate scenario. One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of March 31, 2004, AmSouth would expect NII to increase $6.8 million or approximately 0.5 percent and decrease $24.4 million or approximately 1.6 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This scenario indicates that AmSouth is slightly asset sensitive. It is important to note that, given the current low level of interest rates, the 100 basis point decline scenario implies a Federal funds target interest rate of zero percent and is presumed to be highly unlikely. By comparison, as of March 31, 2003, the simulation model indicated that NII would increase $16 million or approximately 1.06 percent and decrease $29 million or approximately 1.9 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. The decrease in asset sensitivity from March 31, 2003 to March 31, 2004, can be attributed to growth in the residential mortgage loan portfolio and investments. AmSouth’s current level of interest rate risk is well within its policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve can also affect NII even if Federal Reserve-set short term rates remain unchanged. NII at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect NII as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would most likely be prepaid while the proceeds from such prepayments could likely not be reinvested at comparable rates. Accordingly, one of the stress tests regularly run by AmSouth is an immediate shift in the five years and beyond Treasury yield curve with all other short term interest rates unchanged. Based on the results of this modeling as of March 31, 2004, an immediate 50 basis point downward shift in the Treasury curve, if sustained for 12 months, would cause NII to decrease by approximately $18 million.

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At March 31, 2004, AmSouth had interest rate swaps in the notional amount of approximately $3.1 billion, of which $2.5 billion were “receive fixed/pay floating” rate swaps and $550 million were “pay fixed/receive floating.” Of these swaps, $1.5 billion of notional value was used to hedge the cash flow of variable-rate commercial loans, $1.0 billion of notional value was used to hedge the fair value of fixed-rate consumer certificates of deposit and corporate and bank debt and $518 million was used to hedge the anticipated reissuance of Federal funds purchased. Interest rate swaps with notional value of $125 million matured during the first quarter of 2004. There are $175 million notional amount of “receive fixed/pay floating” interest rate swaps scheduled to mature during the remainder of 2004. Interest rate swaps in the notional amount of $600 million were terminated during the three months ended March 31, 2004. These swaps had been designated as cash flow hedges of floating rate bank notes. Of these swaps, $400 million were in place at December 31, 2003 and $200 million were entered into during the three months ended March 31, 2004. The effective portion of these hedging relationships is included in other comprehensive income and is being amortized into earnings over the remaining terms of the floating rate notes.

While not significant, AmSouth also utilizes forward contracts to protect against changes in interest rates and prices of its mortgages and mortgage pipeline for mortgages which it intends to sell. A portion of these forward contracts is designated as fair value hedges of mortgage loans held-for-sale. The remaining forward contracts are not designated as hedging instruments, but do provide some economic hedging of the mortgage pipeline.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At March 31, 2004, AmSouth had $106.2 million of assets and $105.7 million of liabilities associated with $2.05 billion notional amount of interest rate contracts with corporate customers and $2.05 billion notional amount of offsetting interest rate contracts with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ contracts.

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

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios. During the three months ended March 31, 2004, AmSouth experienced less accelerated prepayments in both its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios than during the three months ended March 31, 2003. AmSouth estimates the impact of accelerated prepayments will have a much less significant effect on the NIM in 2004 compared to 2003.

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

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At March 31, 2004, the outstanding balance of commercial loans sold to conduits was $549 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages and dealer indirect automobile loans to third-party conduits. The remaining outstanding balances associated with these transactions were $749 million of residential first mortgages and $55 million of dealer indirect automobile loans. These balances were down from $1.6 billion in outstanding loan balances in all three conduits at December 31, 2003. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At March 31, 2004, AmSouth had $89.4 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments associated with these conduit transactions. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At March 31, 2004, AmSouth had liquidity lines of credit supporting these transactions of $1.4 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of March 31, 2004, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

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

Table 4 presents a five-quarter analysis of the allowance for loan losses. At March 31, 2004, the allowance for loan losses was $382.5 million, or 1.28 percent of loans net of unearned income, compared to $383.9 million, or 1.39 percent, at March 31, 2003 and $384.1 million, or 1.31 percent, at December 31, 2003. The coverage ratio of the allowance for loan losses to nonperforming loans was 372 percent at March 31, 2004, an increase of 115 basis points from the March 31, 2003 ratio. The ending balance in the allowance at March 31, 2004, reflects the mix of the loan portfolio and the results of the allowance process, as well as a reduction in the allowance of $1.8 million related to the sale of $152 million in equity loans during the three months ended March 31, 2004.

Net charge-offs for the quarter ended March 31, 2004, were $28.0 million, or 0.38 percent of average loans, on an annualized basis, a decrease of $14.3 million from the $42.3 million, or 0.62 percent of average loans, reported in the same period a year earlier. The decrease in net charge-offs was the result of decreases in commercial and consumer net charge-offs. Commercial and commercial real estate net charge-offs decreased $6.9 million compared to the same period a year earlier. The decreases in commercial and commercial real estate charge-offs primarily reflected lower gross losses combined with higher recoveries of previously charged off large syndicated loans. The portfolio of large syndicated loans has been largely collected. Therefore, commercial net charge-offs will likely return to more historical levels. Consumer net charge-offs decreased $7.4 million compared to the same period a year earlier. The decrease in consumer net charge-offs primarily occurred in dealer indirect charge-offs which reflected higher quality underwriting coupled with the runoff of older higher risk vintages, as well as strengthening auction prices and enhanced collection procedures. Revolving credit net charge-offs decreased by $935 thousand compared to the same period a year earlier. Active limit management and early collection involvement have positively impacted revolving credit losses. Other consumer net-charge offs decreased $789 thousand compared to the same period a year earlier. The primary reason for the decrease in other consumer is a decrease in direct consumer charge-offs as a result of an improved collections process and improved underwriting. Partially offsetting the decreases in dealer indirect, revolving credit and other consumer net charge-offs, was an increase in residential first mortgage net charge-offs. Residential first mortgage net-charge offs were higher primarily as a result of portfolio growth. Equity lending net charge-offs were essentially flat compared to the same period a year earlier. They are, however, down 31 percent compared to the fourth quarter of 2003, reflecting higher quality underwriting standards that AmSouth began implementing in 2001. The provision for loan losses for the first quarter of 2004 was $28.1 million compared to $44.7 million for the corresponding year-earlier period. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio and a shift in the mix of the loan portfolio to include a larger proportion of residential mortgages.

Table 5 presents a five-quarter comparison of the components of nonperforming assets. At March 31, 2004, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 24 basis points to 0.45 percent compared to 0.69 percent at March 31, 2003, reflecting a $55.3 million decrease in nonperforming assets. Compared to year-end 2003, nonperforming assets declined $11.8 million as a result of a $7.2 million decline in nonaccrual loans, a $3.3 million decline in foreclosed properties and a $1.3 million decline in repossessions. The decrease in nonaccrual loans was primarily the result of a $5.7 million decrease from December 31, 2003, in nonaccrual commercial and commercial real estate loans and a $2.9 million decrease in nonaccrual equity loans and lines, slightly offset by a $1.5 million increase in nonaccrual residential first mortgages. The decrease in nonaccrual commercial loans reflects a downward trend in commercial problem loans. The decrease in nonaccruing equity loans and lines is reflective of improved portfolio quality. The increase in nonaccruing residential first mortgages is primarily a reflection of portfolio growth. AmSouth had no nonperforming assets considered restructured loans at March 31, 2004 and 2003. The decrease in foreclosed properties was the result of slowing foreclosures and higher volumes of sales of foreclosed properties. The decrease in repossessions is due to the seasoning of recent vintages with higher underwriting standards.

Included in nonperforming assets at March 31, 2004 and 2003, was $45.0 million and $87.9 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At March 31, 2004 and 2003, there was $14.0 million and $24.0 million, respectively, in the allowance for loan losses specifically allocated to $26.4 million and $70.5 million, respectively, of impaired loans. No specific reserves were required for $18.6 million and $17.4 million of impaired loans at March 31, 2004 and 2003, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003, was $49.6 million and $95.1 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2004. At March 31, 2004 and 2003, AmSouth had approximately $23.3 million and $53.4 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $53.4 million in 2003, only $4.4 million remained categorized as potential problem loans at March 31, 2004. The remaining balance either migrated to nonperforming status or was no longer considered a potential problem loan at March 31, 2004. The lower level of potential problem loans at March 31, 2004, is reflective of an overall improvement in commercial asset quality between years.

Noninterest Revenues and Noninterest Expenses

Noninterest revenues (NIR) totaled $220.4 million during the first quarter of 2004, a 14.3 percent increase from the corresponding period in 2003. The increase in NIR compared to 2003 was primarily due to increases in service charges on deposit accounts, trust income, consumer investment services income, bankcard income, portfolio income, and other noninterest revenues. The growth of service charge revenues of $17.7 million or 23.4 percent was primarily the result of increases in overdraft fees. The increase in overdraft fees continues to be the result of an increase in the volume of overdrafts. The additional volume has been due to several procedural changes made during 2002 and 2003 related to an on-going initiative to manage, in a consistent manner, customers’ available account balances. Enhancing these procedures enables AmSouth to better manage its risks, including fraud risk, arising from various transactions that can affect a customer’s account balance. The increase in trust income of $2.9 million for the three months ended March 31, 2004 reflected the impact of a pricing increase, improved sales and improved market conditions. The $4.1 million increase in consumer investment services reflected an increase in mutual fund fees, annuity income, brokerage fees, insurance income, and other investment services income. The growth of bankcard income of $655 thousand was primarily the result of an increase in late fees and commercial interchange related to fee increases. The increase in portfolio income of $3.7 million was due to higher gains on sales of securities. The $3.6 million increase in other noninterest revenues was primarily the result of a $4.9 million gain on the sale of $152 million in equity loans, partially offset by lower student lending gains, increases in affordable housing losses and lower commercial conduit income.

These increases in NIR in 2004 versus 2003 were partially offset by decreases in bank owned life insurance income and mortgage income. The $2.2 million decrease in bank owned life insurance income was due to lower rates. The $2.5 million decrease in mortgage income was primarily due to lower gains on sales of mortgage loans and a decrease in conduit income reflecting declining conduit balances. The decrease in mortgage income was partially offset by an increase in gains on sales of servicing compared to the same period a year earlier.

Noninterest expenses (NIE) for the first quarter of 2004 increased $32.7 million or 11.3 percent compared to the same period in 2003. The increase in NIE was primarily related to increases in salaries and employee benefits, net occupancy expense, equipment expense, marketing expense, and other NIE, partially offset by lower communications expenses. The increase in salaries and employee benefits reflects higher base salaries due to merit increases, an increase in the number of personnel primarily associated with revenue growth initiatives and higher pension, payroll tax (which is traditionally higher in the first quarter due to the payment of year-end incentives), personnel-related insurance, and thrift costs. The increase in net occupancy expense was due mainly to an increase in depreciation associated with the new operations center and the cost of new branches. The increase in equipment expense was due to higher depreciation expense and maintenance and repairs. The higher marketing expenses were primarily due to initiatives to attract new business and various other marketing campaigns. The increase in other NIE versus the same period of 2003 reflected higher expenses associated with outside services, travel and entertainment and insurance expenses. The decrease in communications expense was primarily the result of lower expenses related to wide area network, local service and computer lines.

Capital Adequacy

At March 31, 2004, shareholders’ equity totaled $3.4 billion or 7.11 percent of total assets while average equity as a percentage of average assets for the three month period ended March 31, 2004 was 7.09 percent. Since December 31, 2003, shareholders’ equity increased $142.7 million primarily as a result of net income for the first three months of 2004 of $160.1 million. Shareholders’ equity also increased by $42.4 million associated with a higher valuation of the AFS portfolio and by $12.7 million associated with the effective portion of cash flow hedges. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $85.1 million and the purchase of 1.3 million shares of AmSouth common stock for $30.9 million during the first three months of 2004.

Table 8 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2004 and 2003. At March 31, 2004, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2004.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $1.87 to $1.92, reflecting a growth rate between six and nine percent over 2003 earnings of $1.77. This earnings outlook is based on a number of factors including: a stable interest rate environment with moderate net interest margin compression reflecting relatively low reinvestment rates and balance sheet growth. Credit quality metrics should continue to improve, although, we do not expect commercial loan recoveries to continue at the first quarter level. Growth of six to nine percent in total noninterest revenues should contribute to earnings growth this year. Finally, we expect noninterest expenses in the second quarter to decline compared to the first quarter, and full year noninterest expense growth should remain in a range of four to seven percent, reflecting continued investments in new branches and additional revenue producing personnel. Failure of any of these expectations to be met could affect the realization of earnings per share in the expected range. See the discussion of “Forward-Looking Statements” on page 2, which details a number of additional factors that could cause results to differ from management’s current expectations.

Table 1—Financial Summary

	March 31%
	2004	2003	Change
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$29,893,723	$27,698,948	7.9%
Total assets	47,414,968	42,099,499	12.6
Total deposits	31,544,692	28,000,449	12.7
Shareholders' equity	3,372,349	3,125,179	7.9

Year-to-date average balances:
Loans net of unearned income	$29,705,743	$27,829,798	6.7%
Total assets	45,953,093	40,942,836	12.2
Total deposits	30,484,450	27,186,626	12.1
Shareholders' equity	3,258,359	3,110,406	4.8

	Three Months Ended March 31%
	2004	2003	Change
	(In thousands except per share data)
Earnings summary
Net income	$160,099	$155,356	3.1%
Earnings per common share	0.46	0.44	4.5
Diluted earnings per common share	0.45	0.44	2.3
Return on average assets (annualized)	1.40%	1.54%
Return on average equity (annualized)	19.76	20.26
Operating efficiency	54.57	51.02

Selected ratios
Average equity to assets	7.09%	7.60%
End-of-period equity to assets	7.11	7.42
End-of-period tangible equity to assets	6.52	6.76
Allowance for loan losses to loans net of unearned income	1.28	1.39

Common stock data
Cash dividends declared	$0.24	$0.23
Book value at end of period	9.56	8.89
Market value at end of period	23.51	19.88
Average common shares outstanding	351,196	351,981
Average common shares outstanding-diluted	356,908	355,265

Table 2—Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2004			2003
	First Quarter			Fourth Quarter			Third Quarter			Second Quarter			First Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$29,705,743	$381,957	5.17%	$29,263,749	$388,273	5.26%	$28,667,773	$388,365	5.37%	$28,265,837	$396,476	5.63%	$27,829,798	$405,383	5.91%
Available-for-sale securities	6,503,458	84,080	5.20	6,537,647	85,783	5.21	5,540,681	75,238	5.39	4,646,425	75,971	6.56	4,511,821	78,623	7.07
Held-to-maturity securities	5,276,021	66,333	5.06	4,621,250	55,758	4.79	4,467,344	49,463	4.39	4,440,248	59,984	5.42	4,457,596	64,804	5.90

Total investment securities	11,779,479	150,413	5.14	11,158,897	141,541	5.03	10,008,025	124,701	4.94	9,086,673	135,955	6.00	8,969,417	143,427	6.49
Other interest-earning assets	285,883	2,909	4.09	187,197	1,940	4.11	399,336	2,911	2.89	356,393	1,323	1.49	154,144	535	1.41

Total interest-earning assets	41,771,105	535,279	5.15	40,609,843	531,754	5.19	39,075,134	515,977	5.24	37,708,903	533,754	5.68	36,953,359	549,345	6.03
Cash and other assets	4,542,231			4,476,047			4,612,263			4,444,195			4,192,435
Allowance for loan losses	(386,932)			(383,627)			(390,219)			(391,229)			(382,501)
Market valuation on available-for-sale securities	26,689			(4,433)			18,529			156,129			179,543

	$45,953,093			$44,697,830			$43,315,707			$41,917,998			$40,942,836

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$6,334,668	7,346	0.47	$5,878,840	6,627	0.45	$5,793,183	6,295	0.43	$5,753,817	8,129	0.57	$5,590,645	8,035	0.58
Money market and savings deposits	7,674,745	9,315	0.49	7,678,965	9,350	0.48	7,670,427	9,144	0.47	7,548,133	13,819	0.73	7,405,443	13,997	0.77
Time deposits	6,217,736	44,807	2.90	6,323,696	46,840	2.94	6,480,037	49,861	3.05	6,421,798	51,116	3.19	6,325,633	52,293	3.35
Certificates of deposit of $100,000 or more	2,949,048	17,241	2.35	2,864,675	17,543	2.43	2,826,776	18,087	2.54	2,352,829	16,555	2.82	2,034,158	15,486	3.09
Foreign deposits	1,205,037	2,589	0.86	1,206,100	2,589	0.85	828,492	1,658	0.79	689,875	1,675	0.97	686,369	1,684	1.00
Federal funds purchased and securities sold under agreements to repurchase	2,378,217	6,645	1.12	2,639,228	6,163	0.93	1,954,417	3,917	0.80	1,836,940	4,555	0.99	2,180,991	5,919	1.10
Other interest-bearing liabilities	8,187,362	77,196	3.79	7,493,701	73,304	3.88	7,365,016	72,765	3.92	7,333,085	77,241	4.22	6,981,141	77,169	4.48

Total interest-bearing liabilities	34,946,813	165,139	1.90	34,085,205	162,416	1.89	32,918,348	161,727	1.95	31,936,477	173,090	2.17	31,204,380	174,583	2.27

Net interest spread			3.25%			3.30%			3.29%			3.51%			3.76%

Noninterest-bearing demand deposits	6,103,216			5,855,497			5,605,708			5,329,351			5,144,378
Other liabilities	1,644,705			1,606,022			1,696,861			1,539,225			1,483,672
Shareholders' equity	3,258,359			3,151,106			3,094,790			3,112,945			3,110,406

	$45,953,093			$44,697,830			$43,315,707			$41,917,998			$40,942,836

Net interest income/margin on a taxable equivalent basis		370,140	3.56%		369,338	3.61%		354,250	3.60%		360,664	3.84%		374,762	4.11%

Taxable equivalent adjustment:
Loans		6,242			6,359			6,479			6,617			6,840
Available-for-sale securities		661			687			743			906			941
Held-to-maturity securities		3,740			3,508			3,575			3,785			3,939

Total taxable equivalent adjustment		10,643			10,554			10,797			11,308			11,720

Net interest income		$359,497			$358,784			$343,453			$349,356			$363,042

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-earning liabilities are included in other liabilities.

Table 3—Loans and Credit Quality

	Loans* March 31		Nonperforming Loans** March 31		Net Charge-offs Three Months Ended March 31
	2004	2003	2004	2003	2004	2003
	(In thousands)
Commercial:
Commercial & industrial	$5,452,783	$5,319,642	$41,623	$70,954	$6,671	$12,079
Commercial loans—secured by real estate	2,077,381	1,770,277	22,931	12,232	(78)	106
Commercial leases	1,974,093	1,780,197	3,444	10,241	83	432

Total commercial	9,504,257	8,870,116	67,998	93,427	6,676	12,617

Commercial real estate:
Commercial real estate mortgages	2,670,401	2,303,543	2,156	14,979	(882)	182
Real estate construction	2,361,309	2,084,300	5,308	12,238	260	207

Total commercial real estate	5,031,710	4,387,843	7,464	27,217	(622)	389

Consumer:
Residential first mortgages	3,598,004	2,860,556	17,525	12,298	783	456
Equity loans and lines	7,034,828	6,511,687	9,765	16,080	7,150	6,902
Dealer indirect	3,623,389	3,756,628	18	9	6,177	12,413
Revolving credit	535,884	520,758	-0-	-0-	5,124	6,059
Other consumer	565,651	791,360	134	520	2,718	3,507

Total consumer	15,357,756	14,440,989	27,442	28,907	21,952	29,337

	$29,893,723	$27,698,948	$102,904	$149,551	$28,006	$42,343

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 4—Allowance for Loan Losses

	2004	2003
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands)
Balance at beginning of period	$384,124	$384,059	$384,011	$383,936	$381,579
Loans charged off	(44,412)	(56,403)	(55,102)	(55,565)	(52,988)
Recoveries of loans previously charged off	16,406	11,968	13,350	12,940	10,645

Net charge-offs	(28,006)	(44,435)	(41,752)	(42,625)	(42,343)
Addition to allowance charged to expense	28,100	44,500	41,800	42,700	44,700
Allowance sold	(1,768)	-0-	-0-	-0-	-0-

Balance at end of period	$382,450	$384,124	$384,059	$384,011	$383,936

Allowance for loan losses to loans net of unearned income	1.28%	1.31%	1.32%	1.36%	1.39%
Allowance for loan losses to nonperforming loans*	371.66%	348.72%	317.95%	300.84%	256.73%
Allowance for loan losses to nonperforming assets*	281.36%	259.97%	237.30%	218.99%	200.75%
Net charge-offs to average loans net of unearned income (annualized)	0.38%	0.60%	0.58%	0.60%	0.62%

*	Exclusive of accruing loans 90 days past due.

Table 5—Nonperforming Assets

	2004	2003
	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Nonaccrual loans*	$102,904	$110,153	$120,793	$127,645	$149,551
Foreclosed properties	29,291	32,616	35,163	40,656	34,622
Repossessions	3,733	4,986	5,890	7,058	7,082

Total nonperforming assets*	$135,928	$147,755	$161,846	$175,359	$191,255

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.45%	0.50%	0.55%	0.62%	0.69%
Accruing loans 90 days past due	$58,195	$67,460	$72,588	$67,454	$80,585

*	Exclusive of accruing loans 90 days past due.

Table 6—Investment Securities

	March 31, 2004		March 31, 2003
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$5,280,369	$5,311,322	$3,511,133	$3,573,248
Other securities	534,628	541,567	837,065	846,195
State, county and municipal securities	324,372	353,270	334,262	362,037

	$6,139,369	$6,206,159	$4,682,460	$4,781,480

Available-for-sale:
U.S. Treasury and federal agency securities	$4,841,324		$4,321,128
Other securities	1,473,329		722,457
State, county and municipal securities	56,601		67,058

	$6,371,254		$5,110,643

NOTES:
1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at March 31, 2004, were approximately 4.2 years and 4.42%, respectively. Included in the combined portfolios was $11.5 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at March 31, 2004, were approximately 4.2 years and 4.36%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.5 years.
2.	The available-for-sale portfolio included net unrealized gains of $68.8 million and $158.0 million at March 31, 2004 and 2003, respectively.

Table 7—Other Interest-Bearing Liabilities

	March 31
	2004	2003
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$160,623	$101,086
Term Federal funds purchased	60,584	-0-
Short-term bank notes	51,480	-0-
Commercial paper	3,655	4,908
Other borrowings	48,827	43,848

Total other borrowed funds	$325,169	$149,842

Other long-term debt:
Long-term notes payable	$799,261	$-0-
4.85% Subordinated Notes Due 2013	496,638	500,000
6.45% Subordinated Notes Due 2018	301,906	302,404
6.125% Subordinated Notes Due 2009	174,781	174,737
6.75% Subordinated Debentures Due 2025	149,972	149,955
7.75% Subordinated Notes Due 2004	149,985	149,893
7.25% Senior Notes Due 2006	99,851	99,780
6.875% Subordinated Notes Due 2003	-0-	49,997
6.625% Subordinated Notes Due 2005	49,907	49,854
Other long-term debt	566	3,326
Statement 133 valuation adjustment	63,224	70,870

Total other long-term debt	$2,286,091	$1,550,816

Table 8—Capital and Ratios

	March 31
	2004		2003
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,049,251	7.78%	$2,738,527	7.68%
AmSouth Bank	3,338,482	8.52	3,300,911	9.27

Total capital:
AmSouth	$4,296,300	10.96%	$4,153,612	11.64%
AmSouth Bank	4,405,730	11.25	4,431,357	12.45

Leverage:
AmSouth	$3,049,251	6.68%	$2,738,527	6.73%
AmSouth Bank	3,338,482	7.31	3,300,911	8.12

Table 9—Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$10,259,128	$2,502,646	$949,364	$1,042,051	$5,765,067
Operating leases	416,139	46,567	80,836	70,697	218,039
Time deposits (2)	9,221,702	6,348,247	2,428,423	445,032	-0-
Foreign deposits	1,153,804	1,153,804	-0-	-0-	-0-
Purchase obligations (4)	98,642	70,939	24,008	3,695	-0-

Total contractual cash obligations	$21,149,415	$10,122,203	$3,482,631	$1,561,475	$5,983,106

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$62,225	$49,998	$12,227	$-0-	$-0-
Standby letters of credit	3,317,074	1,424,607	1,366,466	457,578	68,423
Commitments to extend credit (3)	14,728,069	10,617,031	3,350,102	678,586	82,350

Total commercial commitments	$18,107,368	$12,091,636	$4,728,795	$1,136,164	$150,773

Notes:

1.	All maturities are based on contractual maturities. Excludes $63.2 million of FAS 133 valuation adjustments.
2.	Excludes $555 thousand of FAS 133 valuation adjustments.
3.	Excludes $3.1 billion of loan commitments under equity lines and $1.6 billion under revolving lines of credit which do not have scheduled expiration dates.
4.	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on AmSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The majority of AmSouth's purchase obligations are comprised of commitments related to construction in process and maintenance agreements. The number includes contracts greater than $100,000.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 17 and 18 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

An evaluation was performed as of March 31, 2004 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

AmSouth has received a target letter from the U.S. Attorney’s Office for the Southern District of Mississippi (USAO) stating that a grand jury is investigating certain possible criminal violations by AmSouth. The investigation arises from a fraudulent note scheme committed by Louis Hamric and Victor Nance. At the time Hamric and Nance committed the fraud, Hamric was a practicing attorney and Nance was a registered representative for MONY Securities Corporation. Beginning in 2000, Hamric and Nance opened custody accounts at AmSouth Bank to hold fraudulent notes owed by Hamric. In 2002 Hamric defaulted on promissory notes owed to approximately 50 of the investors totaling approximately $15 million. AmSouth and other institutions have paid settlements to most of the investors in aggregate amounts exceeding 100% of the principal they invested plus interest. AmSouth has settled all but one of the civil suits filed against it. Hamric, Nance and other individuals connected with them pled guilty to the scheme in 2003. AmSouth believes that the USAO’s investigation includes the failure to discover the fraud and timely file a suspicious activity report, potential privacy violations regarding disclosure of customer information, and possible obstruction regarding the grand jury investigation and the initial review of the matter by the Federal Reserve. The grand jury for the Southern District of Mississippi recently indicted a former employee of the Bank, who left the Bank in 2001, for alleged misrepresentations to the grand jury. The former employee has pled not guilty. AmSouth is cooperating fully with the investigation.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2004	403,738	24.01	403,738	24,305,400
February 1 – 29, 2004	7,936	24.60	7,936	24,297,464
March 1 – 31, 2004	851,004	24.68	851,004	23,446,460
Total	1,262,678	24.46	1,262,678	23,446,460

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended March 31, 2004.

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a)—Exhibits

The exhibits listed in the Exhibit Index at page 32 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)—Reports on Form 8-K

Three reports on Form 8-K were furnished by AmSouth during the period January 1, 2004 to March 31, 2004:

One report was filed on January 13, 2004 to furnish copies of the press release and supplemental financial information regarding preliminary results of operations for the quarter and year ended December 31, 2003.

One report was filed on February 4, 2004, reporting certain changes in management.

Another report was filed on February 4, 2004 reiterating the previously announced earnings outlook for the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2004	By:	/s/ C. Dowd Ritter

C. Dowd Ritter Chairman, President and Chief Executive Officer

May 3, 2004	By:	/s/ Donald R. Kimble

Donald R. Kimble Executive Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

10.1	First Addendum to Form of Change-in-Control Agreement for certain Executive Officers

10.2	Amendment to Employment Agreement for C. Dowd Ritter

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.

(2)	Filed as Exhibit 3-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001, incorporated herein by reference.

32