Form 10-Q
period 2004-06-30
AMSOUTH BANCORPORATION
filed 2004-08-09
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, AmSouth Bancorporation had 353,734,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements. Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; the growth and profitability of AmSouth’s mortgage banking business, including mortgage-related income and fees, being less than expected; adverse changes in the financial performance and/or condition of AmSouth’s borrowers which could impact the repayment of such borrowers’ outstanding loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	June 30 2004	December 31 2003	June 30 2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,055,370	$1,163,986	$1,451,537
Federal funds sold and securities purchased under agreements to resell	87,000	-0-	484,300
Trading securities	11,092	2,721	287
Available-for-sale securities	6,586,697	7,125,971	5,814,466
Held-to-maturity securities (market value of $5,905,830, $4,948,556 and $4,919,981, respectively)	6,004,032	4,928,195	4,842,826
Loans held for sale	261,968	102,292	17,655
Loans	32,037,283	30,088,814	28,876,285
Less: Allowance for loan losses	382,482	384,124	384,011
Unearned income	685,786	749,450	653,743

Net loans	30,969,015	28,955,240	27,838,531
Other interest-earning assets	11,813	40,218	48,602
Premises and equipment, net	1,020,033	964,692	907,680
Cash surrender value - bank owned life insurance	1,089,445	1,065,996	1,041,391
Accrued interest receivable and other assets	1,199,348	1,266,205	1,336,932

	$48,295,813	$45,615,516	$43,784,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$6,636,325	$6,273,835	$5,849,456
Interest-bearing checking	6,809,885	6,183,832	5,739,344
Money market and savings deposits	7,827,390	7,592,020	7,553,650
Time	5,623,470	6,278,053	6,532,948
Certificates of deposit of $100,000 or more	3,638,933	2,818,490	2,696,099
Foreign	1,603,241	1,294,123	727,329

Total deposits	32,139,244	30,440,353	29,098,826
Federal funds purchased and securities sold under agreements to repurchase	2,145,521	2,026,253	1,837,292
Other borrowed funds	1,370,893	343,202	149,333
Long-term Federal Home Loan Bank advances	5,779,709	5,737,952	5,826,839
Other long-term debt	2,084,213	2,114,482	1,517,224

Total deposits and interest-bearing liabilities	43,519,580	40,662,242	38,429,514
Accrued expenses and other liabilities	1,480,755	1,723,605	2,209,118

Total liabilities	45,000,335	42,385,847	40,638,632

Shareholders’ equity:
Preferred stock — no par value:
Authorized — 2,000,000 shares; Issued and outstanding — none	-0-	-0-	-0-
Common stock — par value $1 a share:
Authorized — 750,000,000 shares; Issued — 416,768,000, 416,878,000 and 416,890,000 shares, respectively	416,768	416,878	416,890
Capital surplus	714,134	715,663	706,042
Retained earnings	3,372,672	3,228,533	3,083,424
Cost of common stock in treasury — 63,353,000, 64,987,000 and 66,413,000 shares, respectively	(1,043,783)	(1,076,644)	(1,106,191)
Deferred compensation on restricted stock	(14,496)	(14,501)	(15,838)
Accumulated other comprehensive (loss)/income	(149,817)	(40,260)	61,248

Total shareholders’ equity	3,295,478	3,229,669	3,145,575

	$48,295,813	$45,615,516	$43,784,207

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Loans	$752,317	$788,402	$376,602	$389,859
Available-for-sale securities	163,996	152,747	80,577	75,065
Held-to-maturity securities	126,527	117,064	63,934	56,199
Trading securities	97	61	25	6
Loans held for sale	5,897	478	3,270	318
Federal funds sold and securities purchased under agreements to resell	348	1,055	197	889
Other interest-earning assets	98	264	39	110

Total interest income	1,049,280	1,060,071	524,644	522,446

INTEREST EXPENSE
Interest-bearing checking	15,986	16,164	8,640	8,129
Money market and savings deposits	19,003	27,816	9,688	13,819
Time deposits	85,372	103,409	40,565	51,116
Certificates of deposit of $100,000 or more	34,388	32,041	17,147	16,555
Foreign deposits	6,187	3,359	3,598	1,675
Federal funds purchased and securities sold under agreements to repurchase	14,830	10,474	8,185	4,555
Other borrowed funds	3,886	2,130	1,905	985
Long-term Federal Home Loan Bank advances	120,944	131,667	60,475	64,949
Other long-term debt	27,777	20,613	13,031	11,307

Total interest expense	328,373	347,673	163,234	173,090

NET INTEREST INCOME	720,907	712,398	361,410	349,356
Provision for loan losses	54,700	87,400	26,600	42,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	666,207	624,998	334,810	306,656

NONINTEREST REVENUES
Service charges on deposit accounts	187,592	157,233	94,377	81,677
Trust income	58,815	51,625	29,935	25,598
Consumer investment services income	42,341	32,359	21,930	16,049
Interchange income	36,927	35,047	20,628	18,360
Bank owned life insurance policies	23,279	26,894	11,610	13,060
Bankcard income	14,365	12,892	7,509	6,691
Mortgage income	11,401	27,146	3,889	17,130
Portfolio income	17,812	21,836	8,145	15,906
Other noninterest revenues	46,150	38,571	20,229	16,247

Total noninterest revenues	438,682	403,603	218,252	210,718

NONINTEREST EXPENSES
Salaries and employee benefits	341,217	310,788	167,511	156,723
Net occupancy expense	71,578	65,009	36,326	33,484
Equipment expense	61,512	58,540	30,968	30,572
Postage and office supplies	23,955	23,290	10,997	11,351
Marketing expense	20,995	18,331	9,249	9,173
Professional fees	18,029	16,138	9,699	7,726
Communications expense	12,452	14,607	6,040	7,044
Amortization of intangibles	2,326	2,396	1,163	1,198
Other noninterest expenses	81,980	79,129	39,817	41,351

Total noninterest expenses	634,044	588,228	311,770	298,622

INCOME BEFORE INCOME TAXES	470,845	440,373	241,292	218,752
Income taxes	143,783	130,192	74,329	63,927

NET INCOME	$327,062	$310,181	$166,963	$154,825

Average common shares outstanding	351,399	350,738	351,602	349,509
Earnings per common share	$.93	$.88	$.47	$.44
Diluted average common shares outstanding	356,611	354,304	356,314	353,354
Diluted earnings per common share	$.92	$.88	$.47	$.44

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2004	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	327,062	-0-	-0-	-0-	327,062
Other comprehensive income, net of tax:
Changes in unrealized gains and losses on derivative instruments (net of $7,045 tax benefit)	-0-	-0-	-0-	-0-	-0-	(13,084)	(13,084)
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustment (net of $59,350 tax benefit)	-0-	-0-	-0-	-0-	-0-	(96,334)	(96,334)
Changes in unrealized gains and losses on minimum pension liability adjustment (net of $84 tax benefit)	-0-	-0-	-0-	-0-	-0-	(139)	(139)

Comprehensive income							217,505
Cash dividends declared	-0-	-0-	(171,500)	-0-	-0-	-0-	(171,500)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(48,920)	-0-	-0-	(48,920)
Employee stock plans	(110)	(2,075)	(11,421)	75,949	5	-0-	62,348
Direct stock purchase and dividend reinvestment plan	-0-	546	(2)	5,832	-0-	-0-	6,376

BALANCE AT JUNE 30, 2004	$416,768	$714,134	$3,372,672	$(1,043,783)	$(14,496)	$(149,817)	$3,295,478

Disclosure of reclassification amount:
Changes in unrealized holding gains and losses on available-for-sale securities arising during the period						$(86,223)
Less: Reclassification adjustment for net securities gains realized in net income						10,111

Net change in unrealized gains and losses on available-for-sale securities, net of tax						$(96,334)

Changes in unrealized holding gains and losses on derivatives arising during the period						$(7,257)
Less: Reclassification adjustment for gains realized in net income (net of $3,511 tax expense)						5,827

Net change in unrealized gains and losses on derivatives, net of tax						$(13,084)

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$327,062	$310,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	54,700	87,400
Depreciation and amortization of premises and equipment	53,663	47,744
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	23,531	16,947
Originations and purchases of loans held for sale	(660,488)	2,254
Proceeds from sales of loans held for sale	502,330	-0-
Net (increase) decrease in trading securities	(8,361)	47,671
Net gains on sales of available-for-sale securities	(16,203)	(19,001)
Net loss (gain) on guaranteed mortgage loan securitizations	73	(21,827)
Net gain on sales of business operations, subsidiaries and other assets	(10,451)	-0-
Net gain on sales of home equity loans	(4,884)	-0-
Net decrease (increase) in accrued interest receivable, bank-owned life insurance and other assets	6,684	(70,472)
Net (decrease) increase in accrued expenses and other liabilities	(96,708)	105,890
Provision for deferred income taxes	61,683	70,725
Amortization of intangible assets	2,326	2,396
Other operating activities, net	58,351	46,899

Net cash provided by operating activities	293,308	626,807

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	679,152	1,373,271
Proceeds from sales of available-for-sale securities	1,211,887	839,237
Purchases of available-for-sale securities	(1,533,646)	(2,800,723)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	952,974	1,324,330
Purchases of held-to-maturity securities	(2,141,754)	(1,493,401)
Net increase in federal funds sold and securities purchased under agreements to resell	(87,000)	(458,282)
Net decrease in other interest-earning assets	28,405	15,210
Net increase in loans, excluding guaranteed mortgage loan securitizations and sales of home equity loans	(2,443,327)	(2,360,281)
Proceeds from guaranteed mortgage loan securitizations	146,102	1,234,703
Proceeds from sales of business operations, subsidiaries and other assets	1,622	-0-
Proceeds from sales of home equity loans	156,552	-0-
Net purchases of premises and equipment	(109,004)	(116,518)

Net cash used by investing activities	(3,138,037)	(2,442,454)

FINANCING ACTIVITIES
Net increase in deposits	1,699,353	1,784,652
Net increase in federal funds purchased and securities sold under agreements to repurchase	119,268	67,745
Net increase (decrease) in other borrowed funds	1,027,691	(1,685)
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	300,487	2,350,000
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(258,841)	(1,914,083)
Cash dividends paid	(169,483)	(160,698)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	66,558	71,316
Purchase of common stock	(48,920)	(152,048)

Net cash provided by financing activities	2,736,113	2,045,199

(Decrease) Increase in cash and cash equivalents	(108,616)	229,552
Cash and cash equivalents at beginning of period	1,163,986	1,221,985

Cash and cash equivalents at end of period	$1,055,370	$1,451,537

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2004 and 2003

Basis of Presentation- The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2003 annual report on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and all of its subsidiaries, all of which are wholly- owned. All significant intercompany balances and transactions have been eliminated.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, benefit plan obligations and expenses and the valuation of derivative instruments used in hedging transactions and the corresponding value of items being hedged.

Recent Accounting Developments – In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Statement 132). Statement 132 requires enhanced disclosures for defined benefit pension plans. Statement 132 requires companies to provide more details about their plan assets, investment strategy, measurement dates, benefit obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The disclosures required by Statement 132 are effective for financial statements with fiscal years ending after December 15, 2003, except for disclosures regarding estimated future benefit payments. Disclosures regarding estimated future benefit payments will be required for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See discussion on “Pension” later in Notes to Consolidated Financial Statements for the disclosures required by this statement. As Statement 132 relates to changes in disclosures, its adoption did not have an impact on AmSouth’s financial condition or results of operations.

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, AmSouth adopted the provisions of SAB 105. AmSouth records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. AmSouth does not currently include and was not including the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on AmSouth’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. On July 1, 2004, AmSouth adopted the guidance in Issue 03-1. The adoption of this guidance on this date did not have a material impact on AmSouth’s financial condition or results of operations.

Cash Flows - For the six months ended June 30, 2004 and 2003, AmSouth paid interest of $333.4 million and $355.9 million, respectively, on its deposits and obligations. During the six months ended June 30, 2004 and 2003, AmSouth paid income taxes of $159.2 million and $42.1 million, respectively. Noncash transfers from loans to foreclosed properties for the six months ended June 30, 2004 and 2003, were $24.5 million and $33.4 million, respectively. Noncash transfers from foreclosed properties to loans for the six months ended June 30, 2004 and 2003, were $552 thousand and $343 thousand, respectively. During the six months ended June 30, 2003, AmSouth had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $109 million in connection with a guaranteed mortgage loan securitization.

Stock-Based Compensation – AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, stock appreciation rights, performance shares, and performance units. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2004 option grants vesting ratably over three years. All of the options granted during the first six months of 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

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

	For the six months ended
	June 30, 2004	June 30, 2003
Net income:
As reported	$327,062	$310,181
Add: Stock-based compensation expense included in reported net income, net of tax	823	973
Deduct: Total stock-based compensation expense determined under fair value- based method for all awards, net of tax	(16,300)	(13,360)

Pro forma	$311,585	$297,794

Earnings per common share:
As reported	$.93	$.88
Pro forma	$.89	$.85
Diluted earnings per common share:
As reported	$.92	$.88
Pro forma	$.88	$.84

	For the three months ended
	June 30, 2004	June 30, 2003
Net income:
As reported	$166,963	$154,825
Add: Stock-based compensation expense included in reported net income, net of tax	625	481
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(8,606)	(6,830)

Pro forma	$158,982	$148,476

Earnings per common share:
As reported	$.47	$.44
Pro forma	$.45	$.43
Diluted earnings per common share:
As reported	$.47	$.44
Pro forma	$.45	$.42

This pro forma information includes expenses related to all stock options granted during the first six months of 2004 and 2003, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ending June 30, 2004 and 2003, respectively: a risk-free interest rate of 3.92% and 3.81%, a dividend yield of 3.99% and 4.49%, a volatility factor of 30.89% and 31.40%, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the six months ended June 30, 2004 and 2003 was $5.69 and $4.48, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

Derivatives – In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133) AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

Fair Value Hedging Strategy - AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate certificates of deposit to floating rate. AmSouth also has interest rate swap agreements which effectively convert portions of its fixed-rate long-term debt to floating rate. During the six months ended June 30, 2004 and 2003, AmSouth recognized a net gain of $271 thousand and a net loss of $831 thousand, respectively, related to the ineffective portion of its hedging instruments.

AmSouth has entered into forward contracts to hedge the fair value of specific pools of mortgage loans held for sale from changes in interest rates. The impact of hedge ineffectiveness during the six months ended June 30, 2004, was not material to the earnings of AmSouth. In addition to the forward contracts treated as hedges under Statement 133, AmSouth’s derivative portfolio also included forward contracts entered into to offset the impact of changes in interest rates on AmSouth’s mortgage pipeline designated for future sale. Statement 133 also requires AmSouth to treat its mortgage banking loan commitments as derivatives. Accordingly, the change in fair value of the forward contracts entered into to hedge the mortgage pipeline, while not qualifying as hedges under Statement 133, is somewhat offset by changes in the fair value of the mortgage pipeline. AmSouth had no open forward contracts to sell mortgage loans at June 30, 2003.

Cash Flow Hedging Strategy – AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $1.3 billion and $1.2 billion of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at June 30, 2004 and 2003, respectively. AmSouth has entered into interest rate swap agreements to hedge the anticipated reissuance of Federal funds purchases which effectively convert a portion of its Federal funds purchased to fixed rate. Approximately $550 million of AmSouth’s Federal funds purchased were designated as the hedged items to the interest rate swap agreements at June 30, 2004. Approximately $300 million of these swaps expire in 2005, $50 million in 2006 and $200 million in 2007. AmSouth was not hedging Federal funds purchased at June 30, 2003. During the six months ended June 30, 2004, AmSouth terminated $600 million of swaps that had been designated as hedging long-term floating rate bank notes. The loss related to the effective portion of these hedging relationships will be amortized into net interest income over the remaining life of the long-term floating rate bank notes. During the six months ended June 30, 2004 and 2003, AmSouth recognized net income of $23 thousand and a net loss of $1 thousand, respectively, related to the ineffective portion of its hedging instruments.

Guarantees – AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At June 30, 2004, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to eleven years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at June 30, 2004 was $3.3 billion and represents AmSouth’s maximum credit risk. At June 30, 2004, AmSouth had $18.9 million of liabilities and $18.9 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” at January 1, 2003. At June 30, 2003, AmSouth had $2.5 million of liabilities and $2.5 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of June 30, 2004 was $30.3 million. The total potential margin guarantee for AIS was $253.0 million as of June 30, 2004, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement.

Variable Interest Entities – A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. AmSouth has reviewed several areas of potential variable interest entities for consolidation. These areas included: investments in affordable housing, leveraged lease transactions, trust, and commercial real estate lending.

AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. At June 30, 2004, AmSouth had recorded investments in other assets on its balance sheet of approximately $151.3 million associated with limited partnership investments in affordable housing projects. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has determined that these structures meet the definition of variable interest entities. AmSouth has determined that it will not need to consolidate any of these direct limited partnership investments. In some cases, AmSouth is the sole limited partner in a fund that invests in affordable housing projects. AmSouth has determined that it is required to consolidate these funds in which it is the sole limited partner. However, since these funds are not required to consolidate the underlying affordable housing projects in which they invest, there is no financial statement impact associated with their consolidation by AmSouth. AmSouth’s maximum exposure to loss on these limited partnerships is limited to the $151.3 million of recorded investment.

AmSouth also reviewed the structures utilized in its leveraged lease transactions. In these transactions, AmSouth, as the lessor, finances a minimal amount of the purchase but has total equity ownership. A third party (debt participant) finances the remainder. The property is then leased to another party. Based on its review, AmSouth determined that these lease structures meet the definition of variable interest entities. AmSouth’s current accounting for these leveraged leases, however, is not impacted by Interpretation 46. At June 30, 2004, AmSouth had a recorded investment in leveraged leases of $1.7 billion which represents AmSouth’s maximum exposure to loss on these leveraged lease transactions.

AmSouth, through its Trust area, acts as a fiduciary to trust entities which meet the definition of variable interest entities. AmSouth’s interest is limited to the right to receive fees. AmSouth has determined that it is not required to consolidate these entities. AmSouth’s exposure to future loss related to these entities is limited to fee revenues generated from these trusts.

AmSouth, as a commercial real estate lender, periodically lends money for the construction or acquisition of commercial real estate. At June 30, 2004, AmSouth had approximately $5.2 billion of commercial real estate loans outstanding and approximately $4.2 billion in unused commercial real estate commitments to lend money.

AmSouth has determined that some of the entities to which it lends for commercial real estate purposes meet the definition of variable interest entities. AmSouth has reviewed these structures and determined that any that met the definition of a variable interest entity were not required to be consolidated. AmSouth’s maximum exposure to loss associated with these commercial real estate transactions is no greater than the outstanding balance in commercial real estate lending and any outstanding commitments to lend money associated with these transactions at June 30, 2004.

Pension – Net periodic benefit (credit)/cost includes the following components for the three months ended June 30, 2004:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$5,368	$4,703	$218	$213
Interest cost	10,517	10,029	602	629
Expected return on plan assets	(16,199)	(15,336)	(55)	(60)
Amortization of prior service cost/(credit)	26	(75)	(217)	(217)
Amortization of transitional obligation	47	48	11	11
Recognized actuarial loss	4,003	409	303	259

Net periodic benefit cost/(credit)	$3,762	$(222)	$862	$835

Net periodic benefit (credit)/cost includes the following components for the six months ended June 30, 2004:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$10,717	$9,406	$436	$427
Interest cost	21,028	20,059	1,203	1,257
Expected return on plan assets	(32,397)	(30,673)	(109)	(120)
Amortization of prior service cost/(credit)	23	(150)	(435)	(435)
Amortization of transitional obligation	96	96	22	22
Recognized actuarial loss	8,057	817	607	519

Net periodic benefit cost/(credit)	$7,524	$(445)	$1,724	$1,670

AmSouth has not made and does not expect to make a material contribution to its pension plans, but will make a contribution to other postretirement plans of approximately $2.9 million in 2004.

Contingencies – Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. Additionally, AmSouth and certain of its subsidiaries which are regulated by one or more federal and state authorities are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies resulting from these examinations, reviews and investigations. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

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

Comprehensive Income – Total comprehensive income was $2.3 million and $217.5 million for the three and six months ended June 30, 2004 and $131.5 million and $268.5 million for the three and six months ended June 30, 2003. Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the change in the effective portion of cash flow hedges marked to market and a minimum pension liability related to an unfunded pension liability.

Earnings Per Common Share – The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
(In thousands except per share data)
Earnings per common share computation:
Numerator:
Net income	$166,963	$154,825	$327,062	$310,181
Denominator:
Average common shares outstanding	351,602	349,509	351,399	350,738
Earnings per common share	$.47	$.44	$.93	$.88
Diluted earnings per common share computation:
Numerator:
Net income	$166,963	$154,825	$327,062	$310,181
Denominator:
Average common shares outstanding	351,602	349,509	351,399	350,738
Dilutive shares contingently issuable	4,712	3,845	5,212	3,566

Average diluted common shares outstanding	356,314	353,354	356,611	354,304
Diluted earnings per common share	$.47	$.44	$.92	$.88

Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the six month period ended June 30, 2004, AmSouth purchased 2.1 million shares under this authorization at a cost of $48.9 million. The total shares repurchased under this authorization through June 30, 2004 were 2.3 million shares at a cost of $55.1 million. Cash dividends of $.24 per common share were declared in the second quarter of 2004.

Business Segment Information - AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments. During the third quarter of 2003, AmSouth changed the way it allocates internal funding credits for deposits for segment reporting purposes. AmSouth changed its methodology to better capture the impact of changes in interest rates on the values of certain deposit products for each segment. Accordingly, AmSouth has adjusted its three months and six months ended June 30, 2003 segment information to reflect this new methodology. The following is a summary of the segment performance for the three and six months ended June 30, 2004 and 2003:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended June 30, 2004
Net interest income before internal funding	$196,912	$111,982	$39,336	$13,180	$361,410
Internal funding	81,167	(6,989)	(283)	(73,895)	-0-

Net interest income/(expense)	278,079	104,993	39,053	(60,715)	361,410
Noninterest revenues	117,801	34,933	53,359	12,159	218,252

Total revenues	395,880	139,926	92,412	(48,556)	579,662
Provision for loan losses	21,862	2,725	335	1,678	26,600
Noninterest expenses	189,862	46,004	54,998	20,906	311,770

Income/(Loss) before income taxes	184,156	91,197	37,079	(71,140)	241,292
Income taxes/(benefits)	69,243	34,289	13,942	(43,145)	74,329

Segment net income/(loss)	$114,913	$56,908	$23,137	$(27,995)	$166,963

Revenues from external customers	$314,713	$146,915	$50,791	$67,243	$579,662

Ending Assets	$21,070,749	$12,284,753	$4,249,518	$10,690,793	$48,295,813

Three Months Ended June 30, 2003
Net interest income before internal funding	$198,365	$114,544	$36,494	$(47)	$349,356
Internal funding	78,618	(18,243)	(6,272)	(54,103)	-0-

Net interest income/(expense)	276,983	96,301	30,222	(54,150)	349,356
Noninterest revenues	114,345	29,526	42,731	24,116	210,718

Total revenues	391,328	125,827	72,953	(30,034)	560,074
Provision for loan losses	34,462	6,974	260	1,004	42,700
Noninterest expenses	180,360	46,141	49,317	22,804	298,622

Income/(Loss) before income taxes	176,506	72,712	23,376	(53,842)	218,752
Income taxes/(benefits)	66,366	27,340	8,789	(38,568)	63,927

Segment net income/(loss)	$110,140	$45,372	$14,587	$(15,274)	$154,825

Revenues from external customers	$312,710	$144,070	$40,302	$62,992	$560,074

Ending Assets	$19,020,563	$11,340,909	$3,436,135	$9,986,600	$43,784,207

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Six Months Ended June 30, 2004
Net interest income before internal funding	$389,573	$223,619	$78,527	$29,188	$720,907
Internal funding	159,960	(15,186)	(1,252)	(143,522)	-0-

Net interest income/(expense)	549,533	208,433	77,275	(114,334)	720,907
Noninterest revenues	235,029	72,366	104,008	27,279	438,682

Total revenues	784,562	280,799	181,283	(87,055)	1,159,589
Provision for loan losses	48,430	2,435	643	3,192	54,700
Noninterest expenses	383,592	93,793	109,221	47,438	634,044

Income/(Loss) before income taxes	352,540	184,571	71,419	(137,685)	470,845
Income taxes/(benefits)	132,555	69,398	26,854	(85,024)	143,783

Segment net income/(loss)	$219,985	$115,173	$44,565	$(52,661)	$327,062

Revenues from external customers	$624,602	$295,985	$98,915	$140,087	$1,159,589

Ending Assets	$21,070,749	$12,284,753	$4,249,518	$10,690,793	$48,295,813

Six Months Ended June 30, 2003
Net interest income before internal funding	$400,748	$233,584	$73,424	$4,642	$712,398
Internal funding	154,573	(38,709)	(14,344)	(101,520)	-0-

Net interest income/(expense)	555,321	194,875	59,080	(96,878)	712,398
Noninterest revenues	213,256	61,748	86,281	42,318	403,603

Total revenues	768,577	256,623	145,361	(54,560)	1,116,001
Provision for loan losses	68,407	14,189	508	4,296	87,400
Noninterest expenses	360,727	90,480	98,044	38,977	588,228

Income/(Loss) before income taxes	339,443	151,954	46,809	(97,833)	440,373
Income taxes/(benefits)	127,631	57,135	17,600	(72,174)	130,192

Segment net income/(loss)	$211,812	$94,819	$29,209	$(25,659)	$310,181

Revenues from external customers	$614,004	$295,332	$81,386	$125,279	$1,116,001

Ending Assets	$19,020,563	$11,340,909	$3,436,135	$9,986,600	$43,784,207

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2004 and 2003, the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of AmSouth Bancorporation and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Birmingham, Alabama

August 3, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

AmSouth Bancorporation (AmSouth) is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $48 billion in assets, more than 670 branch banking offices and more than 1,200 ATMs. AmSouth operates in Tennessee, Alabama, Florida, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast in several key businesses, such as Consumer Banking which includes small business banking and mortgage lending, Commercial Banking, including equipment leasing, and Wealth Management, which includes annuity and mutual fund sales, trust and investment management services.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses, pension accounting and hedge accounting. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2003 10-K. There were no significant changes in these accounting policies during the first six months of 2004.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

Second Quarter and First Six Months Overview

AmSouth reported record net income of $167 million for the quarter and $327 million for the first six months of 2004 benefiting from strong loan and deposit growth and continued improvement in credit quality. Diluted earnings per share for the second quarter of 2004 was $.47, an increase of 6.8 percent over the $.44 per share for the same period of 2003. Diluted earnings per share for the six months ended June 30, 2004 was $.92 per share, an increase of 4.5 percent over the $.88 per share for the same period of 2003.

For the three months ended June 30, 2004 and 2003, AmSouth’s return on average assets (ROA) was 1.41 percent and 1.48 percent, respectively. Return on average equity (ROE) was 20.31 percent for the second quarter of 2004 compared to 19.95 percent for the same quarter of 2003. For the six months ended June 30, 2004 and 2003, AmSouth’s ROA was 1.40 percent and 1.51 percent, respectively. ROE was 20.04 percent for the first six months of 2004 compared to 20.10 percent for the same period last year.

Loan balances on average for the second quarter increased $2.4 billion from the second quarter of 2003, with growth in both the commercial and consumer categories. Quarterly average deposit balances were up $3.8 billion, with low-cost deposits up almost $2.6 billion.

A key driver for the second quarter and year-to-date results was the continued improvement in credit quality. Net charge-offs declined $16 million, or 25 basis points, from the second quarter of 2003, and $30 million, or 25 basis points, from the first six months of 2003. Nonperforming assets as a percent of loans, foreclosed properties and repossessions declined to 43 basis points compared to 62 basis points a year ago. These trends continue to reflect the benefits of stricter credit underwriting standards implemented over the last several years.

Other positives noted during the second quarter and first six months of 2004 included the double digit growth in service charge income, trust fees and investment services income. These areas continue to reflect the results of several of AmSouth’s strategic initiatives. Noninterest expenses for the second quarter were up 4.4 percent compared to the second quarter of 2003, but down $10.5 million compared to the first quarter of 2004, reflecting tighter expense controls. Year-to-date noninterest expenses were up 7.8 percent compared to the same period a year ago. Net interest income for the second quarter was up 3.5 percent compared to the same quarter of 2003 and up 1.2 percent for the first six months of 2004 compared to the same period of 2003. The improvement in net interest income reflects strong loan and deposit growth partially offset by a decline in the net interest margin. These improvements were partially offset by decreases in mortgage and portfolio income compared to the same periods a year ago, reflecting lower gains on sales of mortgage loans and servicing and lower securities gains.

Statement of Condition

Total assets at June 30, 2004 were $48.3 billion, up 5.9 percent from $45.6 billion at December 31, 2003. This $2.7 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio and its held-to-maturity (HTM) securities portfolio. Loans net of unearned income at June 30, 2004 increased $2.0 billion compared to year-end. This increase was attributable to $959 million of growth in commercial loans and $1.1 billion growth in consumer loans. AmSouth also had an increase in HTM securities of $1.1 billion. These increases were partially offset by a $539 million decline in available-for-sale (AFS) securities.

The increase in commercial loans was broad-based and balanced in all categories led by growth in commercial real estate mortgages, commercial and industrial lending and real estate construction. The increases in commercial real estate mortgages, commercial and industrial lending and real estate construction were driven by new business generation reflecting the benefits of sales calling efforts. The increase in consumer loans was split equally between residential first mortgages and equity loans and lines. AmSouth’s focus on consumer lending helped produce $2.4 billion of home equity originations and $2.2 billion of residential mortgage originations in the first half of 2004. Importantly, ending total loans at June 30, 2004 were $700 million higher than average balances for the second quarter providing solid momentum as the third quarter begins, and the loan pipelines for both commercial and consumer lending point toward sustained strength in new loan production. The increase in AmSouth’s HTM securities portfolio reflected additional purchases of securities, primarily in shorter duration and well-structured mortgage-backed and collateralized mortgage obligation (CMO) securities, during the first six months of 2004. The duration of the combined portfolios, which considers repricing frequency of variable rate securities, is approximately 4.2 years. The decrease in AmSouth’s AFS portfolio was the result of maturities, prepayments and sales of securities and a decrease of $157.2 million in the market valuation adjustment.

On the liability side of the balance sheet, total deposits at June 30, 2004, increased by $1.7 billion compared to December 31, 2003. The increase in total deposits was realized in most categories of deposits. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.2 billion. The growth in deposits reflects broad based sales efforts and improving trends in overall household growth across all lines of business and AmSouth’s branch expansion program. During the first six months of 2004, AmSouth opened 23 new branches, including 20 new branches in Florida. The increase in deposits also reflects the issuance of $900 million of institutional certificates of deposit, the majority of which mature in one year or less.

The increase in other borrowed funds was primarily the result of an increase in government-sponsored deposits. During January 2004, AmSouth issued $150 million in floating rate bank notes continuing a program begun in 2003 as a part of AmSouth’s long-term funding strategy. Other long-term debt declined due to the maturing of $150 million of 7.75% Subordinated Notes Due 2004 during May 2004 which was not replaced.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the three and six months ended June 30, 2004 was $371.9 million and $742.0 million, up $11.2 million, or 3.1 percent compared to the same quarter last year and up $6.6 million or 0.9 percent on a year-to-date basis. The increase in NII reflected a higher level of earning assets and continued strong deposit growth. The net interest margin (NIM) was 3.44 percent for the second quarter of 2004, down 40 basis points from 3.84 percent, for the same quarter in 2003. The decline in the NIM can be largely attributed to the impact of the low rate environment on the investment portfolio, the mix of loans and the overall lower spread on asset growth. In addition, the low interest rate environment during the first six months of 2004 resulted in significantly lower reinvestment yields for both loans and investment securities. See additional discussion of prepayment risk within the “Prepayment Risk” section. These events combined to compress the NIM and decrease NII.

Growth in interest-earning assets was only partially offset by the decline in NII associated with the lower NIM. Average interest-earning assets for the three and six month periods ended June 30, 2004 were $43.5 billion and $42.6 billion, respectively, an increase of $5.8 billion and $5.3 billion from the same periods in 2003. As discussed above, the increase came principally from growth in the loan and the investment securities portfolios. The growth in the loan portfolio was primarily driven by commercial lending, residential mortgage production and equity lending. The growth in earning assets was primarily funded by deposit growth. The increase in deposits was across most categories of deposits. In addition, AmSouth funded part of the increase through the issuance of $800 million in bank notes during the fourth quarter of 2003 and first quarter of 2004 and the issuance of $500 million in subordinated debt late in the first quarter of 2003. Part of the growth in earning assets was also funded by growth in Federal funds purchased and securities sold under agreements to repurchase.

AmSouth expects NII growth to accelerate during the second half of 2004 due to double digit loan growth funded by strong low-cost deposit growth, substantially lower premium amortization, lower volumes of loan sales, and a more stable net interest margin.

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

Interest Sensitivity Analysis

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

One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of June 30, 2004, AmSouth would expect NII to increase $4.2 million or approximately 0.27 percent and decrease $13.0 million or approximately 0.84 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. This scenario indicates that AmSouth is slightly asset sensitive. By comparison, as of June 30, 2003, the simulation model indicated that NII would increase $14.1 million or approximately 1.0 percent and decrease $27.6 million or approximately 1.9 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period. The decrease in asset sensitivity from June 30, 2003 to June 30, 2004, can be attributed to growth in the residential mortgage loan portfolio and investments.

Interest Rate Sensitivity

(Dollars in Millions)

	June 30				Policy Limit
	2004		2003
	% Change	$ Change	% Change	$ Change
+100 bp	0.27%	$4.2	1.00%	$14.1	+/-2.5%
-100 bp	(0.84%)	($13.0)	(1.90%)	($27.6)	+/-2.5%

Note:	Assumes a parallel shift in the yield curve for U.S. Treasury securities occuring gradually over a 12-month time period.

AmSouth’s current level of interest rate risk is well within its policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve can also affect NII even if Federal Reserve-set short term rates remain unchanged. NII at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect NII as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would most likely be prepaid while the proceeds from such prepayments could likely not be reinvested at comparable rates. Accordingly, one of the stress tests regularly run by AmSouth is an immediate shift in the five years and beyond Treasury yield curve with all other short term interest rates unchanged. Based on the results of this modeling as of June 30, 2004, an immediate 50 basis point downward shift in the Treasury curve, if sustained for 12 months, would cause NII to decrease by approximately $12.9 million.

Thus far, AmSouth has been successful in managing the timing and magnitude of loan and deposit pricing as market and Federal Reserve-set interest rates have changed during 2004 and does not expect further moderate Federal Reserve rate increases to adversely impact near-term net interest income.

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At June 30, 2004, AmSouth had interest rate swaps in the notional amount of approximately $2.9 billion, of which $2.3 billion were “receive fixed/pay floating” rate swaps and $550 million were “pay fixed/receive floating.” Of these swaps, $1.3 billion of notional value was used to hedge the cash flow of variable-rate commercial loans, $1.0 billion of notional value was used to hedge the fair value of a fixed-rate certificate of deposit and corporate and bank debt and $550 million was used to hedge the anticipated reissuance of Federal funds purchased. Interest rate swaps with notional value of $175 million matured during the second quarter of 2004. There are no interest rate swaps scheduled to mature during the remainder of 2004. Interest rate swaps in the notional amount of $600 million were terminated during the first quarter of 2004. These swaps had been designated as cash flow hedges of floating rate bank notes. Of these swaps, $400 million were in place at December 31, 2003 and $200 million were entered into during the three months ended March 31, 2004. The effective portion of these hedging relationships is included in other comprehensive income and is being amortized into earnings over the remaining terms of the floating rate notes.

While not significant to the consolidated financial statements, AmSouth also utilizes forward contracts to protect against changes in interest rates and prices of its mortgages and mortgage pipeline for mortgages which it intends to sell. A portion of these forward contracts is designated as fair value hedges of mortgage loans held-for-sale. The remaining forward contracts are not designated as hedging instruments, but do provide some economic hedging of the mortgage pipeline.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At June 30, 2004, AmSouth had $50.3 million of assets and $49.8 million of liabilities associated with $2.2 billion notional amount of interest rate contracts with corporate customers and $2.2 billion notional amount of offsetting interest rate contracts with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ contracts.

Prepayment Risk

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

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios. During the six months ended June 30, 2004, AmSouth experienced less accelerated prepayments in both its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios than during the six months ended June 30, 2003. AmSouth estimates the impact of accelerated prepayments will have a less significant effect on the NIM in 2004 compared to 2003.

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

Off-Balance Sheet Arrangements

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At June 30, 2004, the outstanding balance of commercial loans sold to conduits was $578 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages and dealer indirect automobile loans to third-party conduits. The remaining outstanding balances associated with these transactions were $672 million of residential first mortgages and $37 million of dealer indirect automobile loans. These balances were down from $1.6 billion in outstanding loan balances in all three conduits at December 31, 2003. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At June 30, 2004, AmSouth had $84.9 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments associated with these conduit transactions. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At June 30, 2004, AmSouth had liquidity lines of credit supporting these transactions of $1.3 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of June 30, 2004, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

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

At June 30, 2004, the allowance for loan losses was $382.5 million, or 1.22 percent of loans net of unearned income, compared to $384.0 million, or 1.36 percent, at June 30, 2003 and $384.1 million, or 1.31 percent, at December 31, 2003. The coverage ratio of the allowance for loan losses to nonperforming loans was 373 percent at June 30, 2004, an increase of 72 basis points from the June 30, 2003 ratio. The ending balance in the allowance at June 30, 2004, reflects the mix of the loan portfolio and the results of the allowance review process, as well as a reduction in the allowance of $1.8 million related to the sale of $152 million in equity loans during March 2004. Table 5 presents a five-quarter analysis of the allowance for loan losses.

Net charge-offs for the quarter ended June 30, 2004, were $26.6 million, or 0.35 percent of average loans, on an annualized basis, a decrease of $16.0 million from the $42.6 million, or 0.60 percent of average loans, reported in the same period a year earlier. For the six months ended June 30, 2004, net charge-offs were $54.6 million, or 0.36 percent, compared to $85.0 million, or 0.61 percent, for the same period of 2003. The decrease in net charge-offs was the result of decreases in commercial and consumer net charge-offs.

In the second quarter commercial net charge-offs decreased $6.2 million compared to the same period a year earlier and decreased $12.2 million for the first six months of 2004 compared to the same period in 2003. The decreases in commercial charge-offs primarily reflected lower gross losses combined with higher recoveries of previously charged off loans. The decrease in commercial net charge-offs also reflected higher quality underwriting standards.

In the second quarter consumer net charge-offs decreased $11.1 million compared to the same period a year earlier and decreased $18.5 million for the first six months of 2004 compared to the same period in 2003. The decrease in consumer net charge-offs, both quarterly and year-to-date primarily occurred in dealer indirect and equity loans and lines charge-offs. Net charge-offs in the dealer indirect portfolio were $3.7 million for the second quarter of 2004 and $9.9 million for the first six months of 2004, a decrease of $6.4 million and $12.6 million, respectively, from the corresponding periods in 2003. The decreases in dealer indirect net charge-offs reflected higher quality underwriting coupled with the runoff of older higher risk vintages, as well as strengthening used car auction prices and enhanced collection procedures. Net charge-offs in the equity loans and lines portfolio were $5.6 million for the second quarter of 2004 and $12.8 million for the first six months of 2004, a decrease of $3.6 million and $3.3 million, respectively, from the corresponding periods in 2003. The decreases in equity loans and lines net charge-offs reflected higher quality underwriting and enhanced collection procedures. The provision for loan losses for the second quarter and first half of 2004 was $26.6 million and $54.7 million, respectively, compared to $42.7 million and $87.4 million for the corresponding year-earlier periods. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio and a shift in the mix of the loan portfolio to include a larger proportion of residential mortgages.

At June 30, 2004, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 19 basis points to 0.43 percent compared to 0.62 percent at June 30, 2003, reflecting a $39.8 million decrease in nonperforming assets. Compared to year-end 2003, nonperforming assets declined $12.2 million as a result of a $7.5 million decline in nonaccrual loans, a $3.0 million decline in foreclosed properties and a $1.7 million decline in repossessions. Table 6 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans was primarily the result of a $5.0 million decrease from December 31, 2003, in nonaccrual commercial and commercial real estate loans and a $4.6 million decrease in nonaccrual equity loans and lines, slightly offset by a $2.4 million increase in nonaccrual residential first mortgages. The decrease in nonaccrual commercial loans reflects a downward trend in commercial problem loans. The decrease in nonaccruing equity loans and lines is reflective of improved portfolio quality. The increase in nonaccruing residential first mortgages is primarily a reflection of portfolio growth. AmSouth had no nonperforming assets considered troubled debt restructured loans at June 30, 2004 and 2003. The decrease in foreclosed properties was the result of slowing foreclosures and higher volumes of sales of foreclosed properties. The decrease in repossessions also reflects higher quality underwriting standards.

Included in nonperforming assets at June 30, 2004 and 2003, was $46.8 million and $69.8 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At June 30, 2004 and 2003, there was $11.1 million and $17.8 million, respectively, in the allowance for loan losses specifically allocated to $25.9 million and $54.1 million, respectively, of impaired loans. No specific reserves were required for $20.9 million and $15.7 million of impaired loans at June 30, 2004 and 2003, respectively. The average balance in impaired loans for the three months ended June 30, 2004 and 2003, was $44.6 million and $88.5 million, respectively, and $46.7 million and $89.3 million, respectively, for the six months ended June 30, 2004 and 2003. AmSouth recorded no material interest income on its impaired loans during the three months ended June 30, 2004. At June 30, 2004 and 2003, AmSouth had approximately $23.3 million and $47.8 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $47.8 million in 2003, only $7.6 million remained categorized as potential problem loans at June 30, 2004. The remaining balances either migrated to nonperforming status or were no longer considered potential problem loans at June 30, 2004. The lower level of potential problem loans at June 30, 2004, is reflective of an overall improvement in commercial asset quality between years.

Today’s credit quality reflects the benefits of AmSouth’s efforts over the past few years to tighten underwriting standards in consumer and commercial lending, strengthen the credit review function, improve processes in the collections area, and reduce exposure to certain segments in commercial lending.

Leading indicators point toward sustained improvement in credit quality trends. In particular, classified commercial loans declined again this quarter while consumer delinquencies were lower in nearly every loan category compared to 2003. Credit quality metrics should continue to improve, although net charge-offs could rise to the low 40 basis point range during the second half of 2004 primarily reflecting normal seasonality.

Noninterest Revenues

Noninterest revenues (NIR) were $218.3 million during the second quarter of 2004 and $438.7 million for the first six months of 2004. The quarterly and six-month totals represent a 3.6 percent and an 8.7 percent increase from the corresponding periods in 2003. The increase in NIR compared to 2003 was primarily due to increases in service charges on deposit accounts, trust income and consumer investment services income.

The growth of service charge revenues for the three months and six months ended June 30, 2004 of $12.7 million and $30.4 million or 15.5 percent and 19.3 percent compared to the corresponding periods in 2003 was primarily the result of increases in overdraft fees. The increase in overdraft fees continues to be the result of an increase in the volume of overdrafts. The additional volume has been due to several procedural changes made during 2002 and 2003 related to an on-going initiative to manage, in a consistent manner, customers’ available account balances. Enhancing these procedures enables AmSouth to better manage its risks, including fraud risk, arising from various transactions that can affect a customer’s account balance.

The increase in trust income of $4.3 million and $7.2 million for the three months and six months ended June 30, 2004 or 16.9 percent and 13.9 percent compared to the corresponding periods in 2003 reflected the impact of a pricing increase, improved sales and improved market conditions. The increase in consumer investment services income of $5.9 million and $10.0 million for the three months and six months ended June 30, 2004 or 36.6 percent and 30.8 percent compared to the corresponding periods in 2003 reflected increases in annuity income, mutual fund fees, brokerage fees, insurance income, and other investment services income.

The increase in interchange income for the second quarter and first six months of 2004 compared to the same periods in 2003 was primarily due to increases in transaction volumes.

For the second quarter of 2004, other noninterest revenues increased $4.0 million compared to the same period in 2003. This increase is primarily the result of a $4.2 million charge taken in the second quarter of 2003 related to the write-off of lease residual values associated with two customers. Other noninterest revenues increased $7.6 million during the six months ended June 30, 2004 compared to the same period in 2003. The year-to-date increase in other noninterest revenues is primarily the result of the $4.2 million charge taken in the second quarter of 2003 related to the write-off of lease residual values discussed above and a $4.9 million gain on the sale of $152 million in equity loans during the first quarter of 2004.

These increases in NIR were offset by decreases in mortgage income, portfolio income and income from bank owned life insurance (BOLI). The decrease in mortgage income was primarily due to lower gains on the sales of mortgage loans and servicing as more of the current production is in adjustable rate mortgages which are being retained on the balance sheet. The decline in portfolio income was due to lower gains on sales of securities in 2004 compared to 2003, reflecting changes in market conditions. The decrease in BOLI income was primarily the result of lower rates and benefit payments during 2004 compared to 2003.

Noninterest Expenses

Noninterest expenses (NIE) for the second quarter of 2004 increased $13.1 million or 4.4 percent compared to the same period in 2003 and increased $45.8 million or 7.8 percent for the first six months of 2004 compared to the corresponding period in 2003. The increase in NIE on a quarterly basis was primarily related to increases in salaries and employee benefits, net occupancy expense and professional fees, partially offset by lower communication expenses. The increase in NIE on a year-to-date basis was primarily the result of increases in salaries and employee benefits, net occupancy expense, equipment expense, marketing expense, and professional fees, partially offset by lower communications expense.

The quarterly and year-to-date increases in salaries and employee benefits reflected higher base salaries due to merit increases partially offset by a decrease in positions, and higher pension, personnel-related insurance and thrift plan costs. The quarterly and year-to-date increases in net occupancy expense were due primarily to the continued investment in new branches. The quarterly and year-to-date increase in professional fees reflected an increase in legal costs and higher expenses to support revenue initiatives. The year over year increase in marketing expense was due to initiatives to attract new business and various other marketing campaigns. The decrease in communication expense was primarily the result of lower expenses associated with the consolidation and renegotiation of services.

Capital Adequacy

At June 30, 2004, shareholders’ equity totaled $3.3 billion or 6.82 percent of total assets while average equity as a percentage of average assets for the three month and six month periods ended June 30, 2004 was 6.92 percent and 7.01 percent, respectively. Since December 31, 2003, shareholders’ equity increased $65.8 million primarily as a result of net income for the first six months of 2004 of $327.1 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $171.5 million and the purchase of 2.1 million shares of AmSouth common stock for $48.9 million during the first six months of 2004. The increase in shareholders’ equity from net income was also partially offset by a decrease of $96.3 million associated with a lower valuation of the AFS portfolio and by a decrease of $13.1 million associated with the effective portion of cash flow hedges. The remaining increase was attributable to employee stock plans, direct stock purchases and dividend reinvestment.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2004 and 2003. At June 30, 2004, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2004.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $1.87 to $1.92, reflecting a growth rate between six and nine percent over 2003 earnings of $1.77. We expect net interest income growth to accelerate driven by continued growth in loans and deposits with a moderately lower net interest margin. Credit quality metrics should continue to improve, although net charge-offs could rise to the low 40 basis point range during the second half of the year primarily reflecting normal seasonality. Overall we expect a stable level of noninterest revenues as continued growth in core categories is offset by lower mortgage and portfolio income. Finally, we expect noninterest expense growth for the year to range between four and seven percent. Failure of any of these expectations to be met could affect the realization of earnings per share in the expected range. See the discussion of “Forward-Looking Statements” on page 2, which details a number of additional factors that could cause results to differ from management’s current expectations.

Table 1 - Financial Summary

	June 30		%Change
	2004	2003
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$31,351,497	$28,222,542	11.1%
Total assets	48,295,813	43,784,207	10.3
Total deposits	32,139,244	29,098,826	10.4
Shareholders’ equity	3,295,478	3,145,575	4.8

Year-to-date average balances:
Loans net of unearned income	$30,169,686	$28,049,022	7.6%
Total assets	46,847,692	41,433,111	13.1
Total deposits	31,169,675	27,643,726	12.8
Shareholders’ equity	3,281,997	3,111,683	5.5			.

	Six Months Ended June 30		% Change	Three Months Ended June 30		% Change
	2004	2003		2004	2003
	(In thousands except per share data)
Earnings summary
Net income	$327,062	$310,181	5.4%	$166,963	$154,825	7.8%
Earnings per common share	0.93	0.88	5.7	0.47	0.44	6.8
Diluted earnings per common share	0.92	0.88	4.5	0.47	0.44	6.8
Return on average assets (annualized)	1.40%	1.51%		1.41%	1.48%
Return on average equity (annualized)	20.04	20.10		20.31	19.95
Operating efficiency	53.70	51.64		52.83	52.26

Selected ratios
Average equity to assets	7.01%	7.51%		6.92%	7.43%
End-of-period equity to assets	6.82	7.18		6.82	7.18
End-of-period tangible equity to assets	6.23	6.54		6.23	6.54
Allowance for loan losses to loans net of unearned income	1.22	1.36		1.22	1.36

Common stock data
Cash dividends declared	$0.48	$0.46		$0.24	$0.23
Book value at end of period	9.32	8.98		9.32	8.98
Market value at end of period	25.47	21.84		25.47	21.84
Average common shares outstanding	351,399	350,738		351,602	349,509
Average common shares outstanding-diluted	356,611	354,304		356,314	353,354

Table 2 - Year-to-Date Yields Earned on Average Interest-Earning Assets

and Rates Paid on Average Interest-Bearing Liabilities

	2004			2003
	Six Months Ended June 30			Six Months Ended June 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$30,169,686	$764,634	5.10%	$28,049,022	$801,859	5.76%
Available-for-sale securities	6,531,439	165,329	5.09	4,579,495	154,594	6.81
Held-to-maturity securities	5,602,744	134,018	4.81	4,448,874	124,788	5.66

Total investment securities	12,134,183	299,347	4.96	9,028,369	279,382	6.24
Other interest-earning assets	332,059	6,440	3.90	255,827	1,858	1.46

Total interest-earning assets	42,635,928	1,070,421	5.05	37,333,218	1,083,099	5.85
Cash and other assets	4,607,287			4,319,011
Allowance for loan losses	(386,223)			(386,889)
Market valuation on available-for-sale securities	(9,300)			167,771

	$46,847,692			$41,433,111

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$6,582,112	15,986	0.49	$5,672,682	16,164	0.57
Money market and savings deposits	7,761,363	19,003	0.49	7,477,182	27,816	0.75
Time deposits	6,022,582	85,372	2.85	6,373,981	103,409	3.27
Certificates of deposit of $100,000 or more	3,127,335	34,388	2.21	2,194,374	32,041	2.94
Foreign deposits	1,366,187	6,187	0.91	688,132	3,359	0.98
Federal funds purchased and securities sold under agreements to repurchase	2,607,838	14,830	1.14	2,008,015	10,474	1.05
Other interest-bearing liabilities	8,175,212	152,607	3.75	7,158,085	154,410	4.35

Total interest-bearing liabilities	35,642,629	328,373	1.85	31,572,451	347,673	2.22

Net interest spread			3.20%			3.63%

Noninterest-bearing demand deposits	6,310,096			5,237,375
Other liabilities	1,612,970			1,511,602
Shareholders’ equity	3,281,997			3,111,683

	$46,847,692			$41,433,111

Net interest income/margin on a taxable equivalent basis		742,048	3.50%		735,426	3.97%

Taxable equivalent adjustment:
Loans		12,317			13,457
Available-for-sale securities		1,333			1,847
Held-to-maturity securities		7,491			7,724

Total taxable equivalent adjustment		21,141			23,028

Net interest income		$720,907			$712,398

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.

Table 3 - Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2004						2003
	Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income	$30,633,629	$382,677	5.02%	$29,705,743	$381,957	5.17%	$29,263,749	$388,273	5.26%	$28,667,773	$388,365	5.37%	$28,265,837	$396,476	5.63%
Available-for-sale securities	6,559,420	81,249	4.98	6,503,458	84,080	5.20	6,537,647	85,783	5.21	5,540,681	75,238	5.39	4,646,425	75,971	6.56
Held-to-maturity securities	5,929,467	67,685	4.59	5,276,021	66,333	5.06	4,621,250	55,758	4.79	4,467,344	49,463	4.39	4,440,248	59,984	5.42

Total investment securities	12,488,887	148,934	4.80	11,779,479	150,413	5.14	11,158,897	141,541	5.03	10,008,025	124,701	4.94	9,086,673	135,955	6.00
Other interest-earning assets	378,235	3,531	3.75	285,883	2,909	4.09	187,197	1,940	4.11	399,336	2,911	2.89	356,393	1,323	1.49

Total interest-earning assets	43,500,751	535,142	4.95	41,771,105	535,279	5.15	40,609,843	531,754	5.19	39,075,134	515,977	5.24	37,708,903	533,754	5.68
Cash and other assets	4,672,343			4,542,231			4,476,047			4,612,263			4,444,195
Allowance for loan losses	(385,514)			(386,932)			(383,627)			(390,219)			(391,229)
Market valuation on available-for-sale securities	(45,289)			26,689			(4,433)			18,529			156,129

	$47,742,291			$45,953,093			$44,697,830			$43,315,707			$41,917,998

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$6,829,555	8,640	0.51	$6,334,668	7,346	0.47	$5,878,840	6,627	0.45	$5,793,183	6,295	0.43	$5,753,817	8,129	0.57
Money market and savings deposits	7,847,980	9,688	0.50	7,674,745	9,315	0.49	7,678,965	9,350	0.48	7,670,427	9,144	0.47	7,548,133	13,819	0.73
Time deposits	5,827,430	40,565	2.80	6,217,736	44,807	2.90	6,323,696	46,840	2.94	6,480,037	49,861	3.05	6,421,798	51,116	3.19
Certificates of deposit of $100,000 or more	3,305,622	17,147	2.09	2,949,048	17,241	2.35	2,864,675	17,543	2.43	2,826,776	18,087	2.54	2,352,829	16,555	2.82
Foreign deposits	1,527,336	3,598	0.95	1,205,037	2,589	0.86	1,206,100	2,589	0.85	828,492	1,658	0.79	689,875	1,675	0.97
Federal funds purchased and securities sold under agreements to repurchase	2,837,459	8,185	1.16	2,378,217	6,645	1.12	2,639,228	6,163	0.93	1,954,417	3,917	0.80	1,836,940	4,555	0.99
Other interest-bearing liabilities	8,163,063	75,411	3.72	8,187,362	77,196	3.79	7,493,701	73,304	3.88	7,365,016	72,765	3.92	7,333,085	77,241	4.22

Total interest-bearing liabilities	36,338,445	163,234	1.81	34,946,813	165,139	1.90	34,085,205	162,416	1.89	32,918,348	161,727	1.95	31,936,477	173,090	2.17

Net interest spread			3.14%			3.25%			3.30%			3.29%			3.51%

Noninterest-bearing demand deposits	6,516,977			6,103,216			5,855,497			5,605,708			5,329,351
Other liabilities	1,581,233			1,644,705			1,606,022			1,696,861			1,539,225
Shareholders’ equity	3,305,636			3,258,359			3,151,106			3,094,790			3,112,945

	$47,742,291			$45,953,093			$44,697,830			$43,315,707			$41,917,998

Net interest income/margin on a taxable equivalent basis		371,908	3.44%		370,140	3.56%		369,338	3.61%		354,250	3.60%		360,664	3.84%

Taxable equivalent adjustment:
Loans		6,075			6,242			6,359			6,479			6,617
Available-for-sale securities		672			661			687			743			906
Held-to-maturity securities		3,751			3,740			3,508			3,575			3,785

Total taxable equivalent adjustment		10,498			10,643			10,554			10,797			11,308

Net interest income		$361,410			$359,497			$358,784			$343,453			$349,356

NOTE:	The taxable equivalent adjustment has been computed based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit. Loans net of unearned income includes nonaccrual loans for all periods presented. Available-for-sale securities excludes certain noninterest-earning, marketable equity securities. Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-earning liabilities are included in other liabilities.

Table 4 - Loans and Credit Quality

	Loans* June 30		Nonperforming Loans** June 30		Net Charge-offs Six Months Ended June 30
	2004	2003	2004	2003	2004	2003
	(In thousands)
Commercial:
Commercial & industrial	$5,515,740	$5,313,418	$45,275	$57,092	$13,560	$24,632
Commercial loans - secured by real estate	2,197,646	1,829,220	21,356	13,463	588	410
Commercial leases	1,974,396	1,787,725	2,899	5,967	(297)	990

Total commercial	9,687,782	8,930,363	69,530	76,522	13,851	26,032

Commercial real estate:
Commercial real estate mortgages	2,642,411	2,429,824	3,670	13,189	(301)	368
Real estate construction	2,568,776	2,126,456	2,912	9,934	1,630	650

Total commercial real estate	5,211,187	4,556,280	6,582	23,123	1,329	1,018

Consumer:
Residential first mortgages	4,189,126	3,024,847	18,393	13,704	1,443	1,292
Equity loans and lines	7,514,199	6,689,561	8,057	13,931	12,796	16,106
Dealer indirect	3,627,608	3,720,988	23	9	9,873	22,493
Revolving credit	555,763	525,109	-0-	-0-	9,965	11,776
Other consumer	565,832	775,394	85	356	5,317	6,251

Total consumer	16,452,528	14,735,899	26,558	28,000	39,394	57,918

	$31,351,497	$28,222,542	$102,670	$127,645	$54,574	$84,968

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5 - Allowance for Loan Losses

	2004		2003
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	(Dollars in thousands)
Balance at beginning of period	$382,450	$384,124	$384,059	$384,011	$383,936
Loans charged off	(38,202)	(44,412)	(56,403)	(55,102)	(55,565)
Recoveries of loans previously charged off	11,634	16,406	11,968	13,350	12,940

Net charge-offs	(26,568)	(28,006)	(44,435)	(41,752)	(42,625)
Addition to allowance charged to expense	26,600	28,100	44,500	41,800	42,700
Allowance sold	-0-	(1,768)	-0-	-0-	-0-

Balance at end of period	$382,482	$382,450	$384,124	$384,059	$384,011

Allowance for loan losses to loans net of unearned income	1.22%	1.28%	1.31%	1.32%	1.36%
Allowance for loan losses to nonperforming loans*	372.54%	371.66%	348.72%	317.95%	300.84%
Allowance for loan losses to nonperforming assets*	282.17%	281.36%	259.97%	237.30%	218.99%
Net charge-offs to average loans net of unearned income (annualized)	0.35%	0.38%	0.60%	0.58%	0.60%

*	Exclusive of accruing loans 90 days past due.

Table 6 - Nonperforming Assets

	2004		2003
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Nonaccrual loans*	$102,670	$102,904	$110,153	$120,793	$127,645
Foreclosed properties	29,586	29,291	32,616	35,163	40,656
Repossessions	3,295	3,733	4,986	5,890	7,058

Total nonperforming assets*	$135,551	$135,928	$147,755	$161,846	$175,359

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.43%	0.45%	0.50%	0.55%	0.62%
Accruing loans 90 days past due	$52,972	$58,195	$67,460	$72,588	$67,454

*	Exclusive of accruing loans 90 days past due.

Table 7- Investment Securities

	June 30, 2004		June 30, 2003
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Held-to-maturity:
U.S. Treasury and federal agency securities	$5,185,056	$5,071,617	$3,851,815	$3,886,380
Other securities	467,292	465,048	660,699	667,532
State, county and municipal securities	351,684	369,165	330,312	366,069

	$6,004,032	$5,905,830	$4,842,826	$4,919,981

Available-for-sale:
U.S. Treasury and federal agency securities	$5,117,247		$5,072,858
Other securities	1,416,278		680,047
State, county and municipal securities	53,172		61,561

	$6,586,697		$5,814,466

NOTES:
1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at June 30, 2004, were approximately 5.1 years and 4.62%, respectively. Included in the combined portfolios was $11.6 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at June 30, 2004, were approximately 5.0 years and 4.58%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 4.2 years.
2.	The available-for-sale portfolio included net unrealized losses of $155.5 million and net unrealized gains of $122.7 million at June 30, 2004 and 2003, respectively.

Table 8 - Other Interest-Bearing Liabilities

	June 30
	2004	2003
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$1,262,078	$100,000
Commercial paper	14,135	4,631
Other borrowings	94,680	44,702

Total other borrowed funds	$1,370,893	$149,333

Other long-term debt:
Long-term notes payable	$800,000	$-0-
4.85% Subordinated Notes Due 2013	496,731	496,472
6.45% Subordinated Notes Due 2018	301,782	302,279
6.125% Subordinated Notes Due 2009	174,792	174,748
6.75% Subordinated Debentures Due 2025	149,977	149,959
7.75% Subordinated Notes Due 2004	-0-	149,916
7.25% Senior Notes Due 2006	99,869	99,798
6.625% Subordinated Notes Due 2005	49,921	49,868
Other long-term debt	511	724
Statement 133 valuation adjustment	10,630	93,460

Total other long-term debt	$2,084,213	$1,517,224

Table 9 - Capital Amounts and Ratios

	June 30
	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,131,246	7.79%	$2,784,317	7.56%
AmSouth Bank	3,404,399	8.48	3,303,602	8.99
Total capital:
AmSouth	$4,377,074	10.89%	$4,168,541	11.32%
AmSouth Bank	4,470,413	11.14	4,433,147	12.06
Leverage:
AmSouth	$3,131,246	6.60%	$2,784,317	6.69%
AmSouth Bank	3,404,399	7.19	3,303,602	7.94

Table 10 - Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$11,369,706	$3,616,414	$1,175,085	$866,974	$5,711,233
Operating leases	443,946	49,093	87,926	78,157	228,770
Time deposits (2)	9,262,584	6,231,160	2,549,950	481,474	-0-
Foreign deposits	1,603,241	1,603,241	-0-	-0-	-0-
Purchase obligations (4)	114,217	77,605	27,986	6,838	1,788

Total contractual cash obligations	$22,793,694	$11,577,513	$3,840,947	$1,433,443	$5,941,791

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$54,657	$48,625	$6,032	$-0-	$-0-
Standby letters of credit	3,301,382	1,359,570	1,382,893	473,772	85,147
Commitments to extend credit (3)	15,025,804	10,668,229	3,528,721	699,840	129,014

Total commercial commitments	$18,381,843	$12,076,424	$4,917,646	$1,173,612	$214,161

NOTES:

1.	All maturities are based on contractual maturities. Excludes $10.6 million of FAS 133 valuation adjustments.
2.	Excludes $181 thousand of FAS 133 valuation adjustments.
3.	Excludes $3.1 billion of loan commitments under equity lines and $1.7 billion under revolving lines of credit which do not have scheduled expiration dates.
4.	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on AmSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The majority of AmSouth’s purchase obligations are comprised of commitments related to construction in process and maintenance agreements. The number includes contracts greater than $100,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 20 and 21 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of June 30, 2004 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of June 30, 2004. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

AmSouth has received a target letter from the U.S. Attorney’s Office for the Southern District of Mississippi (USAO) stating that a grand jury is investigating certain possible criminal violations by AmSouth. The investigation arises from a fraudulent note scheme committed by Louis Hamric and Victor Nance. At the time Hamric and Nance committed the fraud, Hamric was a practicing attorney and Nance was a registered representative for MONY Securities Corporation. Beginning in 2000, Hamric and Nance opened custody accounts at AmSouth Bank to hold fraudulent notes owed by Hamric. In 2002 Hamric defaulted on promissory notes owed to approximately 50 of the investors totaling approximately $15 million. AmSouth and other institutions have paid settlements to most of the investors in aggregate amounts exceeding 100% of the principal they invested plus interest. AmSouth has settled all but one of the civil suits filed against it. Hamric, Nance and other individuals connected with them pled guilty to the scheme in 2003. AmSouth believes that the USAO’s investigation includes the failure to discover the fraud and timely file a suspicious activity report, potential privacy violations regarding disclosure of customer information, and possible obstruction regarding the grand jury investigation and the initial review of the matter by the Federal Reserve. The grand jury for the Southern District of Mississippi has indicted a former employee of the Bank, who left the Bank in 2001, for alleged misrepresentations to the grand jury. The former employee has pled not guilty. AmSouth is cooperating with the investigation.

The Federal Reserve is currently conducting a review of AmSouth’s fraud and suspicious activity detection and prevention processes, controls, reporting and management oversight. AmSouth is conducting its own internal review of this area and is taking action where appropriate. AmSouth is cooperating with the Federal Reserve’s review.

In view of the inherent difficulty of predicting the outcome of such proceedings, AmSouth cannot state what the eventual outcome of these proceedings will be. Nonetheless, based on current knowledge and the advice of legal counsel, and although the potential impact of the filing of criminal charges by the USAO is inherently unpredictable, AmSouth’s management is of the opinion that the ultimate resolution of these legal proceedings, including the matters described above, will not have a material adverse effect on the consolidated financial condition, operations or liquidity of AmSouth.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2004	788,621	22.80	788,621	22,657,839
May 1 - 31, 2004	498	24.05	-0-	22,657,341
June 1 - 30, 2004	22,108	24.46	2,241	22,635,233
Total	811,227	22.85	790,862	22,635,233

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended June 30, 2004. Of the shares purchased during the three months ended June 30, 2004, 790,862 were purchased in open-market transactions and 20,365 shares were related to employee compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of AmSouth was held on April 15, 2004, at which meeting the shareholders (i) elected two nominees as directors; (ii) ratified the appointment of Ernst & Young, LLP as independent auditors; (iii) approved the Employee Stock Purchase Plan; (iv) approved amendment of the 1996 Long Term Incentive Compensation Plan; (v) approved the Amended and Restated Stock Option Plan for Outside Directors; and (vi) failed to approve a shareholder proposal related to political contributions. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld	Abstentions	Broker Nonvotes
Claude B. Nielsen	287,008,139	17,386,599	N/A	N/A
Cleophus Thomas Jr.	288,364,818	16,029,919	N/A	N/A

RATIFICATION OF THE APPOINTMENT

OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
294,926,773	6,763,504	2,703,298	N/A

APPROVAL OF THE

EMPLOYEE STOCK PURCHASE PLAN

Votes For	Votes Against	Abstentions	Broker Nonvotes
205,681,461	15,207,639	4,312,703	79,192,935

APPROVAL OF AMENDMENT OF THE

1996 LONG TERM INCENTIVE COMPENSATION PLAN

Votes For	Votes Against	Abstentions	Broker Nonvotes
162,958,982	57,202,931	5,039,890	79,192,935

APPROVAL OF THE AMENDED AND RESTATED

STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
183,430,531	36,416,655	5,353,456	79,194,096

SHAREHOLDER PROPOSAL

Votes For	Votes Against	Abstentions	Broker Nonvotes
22,747,264	185,168,523	17,284,857	79,194,094

Item 6.	Exhibits and Reports on Form 8-K

Item 6(a)— Exhibits

The exhibits listed in the Exhibit Index at page 39 of this Form 10-Q are filed herewith or are incorporated by reference herein.

Item 6(b)— Reports on Form 8-K

Three reports on Form 8-K were filed by AmSouth during the period April 1, 2004 to June 30, 2004:

One report was filed on April 13, 2004 to furnish copies of the press release and supplemental financial information regarding preliminary results of operations for the quarter ended March 31, 2004.

One report was filed on May 4, 2004, reporting certain information to be presented in a scheduled meeting with analysts.

One report was filed on May 25, 2004 reporting certain information to be presented in a scheduled meeting with analysts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

August 9, 2004	By:	/s/ BETH E. MOONEY
Beth E. Mooney
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation

10.1	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan

10.2	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan

10.3	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan (2)

10.4	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors (3)

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Appendix D to AmSouth’s Proxy Statement, dated March 10, 2004, for the Annual Meeting of Shareholders on April 15, 2004, incorporated herein by reference.
(3)	Filed as Appendix E to AmSouth’s Proxy Statement, dated March 10, 2004, for the Annual Meeting of Shareholders on April 15, 2004, incorporated herein by reference.