Form 10-Q
period 2004-09-30
AMSOUTH BANCORPORATION
filed 2004-11-09
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, AmSouth Bancorporation had 355,103,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements

Statements made in this report that are not purely historical are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including any statements regarding descriptions of management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. A number of factors-many of which are beyond AmSouth’s control-could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Factors which could cause results to differ materially from current management expectations include, but are not limited to: customers’ and other third parties’ reactions to the settlements with the United States and banking regulators referred to in this report and the effects of such settlements on AmSouth’s branch expansion plans; successful completion and realization of the benefits of the sale of AmSouth’s credit card portfolio; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; the growth and profitability of AmSouth’s mortgage banking business, including mortgage-related income and fees, being less than expected; adverse changes in the financial performance and/or condition of AmSouth’s borrowers which could impact the repayment of such borrowers’ outstanding loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters, such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing. Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Unaudited)

	September 30 2004	December 31 2003	September 30 2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,073,175	$1,163,986	$1,116,554
Federal funds sold and securities purchased under agreements to resell	26,000	-0-	25,247
Trading securities	1,121	2,721	1,725
Available-for-sale securities	6,516,319	7,125,971	6,428,817
Held-to-maturity securities (market value of $6,089,342, $4,948,556 and $4,673,011, respectively)	6,068,666	4,928,195	4,629,726
Loans held for sale	240,879	102,292	140,913
Loans	33,210,442	30,088,814	29,859,153
Less: Allowance for loan losses	381,255	384,124	384,059
Unearned income	708,221	749,450	730,749

Net loans	32,120,966	28,955,240	28,744,345
Other interest-earning assets	37,151	40,218	33,102
Premises and equipment, net	1,053,923	964,692	927,407
Cash surrender value - bank owned life insurance	1,100,576	1,065,996	1,052,950
Accrued interest receivable and other assets	1,449,086	1,266,205	1,241,913

	$49,687,862	$45,615,516	$44,342,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$6,798,077	$6,273,835	$5,839,977
Interest-bearing checking	6,817,361	6,183,832	5,746,617
Money market and savings deposits	7,814,945	7,592,020	7,739,210
Time	5,597,637	6,278,053	6,410,087
Certificates of deposit of $100,000 or more	3,963,015	2,818,490	2,864,383
Foreign	928,381	1,294,123	867,949

Total deposits	31,919,416	30,440,353	29,468,223
Federal funds purchased and securities sold under agreements to repurchase	2,497,632	2,026,253	2,221,105
Other borrowed funds	1,964,121	343,202	430,461
Long-term Federal Home Loan Bank advances	5,678,135	5,737,952	5,595,264
Other long-term debt	2,108,128	2,114,482	1,475,346

Total deposits and interest-bearing liabilities	44,167,432	40,662,242	39,190,399
Accrued expenses and other liabilities	2,069,872	1,723,605	1,999,466

Total liabilities	46,237,304	42,385,847	41,189,865

Shareholders’ equity:
Preferred stock — no par value:
Authorized — 2,000,000 shares; Issued and outstanding — none	-0-	-0-	-0-
Common stock — par value $1 a share:
Authorized — 750,000,000 shares; Issued — 416,753,000, 416,878,000 and 416,879,000 shares, respectively	416,753	416,878	416,879
Capital surplus	714,278	715,663	712,286
Retained earnings	3,406,363	3,228,533	3,155,397
Cost of common stock in treasury — 62,118,000, 64,987,000 and 66,257,000 shares, respectively	(1,019,471)	(1,076,644)	(1,102,503)
Deferred compensation on restricted stock	(13,697)	(14,501)	(15,340)
Accumulated other comprehensive loss	(53,668)	(40,260)	(13,885)

Total shareholders’ equity	3,450,558	3,229,669	3,152,834

	$49,687,862	$45,615,516	$44,342,699

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Loans	$399,030	$381,886	$1,151,347	$1,170,288
Available-for-sale securities	81,178	74,495	245,174	227,242
Held-to-maturity securities	67,030	45,888	193,557	162,952
Trading securities	39	67	136	128
Loans held for sale	2,863	2,272	8,760	2,750
Federal funds sold and securities purchased under agreements to resell	82	503	430	1,558
Other interest-earning assets	51	69	149	333

Total interest income	550,273	505,180	1,599,553	1,565,251

INTEREST EXPENSE
Interest-bearing checking	10,237	6,295	26,223	22,459
Money market and savings deposits	10,599	9,144	29,602	36,960
Time deposits	39,144	49,861	124,516	153,270
Certificates of deposit of $100,000 or more	20,492	18,087	54,880	50,128
Foreign deposits	4,361	1,658	10,548	5,017
Federal funds purchased and securities sold under agreements to repurchase	11,707	3,917	26,537	14,391
Other borrowed funds	2,555	1,076	6,441	3,206
Long-term Federal Home Loan Bank advances	61,016	61,331	181,960	192,998
Other long-term debt	14,256	10,358	42,033	30,971

Total interest expense	174,367	161,727	502,740	509,400

NET INTEREST INCOME	375,906	343,453	1,096,813	1,055,851
Provision for loan losses	28,800	41,800	83,500	129,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	347,106	301,653	1,013,313	926,651

NONINTEREST REVENUES
Service charges on deposit accounts	96,508	87,535	284,100	244,768
Trust income	28,587	25,918	87,402	77,543
Consumer investment services income	17,565	17,937	59,906	50,296
Interchange income	19,649	16,709	56,576	51,756
Bank owned life insurance policies	11,377	13,616	34,656	40,510
Bankcard income	7,697	6,622	22,062	19,514
Mortgage income	4,164	11,975	15,565	39,121
Portfolio income	5,920	17,600	23,732	39,436
Other noninterest revenues	21,704	30,873	67,854	69,444

Total noninterest revenues	213,171	228,785	651,853	632,388

NONINTEREST EXPENSES
Salaries and employee benefits	162,517	164,086	503,734	474,874
Net occupancy expense	37,953	34,120	109,531	99,129
Equipment expense	31,807	29,022	93,319	87,562
Postage and office supplies	10,680	11,636	34,635	34,926
Marketing expense	8,594	9,341	29,589	27,672
Professional fees	7,339	7,558	25,368	23,696
Communications expense	5,926	7,287	18,378	21,894
Amortization of intangibles	1,043	1,198	3,369	3,594
Settlement agreement costs and related professional fees	53,972	-0-	53,972	-0-
Other noninterest expenses	42,647	42,308	124,627	121,437

Total noninterest expenses	362,478	306,556	996,522	894,784

INCOME BEFORE INCOME TAXES	197,799	223,882	668,644	664,255
Income taxes	78,220	66,494	222,003	196,686

NET INCOME	$119,579	$157,388	$446,641	$467,569

Average common shares outstanding	352,838	349,421	351,882	350,294
Earnings per common share	$.34	$.45	$1.27	$1.33
Diluted average common shares outstanding	358,272	353,317	357,169	353,971
Diluted earnings per common share	$.33	$.45	$1.25	$1.32

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands)
BALANCE AT JANUARY 1, 2003	$416,909	$706,081	$2,951,430	$(1,045,428)	$(15,954)	$102,959	$3,115,997
Comprehensive income:
Net income	-0-	-0-	467,569	-0-	-0-	-0-	467,569
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	(87,321)	(87,321)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	(26,264)	(26,264)
Net change in unrealized gains and losses on minimum pension liability adjustment*	-0-	-0-	-0-	-0-	-0-	(3,259)	(3,259)

Comprehensive income							350,725
Cash dividends declared	-0-	-0-	(243,199)	-0-	-0-	-0-	(243,199)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(162,806)	-0-	-0-	(162,806)
Employee stock plans	(30)	6,191	(20,377)	98,401	614	-0-	84,799
Direct stock purchase and dividend reinvestment plan	-0-	14	(26)	7,330	-0-	-0-	7,318

BALANCE AT SEPTEMBER 30, 2003	$416,879	$712,286	$3,155,397	$(1,102,503)	$(15,340)	$(13,885)	$3,152,834

BALANCE AT JANUARY 1, 2004	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	446,641	-0-	-0-	-0-	446,641
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	(11,418)	(11,418)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	(1,851)	(1,851)
Net change in unrealized gains and losses on minimum pension liability adjustment*	-0-	-0-	-0-	-0-	-0-	(139)	(139)

Comprehensive income							433,233
Cash dividends declared	-0-	-0-	(255,091)	-0-	-0-	-0-	(255,091)
Common stock transactions:
Purchase of common stock	-0-	-0-	-0-	(50,049)	-0-	-0-	(50,049)
Employee stock plans	(125)	(2,500)	(11,421)	99,080	804	-0-	85,838
Direct stock purchase and dividend reinvestment plan	-0-	1,115	(2,299)	8,142	-0-	-0-	6,958

BALANCE AT SEPTEMBER 30, 2004	$416,753	$714,278	$3,406,363	$(1,019,471)	$(13,697)	$(53,668)	$3,450,558

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$446,641	$467,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	83,500	129,200
Depreciation and amortization of premises and equipment	81,851	73,300
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	32,089	38,858
Originations and purchases of loans held for sale	(861,821)	(872,643)
Proceeds from sales of loans held for sale	726,219	706,961
Net decrease in trading securities	1,618	46,233
Net gains on sales of available-for-sale securities	(21,532)	(34,419)
Net loss (gain) on sales of mortgage loans	24	(24,116)
Net gain on sales of servicing assets	(14,461)	-0-
Net gain on sales of other loans	(9,224)	(1,080)
Net increase in accrued interest receivable, bank-owned life insurance and other assets	(27,046)	(76,595)
Net (decrease) increase in accrued expenses and other liabilities	(63,924)	144,626
Provision for deferred income taxes	149,467	148,052
Amortization of intangible assets	3,369	3,594
Other operating activities, net	92,997	80,501

Net cash provided by operating activities	619,767	830,041

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	911,120	2,149,401
Proceeds from sales of available-for-sale securities	1,746,674	1,716,363
Purchases of available-for-sale securities	(2,057,117)	(5,043,019)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	1,284,069	2,273,346
Purchases of held-to-maturity securities	(2,352,380)	(2,311,062)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(26,000)	771
Net decrease in other interest-earning assets	3,067	30,710
Net increase in loans, excluding guaranteed mortgage loan securitizations and sales of loans	(3,780,828)	(3,126,603)
Purchases of mortgage loans	(143,946)	-0-
Proceeds from sales of mortgage loans	146,102	713,971
Proceeds from sales of other loans and servicing assets	430,412	50,148
Net purchases of premises and equipment	(171,082)	(161,801)

Net cash used in investing activities	(4,009,909)	(3,707,775)

FINANCING ACTIVITIES
Net increase in deposits	1,479,356	2,154,004
Net increase in federal funds purchased and securities sold under agreements to repurchase	471,379	451,558
Net increase in other borrowed funds	1,620,919	279,443
Issuance of long-term Federal Home Loan Bank advances and other long-term debt	350,587	2,750,000
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(410,568)	(2,545,709)
Cash dividends paid	(252,096)	(243,858)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	89,803	89,671
Purchase of common stock	(50,049)	(162,806)

Net cash provided by financing activities	3,299,331	2,772,303

Decrease in cash and cash equivalents	(90,811)	(105,431)
Cash and cash equivalents at beginning of period	1,163,986	1,221,985

Cash and cash equivalents at end of period	$1,073,175	$1,116,554

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2004 and 2003

Basis of Presentation- The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2003 annual report on Form 10-K.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, benefit plan obligations and expenses, and the valuation of derivative instruments used in hedging transactions and the corresponding value of items being hedged.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. AmSouth does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, AmSouth adopted the provisions of SAB 105. AmSouth records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. AmSouth does not currently include and was not including the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on AmSouth’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after final guidance is issued. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments””

which delays the effective date of paragraphs 10-20 (Steps 2 and 3) of Issue 03-1 pertaining to measurement and recognition of other-than temporary impairment. The delay of the effective date will be superseded concurrent with the final issuance of FASB Staff Position EITF Issue 03-1-a which is expected to contain implementation guidance. The impact of adoption of paragraphs 10-20 of Issue 03-1 will not be known until the final implementation guidance is issued.

Cash Flows - For the nine months ended September 30, 2004 and 2003, AmSouth paid interest of $497.0 million and $512.3 million, respectively, on its deposits and obligations. During the nine months ended September 30, 2004 and 2003, AmSouth paid income taxes of $162.6 million and $61.7 million, respectively. Noncash transfers from loans to foreclosed properties for the nine months ended September 30, 2004 and 2003 were $32.4 million and $44.5 million, respectively. Noncash transfers from foreclosed properties to loans for the nine months ended September 30, 2004 and 2003 were $831 thousand and $458 thousand, respectively. During the nine months ended September 30, 2003, AmSouth had noncash transfers from loans to available-for-sale and held-to-maturity securities of approximately $405 million in connection with guaranteed mortgage loan securitizations.

Stock-Based Compensation – AmSouth has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, and performance units. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock on the date the options are granted. Options generally vest between one and three years from the date of grant, with all of the 2004 option grants vesting ratably over three years. All of the options granted during the first nine months of 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). AmSouth has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. AmSouth does, however, currently recognize compensation expense related to restricted stock issuances as disclosed in the table below. The pro forma information below was determined as if AmSouth had accounted for all employee stock-based awards under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the awards vesting period. AmSouth’s pro forma information follows:

	For the three months ended September 30		For the nine months ended September 30
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$119,579	$157,388	$446,641	$467,569
Add: Stock-based compensation expense included in reported net income, net of tax	517	460	1,340	1,433
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,441)	(6,824)	(24,742)	(20,189)

Pro forma	$111,655	$151,024	$423,239	$448,813

Earnings per common share:
As reported	$.34	$.45	$1.27	$1.33
Pro forma	.32	.43	1.20	1.28

Diluted earnings per common share:
As reported	$.33	$.45	$1.25	$1.32
Pro forma	.31	.43	1.19	1.27

This pro forma information includes expenses related to all stock options granted during the first nine months of 2004 and 2003, as well as the expense related to the unvested portion of prior year grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ending September 30, 2004 and 2003, respectively: a risk-free interest rate of 3.92% and 3.81%, a dividend yield of 3.99% and 4.49%, a volatility factor of 30.89% and 31.40%, and a weighted-average expected life of 7.0 years for both periods. The weighted-average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $5.69 and $4.49, respectively. The estimated fair value of the options is then amortized to expense over the options’ vesting period to determine the expense for the periods.

Derivatives – In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), AmSouth recognizes all of its derivative instruments as either assets or liabilities in the statement of financial condition at fair value. For those derivative instruments that are designated and qualify as hedging instruments, AmSouth designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

Fair Value Hedging Strategy - AmSouth has entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized by AmSouth effectively modify AmSouth’s exposure to interest rate risk by converting a portion of AmSouth’s fixed-rate long-term debt to floating rate. AmSouth also has an interest rate swap agreement which effectively converts portions of a fixed-rate certificate of deposit to floating rate. During the nine months ended September 30, 2004 and 2003, AmSouth recognized a net gain of $14 thousand and a net loss of $561 thousand, respectively, related to the ineffective portion of its hedging instruments.

AmSouth has entered into forward contracts to hedge the fair value of specific pools of mortgage loans held for sale from changes in interest rates. The impact of hedge ineffectiveness during the nine months ended September 30, 2004 was not material to the earnings of AmSouth. In addition, Statement 133 also requires AmSouth to treat its pipeline of mortgage banking loan commitments as derivatives. AmSouth’s derivative portfolio also included forward contracts entered into to offset the impact of changes in interest rates on AmSouth’s mortgage pipeline designated for future sale. Accordingly, the change in fair value of the forward contracts entered into to hedge the mortgage pipeline, while not qualifying as hedges under Statement 133, is somewhat offset by changes in the fair value of the mortgage pipeline. At September 30, 2003, AmSouth had open forward contracts to sell mortgage loans, but, did not begin designating the forward contracts as hedges until the fourth quarter of 2003.

Cash Flow Hedging Strategy – AmSouth has entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $1.3 billion and $1.5 billion of AmSouth’s loans were designated as the hedged items to interest rate swap agreements at September 30, 2004 and 2003, respectively. AmSouth has entered into interest rate swap agreements to hedge the anticipated reissuance of Federal funds purchases which effectively convert a portion of its Federal funds purchased to fixed rate. Approximately $550 million of AmSouth’s Federal funds purchased were designated as the hedged items to the interest rate swap agreements at September 30, 2004. Approximately $300 million of these swaps expire in 2005, $50 million in 2006 and $200 million in 2007. During the third quarter of 2004, AmSouth entered into interest rate swap agreements in the notional amount of $450 million to hedge the future semi-annual interest payments on the forecasted issuance of ten-year fixed-rate subordinated debt. During the nine months ended September 30, 2004, AmSouth terminated $600 million of swaps that had been designated as hedging long-term floating rate bank notes. The loss related to the effective portion of these hedging relationships will be amortized into net interest income over the remaining life of the long-term floating rate bank notes. During the nine months ended September 30, 2004 and 2003, AmSouth recognized net income of $8 thousand and a net loss of $1 thousand, respectively, related to the ineffective portion of its cash flow hedging instruments.

Guarantees – AmSouth, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by AmSouth generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by AmSouth to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, AmSouth guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. AmSouth has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At September 30, 2004, AmSouth had standby letters of credit outstanding with maturities ranging from less than one year to eleven years. The maximum potential amount of future payments AmSouth could be required to make under its standby letters of credit at September 30, 2004 was $3.3 billion and represents AmSouth’s maximum credit risk. At September 30, 2004, AmSouth had $21.4 million of liabilities and $21.4 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of AmSouth’s adoption of Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” at January 1, 2003. At September 30, 2003, AmSouth had $9.8 million of liabilities and $9.8 million of receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. AmSouth holds collateral to support standby letters of credit when deemed necessary.

AmSouth Investment Services, Inc. (AIS), a subsidiary of AmSouth, guarantees the margin account balances issued by its brokerage clearing agent on behalf of AIS’s customers. If a customer defaults on the margin account, AIS has guaranteed to the brokerage clearing agent to buy in the account so as to bring the account into compliance with applicable margin or maintenance requirements. The margin account balance as of September 30, 2004 was $33.4 million. The total potential margin guarantee for AIS was $263.8 million as of September 30, 2004, which is equal to 70% of customers’ account balances. In the event a customer defaults, AmSouth would have recourse to the customer. AmSouth has no liability recorded on its balance sheet related to this agreement.

Variable Interest Entities – A variable interest entity is defined by Interpretation 46 to be an entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. AmSouth has reviewed several areas of potential variable interest entities for consolidation. These areas included: investments in affordable housing, leveraged lease transactions, trust, and commercial real estate lending.

AmSouth has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. At September 30, 2004, AmSouth had recorded investments in other assets on its balance sheet of approximately $159.0 million associated with limited partnership investments in affordable housing projects. AmSouth currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. AmSouth has determined that these structures meet the definition of variable interest entities. AmSouth has determined that it will not need to consolidate any of these direct limited partnership investments. In some cases, AmSouth is the sole limited partner in a fund that invests in affordable housing projects. AmSouth has determined that it is required to consolidate these funds in which it is the sole limited partner. However, since these funds are not required to consolidate the underlying affordable housing projects in which they invest, there is no financial statement impact associated with their consolidation by AmSouth. AmSouth’s maximum exposure to loss on these limited partnerships is limited to the $159.0 million of recorded investment.

AmSouth also reviewed the structures utilized in its leveraged lease transactions. In these transactions, AmSouth, as the lessor, finances a minimal amount of the purchase but has total equity ownership. A third party (debt participant) finances the remainder. The property is then leased to another party. Based on its review, AmSouth determined that these lease structures meet the definition of variable interest entities. AmSouth’s current accounting for these leveraged leases, however, is not impacted by Interpretation 46. At September 30, 2004, AmSouth had a recorded investment in leveraged leases of $1.8 billion which represents AmSouth’s maximum exposure to loss on these leveraged lease transactions.

AmSouth, through its Trust area, acts as a fiduciary to trust entities which meet the definition of variable interest entities. AmSouth’s interest is limited to the right to receive fees. AmSouth has determined that it is not required to consolidate these entities. AmSouth’s exposure to future loss related to these entities is limited to fee revenues generated from these trusts.

AmSouth, as a commercial real estate lender, periodically lends money for the construction or acquisition of commercial real estate. At September 30, 2004, AmSouth had approximately $5.5 billion of commercial real estate loans outstanding and approximately $3.6 billion in unused commercial real estate commitments to lend money. AmSouth has determined that some of the entities to which it lends for commercial real estate purposes meet the definition of variable interest entities. AmSouth has reviewed these structures and determined that any that met the definition of a variable interest entity were not required to be consolidated. AmSouth’s maximum exposure to loss associated with these commercial real estate transactions is no greater than the outstanding balance in commercial real estate lending and any outstanding commitments to lend money associated with these transactions at September 30, 2004.

Pension – Net periodic benefit (credit)/cost includes the following components for the three months ended September 30, 2004:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$5,358	$4,704	$218	$214
Interest cost	10,515	10,029	601	628
Expected return on plan assets	(16,198)	(15,336)	(55)	(59)
Amortization of prior service cost/(credit)	11	(75)	(218)	(218)
Amortization of transitional obligation	48	48	11	10
Recognized actuarial loss (gain)	4,028	408	304	259

Net periodic benefit cost/(credit)	$3,762	$(222)	$861	$834

Net periodic benefit (credit)/cost includes the following components for the nine months ended September 30, 2004:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$16,075	$14,110	$654	$641
Interest cost	31,543	30,088	1,804	1,885
Expected return on plan assets	(48,595)	(46,009)	(164)	(179)
Amortization of prior service cost/(credit)	34	(225)	(653)	(653)
Amortization of transitional obligation	144	144	33	32
Recognized actuarial loss (gain)	12,085	1,225	911	778

Net periodic benefit cost/(credit)	$11,286	$(667)	$2,585	$2,504

AmSouth made a $25.3 million contribution to its pension plan during the third quarter of 2004. In addition, AmSouth expects to make a contribution to other postretirement plans of approximately $2.9 million in 2004.

Contingencies – Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. Additionally, AmSouth and certain of its subsidiaries, which are regulated by one or more federal and state authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies resulting from these examinations, reviews and investigations. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

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

Comprehensive Income – Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the change in the effective portion of cash flow hedges marked to market and a minimum pension liability related to an unfunded pension liability. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended September 30
	2004			2003
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$197,799	$(78,220)	$119,579	$223,882	$(66,494)	$157,388

Other comprehensive income:

Unrealized holding gains and losses on available-for-sale securities arising during the period	141,659	(53,418)	88,241	(71,960)	29,015	(42,945)

Less: reclassification adjustment for net securities gains realized in net income	5,329	(2,004)	3,325	15,418	(5,798)	9,620

Net change in unrealized gains and losses on available-for-sale securities	136,330	(51,414)	84,916	(87,378)	34,813	(52,565)

Unrealized holding gains and losses on derivatives arising during the period	19,599	(6,920)	12,679	(22,059)	7,521	(14,538)

Less: reclassification adjustment for gains realized in net income	2,317	(871)	1,446	7,647	(2,876)	4,771

Net change in unrealized gains and losses on derivative instruments	17,282	(6,049)	11,233	(29,706)	10,397	(19,309)

Additional minimum benefit liability adjustment	—	—	—	(5,222)	1,963	(3,259)

Comprehensive income	$351,411	$(135,683)	$215,728	$101,576	$(19,321)	$82,255

	Nine Months Ended September 30
	2004			2003
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$668,644	$(222,003)	$446,641	$664,255	$(196,686)	$467,569

Other comprehensive income:

Unrealized holding gains and losses on available-for-sale securities arising during the period	2,178	(160)	2,018	(113,151)	47,307	(65,844)

Less: reclassification adjustment for net securities gains realized in net income	21,532	(8,096)	13,436	34,419	(12,942)	21,477

Net change in unrealized gains and losses on available-for-sale securities	(19,354)	7,936	(11,418)	(147,570)	60,249	(87,321)

Unrealized holding gains and losses on derivatives arising during the period	8,808	(3,386)	5,422	(24,633)	8,211	(16,422)

Less: reclassification adjustment for gains realized in net income	11,655	(4,382)	7,273	15,773	(5,931)	9,842

Net change in unrealized gains and losses on derivative instruments	(2,847)	996	(1,851)	(40,406)	14,142	(26,264)

Additional minimum benefit liability adjustment	(223)	84	(139)	(5,222)	1,963	(3,259)

Comprehensive income	$646,220	$(212,987)	$433,233	$471,057	$(120,332)	$350,725

Earnings Per Common Share – The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands except per share data)	2004	2003	2004	2003
Earnings per common share computation:
Numerator:
Net income	$119,579	$157,388	$446,641	$467,569
Denominator:
Average common shares outstanding	352,838	349,421	351,882	350,294
Earnings per common share	$.34	$.45	$1.27	$1.33
Diluted earnings per common share computation:
Numerator:
Net income	$119,579	$157,388	$446,641	$467,569
Denominator:
Average common shares outstanding	352,838	349,421	351,882	350,294
Dilutive shares contingently issuable	5,434	3,896	5,287	3,677

Average diluted common shares outstanding	358,272	353,317	357,169	353,971
Diluted earnings per common share	$.33	$.45	$1.25	$1.32

Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the nine month period ended September 30, 2004, AmSouth purchased 2.1 million shares under this authorization at a cost of $49.4 million. The total shares repurchased under this authorization through September 30, 2004 were 2.4 million shares at a cost of $55.6 million. Cash dividends of $.24 per common share were declared in the third quarter of 2004.

Business Segment Information - AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, expenses related to the previously announced settlement agreements and related professional fees, and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three and nine months ended September 30, 2004 and 2003:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended September 30, 2004
Net interest income before internal funding	$212,252	$120,199	$$41,670	$1,785	$375,906
Internal funding	75,966	(11,943)	(604)	(63,419)	-0-

Net interest income/(expense)	288,218	108,256	41,066	(61,634)	375,906
Noninterest revenues	121,193	34,560	47,625	9,793	213,171

Total revenues	409,411	142,816	88,691	(51,841)	589,077
Provision for loan losses	20,785	4,493	364	3,158	28,800
Noninterest expenses	192,031	47,059	50,593	72,795	362,478

Income/(Loss) before income taxes	196,595	91,264	37,734	(127,794)	197,799
Income taxes/(benefits)	73,920	34,315	14,188	(44,203)	78,220

Segment net income/(loss)	$122,675	$56,949	$23,546	$(83,591)	$119,579

Revenues from external customers	$333,445	$154,759	$44,483	$56,390	$589,077

Ending Assets	$21,842,393	$12,949,523	$4,248,268	$10,647,678	$49,687,862

Three Months Ended September 30, 2003
Net interest income before internal funding	$196,090	$111,642	$$36,247	$(526)	$343,453
Internal funding	82,672	(12,038)	(3,007)	(67,627)	-0-

Net interest income/(expense)	278,762	99,604	33,240	(68,153)	343,453
Noninterest revenues	115,695	32,461	45,011	35,618	228,785

Total revenues	394,457	132,065	78,251	(32,535)	572,238
Provision for loan losses	35,064	4,967	271	1,498	41,800
Noninterest expenses	183,757	44,577	50,185	28,037	306,556

Income/(Loss) before income taxes	175,636	82,521	27,795	(62,070)	223,882
Income taxes/(benefits)	66,039	31,028	10,451	(41,024)	66,494

Segment net income/(loss)	$109,597	$51,493	$17,344	$(21,046)	$157,388

Revenues from external customers	$311,785	$144,103	$42,459	$73,891	$572,238

Ending Assets	$19,630,173	$11,382,398	$3,433,422	$9,896,706	$44,342,699

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Nine months ended September 30, 2004
Net interest income before internal funding	$601,825	$343,818	$120,197	$30,973	$1,096,813
Internal funding	235,926	(27,129)	(1,856)	(206,941)	-0-

Net interest income/(expense)	837,751	316,689	118,341	(175,968)	1,096,813
Noninterest revenues	356,222	106,926	151,633	37,072	651,853

Total revenues	1,193,973	423,615	269,974	(138,896)	1,748,666
Provision for loan losses	69,215	6,928	1,007	6,350	83,500
Noninterest expenses	575,623	140,852	159,814	120,233	996,522

Income/(Loss) before income taxes	549,135	275,835	109,153	(265,479)	668,644
Income taxes/(benefits)	206,475	103,713	41,042	(129,227)	222,003

Segment net income/(loss)	$342,660	$172,122	$68,111	$(136,252)	$446,641

Revenues from external customers	$958,047	$450,744	$143,398	$196,477	$1,748,666

Ending Assets	$21,842,393	$12,949,523	$4,248,268	$10,647,678	$49,687,862

Nine Months Ended September 30, 2003
Net interest income before internal funding	$596,838	$345,227	$$109,671	$4,115	$1,055,851
Internal funding	237,246	(50,747)	(17,352)	(169,147)	-0-

Net interest income/(expense)	834,084	294,480	92,319	(165,032)	1,055,851
Noninterest revenues	328,951	94,210	131,292	77,935	632,388

Total revenues	1,163,035	388,690	223,611	(87,097)	1,688,239
Provision for loan losses	103,471	19,155	779	5,795	129,200
Noninterest expenses	544,484	135,058	148,228	67,014	894,784

Income/(Loss) before income taxes	515,080	234,477	74,604	(159,906)	664,255
Income taxes/(benefits)	193,670	88,163	28,051	(113,198)	196,686

Segment net income/(loss)	$321,410	$146,314	$46,553	$(46,708)	$467,569

Revenues from external customers	$925,789	$439,437	$123,845	$199,168	$1,688,239

Ending Assets	$19,630,173	$11,382,398	$3,433,422	$9,896,706	$44,342,699

Subsequent Events - On November 1, 2004, AmSouth entered into a definitive agreement to sell its credit card portfolio, comprising approximately 390,000 accounts and total receivables of approximately $550 million, to MBNA Corporation. As part of the agreement, AmSouth has also entered into an agent bank agreement, which will enable AmSouth customers to continue to receive credit card products, while also providing MBNA the exclusive credit-card related marketing rights to AmSouth’s current and prospective customers. The transaction is expected to close by year-end, subject to customary approvals and closing conditions.

AmSouth expects a pre-tax net gain of approximately $170 million from the credit card sale. In addition, AmSouth plans to replace approximately $1.4 billion of Federal Home Loan Bank borrowings with a variety of lower cost funding instruments. AmSouth will incur expenses related to the prepayment of these borrowings.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated statements of condition of AmSouth Bancorporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2004 and 2003, the consolidated statement of shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 3, 2004

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

AmSouth Bancorporation (AmSouth) is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $50 billion in assets, more than 670 branch banking offices and more than 1,200 ATMs. AmSouth operates in Tennessee, Alabama, Florida, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast in several key businesses, such as Consumer Banking, which includes small business banking and mortgage lending, Commercial Banking, including equipment leasing, and Wealth Management, which includes annuity and mutual fund sales, trust and investment management services.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses, pension accounting, and derivatives and hedge accounting. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2003 10-K. There were no significant changes in these accounting policies during the first nine months of 2004.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

Third Quarter Settlement Agreements

On October 12, 2004, AmSouth entered into a deferred prosecution agreement with the U.S. Attorney for the Southern District of Mississippi relating to deficiencies in the bank’s reporting of suspicious activities under the Bank Secrecy Act. AmSouth also entered into at the same time a cease and desist order with the Federal Reserve and the Alabama Department of Banking and an order with the Financial Crimes Enforcement Network (FinCEN), relating to AmSouth’s deficiencies in compliance with the Bank Secrecy Act.

Under the deferred prosecution agreement with the U.S. Attorney acting on behalf of the Department of Justice, AmSouth made a payment of $40 million to the United States. Provided that AmSouth complies with the obligations under the agreement for a period of twelve months, the U.S. Attorney has agreed not to take further action against the company in connection with this matter.

With respect to the Federal Reserve and the FinCEN order, AmSouth has been assessed a civil money penalty in the amount of $10 million and, in addition, the Federal Reserve has indicated it will restrict the company’s expansion activities, including our branch expansion program, until such time as it believes that AmSouth is in substantial compliance with the requirements of the order.

As part of these agreements, AmSouth has agreed to take additional actions to ensure compliance with the Bank Secrecy Act. Among other things, these actions include independent third party reviews of all of the company’s activities related to provisions of the Bank Secrecy Act, enhanced training of personnel, submission of written plans, and the adoption of approved policies and procedures. Going forward, AmSouth expects additional costs of approximately $6 - $9 million annually related to on-going compliance efforts with the Bank Secrecy Act, primarily personnel, consulting and technology costs.

Third Quarter and First Nine Months Overview

AmSouth reported net income of $120 million for the third quarter and $447 million for the first nine months of 2004, resulting in diluted earnings per share of $.33 for the third quarter and $1.25 for the first nine months of 2004. This compares to net income of $157 million for the third quarter and $468 million for the first nine months of 2003. Diluted earnings per share for the third quarter and first nine months of 2003 was $.45 and $1.32, respectively. AmSouth’s return on average assets (ROA) for the three and nine months ended September 30, 2004 was 0.98 percent and 1.26 percent, respectively. For the three and nine months ended September 30, 2003, ROA was 1.44 percent and 1.49 percent, respectively. Return on average equity (ROE) was 14.20 percent for the third quarter of 2004 and 18.05 percent for the nine months ended September 30, 2004. This compares to ROE of 20.18 percent for the third quarter of 2003 and 20.13 percent for the first nine months of 2003.

Net income for the third quarter and first nine months of 2004 includes a $50.0 million charge for payments related to the agreements reached with the U.S. Attorney for the Southern District of Mississippi, the Federal Reserve, the Alabama Department of Banking and FinCEN (the settlement agreements). Also included in net income during these periods is approximately $4.0 million of pre-tax professional fees related to the settlement agreements. Table 1, included on pages 30 and 31 of this report, reflects a reconciliation of certain amounts and ratios as reported under generally accepted accounting principles (GAAP) compared to those amounts and ratios excluding expenses for the settlement agreements and related professional fees. These expenses represent matters which management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business. Therefore, the presentation of this information is useful to investors in analyzing AmSouth’s financial condition and results of operations.

Excluding the impact of the settlement agreements and related professional fees, net income was a record $172 million and $499 million for the third quarter and first nine months of 2004, respectively, while diluted earnings per share was $.48 and $1.40 for the same periods, respectively. Also excluding the impact of the settlement agreements and related professional fees, for the third quarter and first nine months of 2004 ROA was 1.40 percent during both periods, while ROE was 20.43 percent and 20.17 percent, respectively.

AmSouth’s earnings during these periods reflect strong loan and deposit growth, continued improvement in credit quality, and effective expense control. These positive factors were partially offset by the impact of the unprecedented four major hurricanes that hit significant parts of AmSouth’s regional footprint during the third quarter of 2004. AmSouth lost 650 branch business days during the quarter due to being closed, and seven branches had major damage and are in the process of being rebuilt. Insurance covered a large portion of the property losses.

Loan balances on average for the third quarter increased $3.4 billion from the third quarter of 2003, with growth in both the commercial and consumer categories. This growth occurred despite the fact that consumer and small business loan production was negatively impacted in the geographic areas affected by the hurricanes during the third quarter of 2004. Quarterly average deposit balances increased $3.2 billion, with low-cost deposits increasing $2.3 billion.

A key driver for the third quarter and year-to-date results was the continued improvement in credit quality. Net charge-offs for the third quarter of 2004 declined $13 million, or 22 basis points, from the third quarter of 2003, and for the first nine months of 2004 declined $43 million, or 24 basis points, from the first nine months of 2003. Nonperforming assets as a percent of loans, foreclosed properties and repossessions declined to 37 basis points compared to 55 basis points a year ago. Today’s credit quality reflects a stronger economic environment,

as well as the benefits of AmSouth’s efforts to tighten underwriting standards in consumer and commercial lending, to strengthen the credit review function, to improve processes in the collection area, and to reduce exposure to certain segments of commercial lending.

Net interest income for the third quarter increased 9.4 percent compared to the same quarter of 2003 and increased 3.9 percent for the first nine months of 2004 compared to the same period of 2003. The improvement in net interest income reflects strong loan and deposit growth partially offset by a decline in the net interest margin. Other positives noted during the third quarter and first nine months of 2004 included growth in service charges income, trust income, and interchange income. These areas continue to reflect the results of several of AmSouth’s strategic initiatives. These improvements in noninterest revenue were offset by decreases in mortgage and portfolio income compared to the same periods a year ago. This reflects lower gains on sales of mortgage loans and servicing and lower securities gains. Also, during the third quarter of 2004 investment services income was particularly hard hit by an overall slowdown in capital markets activity and by lower sales volume in the storm-affected areas. Noninterest expenses for the third quarter of 2004 increased 18.2 percent compared to the same period in 2003. This increase related almost entirely to the impact of the settlement agreements and related professional fees during the third quarter of 2004. Year-to-date noninterest expenses increased 11.4 percent compared to the same period a year ago, which was also primarily related to the settlement agreements and related professional fees.

Statement of Condition

Total assets at September 30, 2004 were $49.7 billion, up 8.9 percent from $45.6 billion at December 31, 2003. This $4.1 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio and its held-to-maturity (HTM) securities portfolio. Loans net of unearned income at September 30, 2004 increased $3.2 billion compared to year-end. This increase was attributable to $1.5 billion of growth in commercial and commercial real estate loans and $1.7 billion growth in consumer loans. AmSouth also had an increase in HTM securities of $1.1 billion. These increases were partially offset by a $610 million decline in available-for-sale (AFS) securities.

The increase in commercial loans was broad-based and balanced in all categories led by growth in commercial and industrial lending, real estate construction, and commercial real estate mortgages. These increases were driven by new business generation reflecting the benefits of sales calling efforts. The increase in consumer loans was driven by increases in residential first mortgages and equity loans and lines. AmSouth’s focus on consumer lending helped produce $3.4 billion of home equity originations and $3.1 billion of residential mortgage originations in the first nine months of 2004. Consumer loan production was negatively impacted during the third quarter of 2004 in areas affected by the hurricanes, partially offsetting the growth in consumer lending during 2004. Importantly, ending total loans at September 30, 2004 were $423 million higher than average balances for the third quarter, providing solid momentum as the fourth quarter begins.

The increase in AmSouth’s HTM securities portfolio reflected additional purchases of securities, primarily in shorter duration and well-structured mortgage-backed and collateralized mortgage obligation (CMO) securities, during the first nine months of 2004. The duration of the combined portfolios, which considers repricing frequency of variable rate securities, is approximately 3.6 years. The decrease in AmSouth’s AFS portfolio was the result of maturities, prepayments and sales of securities.

On the liability side of the balance sheet, total deposits at September 30, 2004 increased by $1.5 billion compared to December 31, 2003. The increase in total deposits was realized in most categories of deposits. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.4 billion. The growth in deposits reflects broad based sales efforts and improving trends in overall household growth across all lines of business and AmSouth’s branch expansion program. During the first nine months of 2004, AmSouth opened 31 new branches, including 25 new branches in Florida. The increase in deposits also reflects the issuance of $1.1 billion of institutional certificates of deposit of $100,000 or more, the majority of which mature in one year or less, partially offset by a decrease of $1.0 billion in time deposits and foreign deposits. This change in deposit mix reflects a more cost-effective funding strategy.

The increase in other borrowed funds was primarily the result of a temporary increase in treasury, tax and loan note balances at September 30, 2004. During January 2004, AmSouth issued $150 million in floating rate bank notes continuing a program begun in 2003 as a part of AmSouth’s long-term funding strategy. Other long-term debt declined due to the maturing of $150 million of 7.75% Subordinated Notes Due 2004 during May 2004 which was not replaced.

Net Interest Income

Net interest income (NII) on a fully taxable equivalent basis for the three and nine months ended September 30, 2004 was $386.6 million and $1,128.6 million, up $32.3 million, or 9.1 percent compared to the same quarter last year and up $38.9 million or 3.6 percent on a year-to-date basis. The increase in NII reflected a higher level of earning assets and continued strong deposit growth. The net interest margin (NIM) was 3.44 percent for the third quarter of 2004, down 16 basis points from 3.60 percent, for the same quarter in 2003. The decline in the NIM can be largely attributed to the impact of the mix of loans, lower off-balance sheet income and the overall lower net spread on asset growth. See additional discussion of prepayment risk within the “Prepayment Risk” section. These factors will continue to generate moderate growth in NII and some slight compression in NIM.

Growth in interest-earning assets was only partially offset by the decline in NII associated with the lower NIM. Average interest-earning assets for the three and nine month periods ended September 30, 2004 were $44.6 billion and $43.3 billion, respectively, an increase of $5.5 billion and $5.3 billion from the same periods in 2003. As discussed above, the increase came principally from growth in the loan and the investment securities portfolios. The growth in the loan portfolio was primarily driven by commercial lending, residential mortgage production and equity lending. The growth in earning assets was funded primarily by deposit growth. The increase in deposits was across most categories of deposits. In addition, AmSouth funded part of the increase through the issuance of $800 million in bank notes during the fourth quarter of 2003 and first quarter of 2004 and the issuance of $500 million in subordinated debt late in the first quarter of 2003. Part of the growth in earning assets was also funded by growth in Federal funds purchased and securities sold under agreements to repurchase.

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

Interest Sensitivity Analysis

AmSouth currently maintains an essentially neutral interest rate risk position. AmSouth evaluates net interest income under various balance sheet and interest rate scenarios, using its simulation analysis model. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and current interest rate environment. This “base” case is then evaluated against various changes in interest rate scenarios. Asset prepayment levels, the shape of the yield curve and the overall balance sheet mix and growth assumptions are adjusted to be consistent with each interest rate scenario.

One scenario of the simulation model reviews the impact to NII if interest rates gradually increased or decreased by 100 basis points over a 12-month period. Based on the results of the simulation model as of September 30, 2004, AmSouth would expect NII to increase $3.0 million or approximately 0.19 percent and decrease $13.3 million or approximately 0.86 percent if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period. By comparison, as of September 30, 2003, the simulation model indicated that NII would increase $2.5 million or approximately 0.20 percent and decrease $15.0 million or approximately 1.02 percent if interest rates gradually increased or decreased, respectively, from their then-current rates by 100 basis points over a 12-month period.

Interest Rate Sensitivity

(Dollars in millions)

	September 30				Policy Limit
	2004		2003
	% Change	$ Change	% Change	$ Change
+100 bp	0.19%	$3.0	0.20%	$2.5	+/-2.5%
-100 bp	(0.86)%	$(13.3)	(1.02)%	$(15.0)	+/-2.5%

Note:	Assumes a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period.

AmSouth’s current level of interest rate risk is well within its policy guidelines. Current policy states that NII should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve can also affect NII even if Federal Reserve-set short term rates remain unchanged. NII at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect NII as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would most likely be prepaid while the proceeds from such prepayments could likely not be reinvested at comparable rates. Accordingly, one of the stress tests regularly run by AmSouth is an immediate shift in the five years and beyond Treasury yield curve with all other short term interest rates unchanged. Based on the results of this modeling as of September 30, 2004, an immediate 50 basis point downward shift in the Treasury curve, if sustained for 12 months, would cause NII to decrease by approximately $14.3 million.

Thus far, AmSouth has been successful in managing the timing and magnitude of loan and deposit pricing as market and Federal Reserve-set interest rates have changed during 2004 and does not expect further moderate Federal Reserve rate increases to adversely impact near-term net interest income.

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At September 30, 2004, AmSouth had interest rate swaps in the notional amount of approximately $3.3 billion, of which $2.3 billion were “receive fixed/pay floating” rate swaps and $1.0 billion were “pay fixed/receive floating.” AmSouth began entering into “pay fixed/receive floating” rate swaps during the fourth quarter of 2003 in anticipation of a rising interest rate cycle. Consistent with AmSouth’s overall asset/liability management process, “pay fixed/receive floating” rate swaps and additional long-term funding were put in place to achieve the desired interest rate risk profile. Of all of these swaps, $1.3 billion of notional value was used to hedge the cash flow of variable-rate commercial loans, $900 million of notional value was used to hedge the fair value of corporate and bank debt, $550 million was used to hedge the anticipated reissuance of Federal funds purchased, $450 million was used to hedge the future semi-annual interest payments on the forecasted issuance of ten-year fixed-rate subordinated debt, and $33 million was used to hedge the fair value of a fixed-rate certificate of deposit. AmSouth also had $100 million notional value of swaps that no longer qualified for hedge accounting. These swaps had previously been designated as fair value hedges of corporate debt. During the third quarter of 2004, these hedging relationships were determined to no longer be highly effective as defined by Statement 133 and AmSouth ceased hedge accounting on these swaps. The swaps that lost hedge accounting mature in the fourth quarter of 2005. No interest rate swaps matured during the third quarter of 2004 and there are no interest rate swaps scheduled to mature during the remainder of 2004. Interest rate swaps in the notional amount of $600 million were terminated during the first quarter of 2004. These swaps had been designated as cash flow hedges of floating rate bank notes. Of these swaps, $400 million were in place at December 31, 2003 and $200 million were entered into during the three months ended March 31, 2004. The effective portion of these hedging relationships is included in other comprehensive income and is being amortized into earnings over the remaining terms of the floating rate notes.

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

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At September 30, 2004, AmSouth had $65.7 million of assets and $65.5 million of liabilities associated with $2.1 billion notional amount of interest rate contracts with corporate customers and $2.1 billion notional amount of offsetting interest rate contracts with other financial institutions to hedge AmSouth’s rate exposure on its corporate customers’ contracts.

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

AmSouth’s greatest exposure to prepayment risks primarily rests in its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios. During the nine months ended September 30, 2004, AmSouth experienced less accelerated prepayments in both its mortgage loan portfolio and its mortgage-backed and CMO securities portfolios than during the nine months ended September 30, 2003. AmSouth estimates the impact of accelerated prepayments will have a less significant effect on the NIM in 2004 compared to 2003.

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

Off-Balance Sheet Arrangements

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers and are accounted for as sales. These transactions allow AmSouth to utilize its balance sheet capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At September 30, 2004, the outstanding balance of commercial loans sold to conduits was $607 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages and dealer indirect automobile loans to third-party conduits. The remaining outstanding balances associated with these transactions were $623 million of residential first mortgages and $23 million of dealer indirect automobile loans at September 30, 2004. These balances were down from $1.6 billion in outstanding loan balances in all three conduits at December 31, 2003. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At September 30, 2004, AmSouth had $82.0 million of letters of credit supporting the conduit transactions. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments associated with these conduit transactions. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth as the provider of liquidity and credit support, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At September 30, 2004, AmSouth had liquidity lines of credit supporting these transactions of $1.3 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that it would have sufficient sources of liquidity to meet demand. AmSouth also reviews the impact of the potential drawdown of the liquidity lines on its regulatory capital requirements. As of September 30, 2004, this analysis showed that AmSouth would retain its well-capitalized position even if the liquidity lines were completely drawn down or if accounting rules were to be changed to require AmSouth to consolidate the conduits.

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

At September 30, 2004, the allowance for loan losses was $381.3 million, or 1.17 percent of loans net of unearned income, compared to $384.1 million, or 1.32 percent, at September 30, 2003 and $384.1 million, or 1.31 percent, at December 31, 2003. The coverage ratio of the allowance for loan losses to nonperforming loans was 410 percent at September 30, 2004, an increase of 92 basis points from the September 30, 2003 ratio. The ending balance in the allowance at September 30, 2004, reflects the mix of the loan portfolio and the results of the allowance review process. In addition, the ending balance reflects a reduction in the allowance of $3.1 million related to the sale of $152 million in equity loans during March 2004 and $85 million of recreational vehicle and marine loans during September 2004. Table 5 presents a five-quarter analysis of the allowance for loan losses.

Net charge-offs for the quarter ended September 30, 2004, were $28.7 million, or 0.36 percent of average loans, on an annualized basis, a decrease of $13.1 million from the $41.8 million, or 0.58 percent of average loans, reported in the same period a year earlier. For the nine months ended September 30, 2004, net charge-offs were $83.3 million, or 0.36 percent, compared to $126.7 million, or 0.60 percent, for the same period of 2003. The decrease in net charge-offs was the result of decreases in commercial and consumer net charge-offs.

In the third quarter commercial and commercial real estate net charge-offs decreased $4.0 million compared to the same period a year earlier and decreased $15.9 million for the first nine months of 2004 compared to the same period in 2003. The decreases in commercial and commercial real estate net charge-offs primarily reflected lower gross losses combined with higher recoveries of previously charged off loans. The decrease in commercial net charge-offs also reflected a stronger economic environment and higher quality underwriting standards.

In the third quarter consumer net charge-offs decreased $9.0 million compared to the same period a year earlier and decreased $27.5 million for the first nine months of 2004 compared to the same period in 2003. The decrease in consumer net charge-offs, both quarterly and year-to-date, primarily occurred in dealer indirect and equity loan and line charge-offs. Net charge-offs in the dealer indirect portfolio were $5.4 million for the third quarter of 2004 and $15.3 million for the first nine months of 2004, a decrease of $3.0 million and $15.6 million, respectively, from the corresponding periods in 2003. The decreases in dealer indirect net charge-offs reflected higher quality underwriting coupled with the runoff of older higher risk vintages, as well as strengthening used car auction prices and enhanced collection procedures. Net charge-offs in the equity loans and lines portfolio were $4.9 million for the third quarter of 2004 and $17.7 million for the first nine months of 2004, a decrease of $5.5 million and $8.9 million, respectively, from the corresponding periods in 2003. The decreases in equity loan and line net charge-offs reflected higher quality underwriting, enhanced collection procedures, and runoff of older higher risk vintages. In addition, beginning in late 2003, AmSouth began purchasing insurance to protect against the credit risk for certain originated equity loans and lines with loan-to-value ratios up to 100 percent. The insurance policy provides for the sale of the loan or line, at par, to the insurance company when the loan or line becomes 120 days delinquent. AmSouth’s policy is to charge down equity loans and lines to net realizable value when they become 180 days delinquent. Therefore, there are no material losses on these loans and lines expected in the future. The insurance premiums are paid monthly based on a percentage of the outstanding balances of the funded loans and lines. As of September 30, 2004, approximately $275.1 million of loans and lines were insured. Included in noninterest expense for the nine months ended September 30, 2004 is approximately $1.1 million in insurance premiums. Given the volume and premium levels to date, the impact on the provision and the allowance for loan losses has not been material. The reduced risk exposure is considered in the calculation of the allowance for loan losses.

The provision for loan losses for the third quarter and first nine months of 2004 was $28.8 million and $83.5 million, respectively, compared to $41.8 million and $129.2 million for the corresponding year-earlier periods. The decrease in the provision for loan losses is consistent with the overall improvement in the credit quality of AmSouth’s loan portfolio and a shift in the mix of the loan portfolio to include a larger proportion of residential mortgages.

At September 30, 2004, nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 18 basis points to 0.37 percent compared to 0.55 percent at September 30, 2003, reflecting a $42.6 million decrease in nonperforming assets. Compared to year-end 2003, nonperforming assets declined $28.5 million as a result of a $17.2 million decline in nonaccrual loans, a $9.6 million decline in foreclosed properties and a $1.7 million decline in repossessions. Table 6 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans was primarily the result of a $14.4 million decrease from December 31, 2003, in nonaccrual commercial and commercial real estate loans and a $6.3 million decrease in nonaccrual equity loans and lines, slightly offset by a $3.8 million increase in nonaccrual residential first mortgages. The decrease in nonaccrual commercial and commercial real estate loans reflects a downward trend in commercial problem loans. The decrease in nonaccruing equity loans and lines is reflective of improved portfolio quality. The increase in nonaccruing residential first mortgages is primarily a reflection of portfolio growth. AmSouth had no nonperforming assets considered troubled debt restructured loans at September 30, 2004 and 2003. The decrease in foreclosed properties was the result of slowing foreclosures and higher volumes of sales of foreclosed properties. The decrease in repossessions also reflects higher quality underwriting standards.

Included in nonperforming assets at September 30, 2004 and 2003, was $39.0 million and $60.0 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At September 30, 2004 and 2003, there was $7.7 million and $14.0 million, respectively, in the allowance for loan losses specifically allocated to $26.4 million and $41.3 million, respectively, of impaired loans. No specific reserves were required for $12.6 million and $18.7 million of impaired loans at September 30, 2004 and 2003, respectively. The average balance in impaired loans for the three months ended September 30, 2004 and 2003 was $42.0 million and $63.9 million, respectively, and $44.7 million and $80.3 million, respectively, for the nine months ended September 30, 2004 and 2003. AmSouth recorded no material interest income on its impaired loans during the nine months ended September 30, 2004. At September 30, 2004 and 2003, AmSouth had approximately $33.1 million and $34.5 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $34.5 million in 2003, only $4.0 million remained categorized as potential problem loans at September 30, 2004. The remaining balances either migrated to nonperforming status or were no longer considered potential problem loans at September 30, 2004. The lower level of potential problem loans at September 30, 2004, is reflective of an overall improvement in commercial asset quality between years.

Today’s credit quality reflects a stronger economic environment and the benefits of AmSouth’s efforts over the past few years to tighten underwriting standards in consumer and commercial lending, strengthen the credit review function, improve processes in the collections area, and reduce exposure to certain segments in commercial lending.

Internal portfolio credit trends point toward more stable credit quality. In particular, classified commercial loans and consumer delinquencies, generally, were lower compared to 2003. While credit quality trends should generally be sustained, we expect net charge-offs to increase due to normal seasonality during the fourth quarter.

Noninterest Revenues

Noninterest revenues (NIR) were $213.2 million during the third quarter of 2004 and $651.9 million for the first nine months of 2004. The quarterly and nine-month totals represent a 6.8 percent decrease and a 3.1 percent increase, respectively, from the corresponding periods in 2003. The changes in NIR were driven by various categories and factors discussed below.

Service charge revenues for the three months and nine months ended September 30, 2004 increased 10.3 percent and 16.1 percent, respectively, compared to the corresponding periods in 2003, primarily the result of increases in overdraft fees. The increase in overdraft fees continues to be the result of an increase in the volume of overdrafts. The additional volume has been due to several procedural changes made during 2002 and 2003 related to an on-going initiative to manage, in a consistent manner, customers’ available account balances. Enhancing these procedures enables AmSouth to better manage its risks, including fraud risk, arising from various transactions that can affect a customer’s account balance.

The increase in trust income of 10.3 percent and 12.7 percent for the three months and nine months ended September 30, 2004 compared to the corresponding periods in 2003 reflected the impact of a pricing increase, improved sales and improved market conditions.

Consumer investment services income decreased $0.4 million or 2.1 percent during the third quarter of 2004 compared to the same period in 2003. This decrease reflects a slowdown of capital markets activity and lower sales volumes in the geographic areas affected by the hurricanes during the third quarter of 2004. However, consumer investment services income increased $9.6 million for the nine months ended September 30, 2004 or 19.1 percent compared to the corresponding period in 2003, reflecting increases in annuity income, mutual fund fees, brokerage fees, insurance income, and other investment services income.

The increase in interchange income for the third quarter and first nine months of 2004 was 17.6 percent and 9.3 percent, respectively, compared to the same periods in 2003. This increase was primarily due to increases in transaction volumes and a pricing increase in early 2004.

These increases in NIR were offset by decreases in mortgage income, portfolio income and income from bank owned life insurance (BOLI). The decrease in mortgage income was primarily due to lower gains on the sales of mortgage loans and servicing, as more of the current production is in adjustable rate mortgages which are being retained on the balance sheet. The decline in portfolio income was due to lower gains on sales of securities in 2004 compared to 2003, reflecting changes in market rates. The decrease in BOLI income was primarily the result of lower rates and benefit payments during 2004 compared to 2003.

For the third quarter of 2004, other noninterest revenues decreased $9.2 million compared to the same period in 2003. The decrease in other noninterest revenues in the third quarter of 2004 versus the third quarter of 2003 reflects the impact of a $6.6 million gain on the sale of real property and $3.0 million in income related to the demutualization of one of AmSouth’s insurance providers recorded in the third quarter of 2003, as well as a $1.6 million decrease in income related to market adjustments on derivative instruments compared to the third quarter of 2003. Offsetting these items was a $2.8 million gain during the third quarter of 2004 related to the sale of recreational vehicle and marine loans. Other noninterest revenues decreased $1.6 million during the nine months ended September 30, 2004 compared to the same period in 2003.

Noninterest Expenses

Noninterest expenses (NIE) for the third quarter of 2004 increased $55.9 million or 18.2 percent compared to the same period in 2003 and increased $101.7 million or 11.4 percent for the first nine months of 2004 compared to the corresponding period in 2003. The increase in NIE on both a quarterly and year-to-date basis was primarily related to the $50.0 million charge for payments related to the settlement agreements and approximately $4.0 million for related professional fees. The increase in NIE on a year-to-date basis also includes increases in salaries and employee benefits, net occupancy expense, equipment expense and marketing expense, partially offset by lower communications expense.

The year-to-date increases in salaries and employee benefits reflected higher base salaries due to merit increases, partially offset by a decrease in headcount, and higher pension and thrift plan costs. The quarterly and year-to-date increases in net occupancy and equipment expense were due primarily to the continued investment in new branches. The year over year increase in marketing expense was due to initiatives to attract new business and various other marketing campaigns. The decrease in communication expense was primarily the result of lower expenses associated with the consolidation and renegotiation of services.

Excluding the $50.0 million charge for payments related to the settlement agreements and approximately $4.0 million for related professional fees, NIE increased approximately $2.0 million or 0.6 percent in the third quarter of 2004 compared to the third quarter of 2003, reflecting effective management of costs. This increase is due to higher occupancy and equipment costs, partially offset by a reduction in salaries and benefits, reflecting lower headcount and incentives. Table 1, included on pages 30 and 31 of this report, reflects a reconciliation of NIE as reported under GAAP compared to NIE excluding expenses for the settlement agreements and related professional fees. These expenses represent matters which management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business. Therefore, the presentation of this information is useful to investors in analyzing AmSouth’s financial condition and results of operations.

Capital Adequacy

At September 30, 2004, shareholders’ equity totaled $3.5 billion or 6.94 percent of total assets while average equity as a percentage of average assets for the three month and nine month periods ended September 30, 2004 was 6.87 percent and 6.96 percent, respectively. Since December 31, 2003, shareholders’ equity increased $220.9 million primarily as a result of net income for the first nine months of 2004 of $446.6 million. The increase in shareholders’ equity from net income was partially offset by the declaration of dividends of $255.1 million and the purchase of 2.1 million shares of AmSouth common stock for $50.0 million during the first nine months of 2004. The increase in shareholders’ equity from net income was also partially offset by a decrease of $11.4 million associated with a lower valuation of the AFS portfolio and by a decrease of $1.9 million associated with the effective portion of cash flow hedges. The remaining increase was attributable to employee stock plans, direct stock purchases and dividend reinvestment.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2004 and 2003. At September 30, 2004, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2004.

Earnings Outlook

As a result of the $54.0 million charge in the third quarter, our full year guidance is now in the range of $1.72 to $1.77. Excluding the charge, our guidance for 2004 earnings per share in a range of $1.87 to $1.92 remains unchanged.

Subsequent Events

On November 1, 2004, AmSouth entered into a definitive agreement to sell its credit card portfolio, comprising approximately 390,000 accounts and total receivables of approximately $550 million, to MBNA Corporation. As part of the agreement, AmSouth has also entered into an agent bank agreement, which will enable AmSouth customers to continue to receive credit card products, while also providing MBNA the exclusive credit-card related marketing rights to AmSouth’s current and prospective customers. The transaction is expected to close by year-end, subject to customary approvals and closing conditions.

AmSouth expects a pre-tax net gain of approximately $170 million from the credit card sale. In addition, AmSouth plans to replace approximately $1.4 billion of Federal Home Loan Bank borrowings with a variety of lower cost funding instruments, saving between 240 and 250 basis points in average cost of funds based on current market rates while not changing the bank’s interest rate sensitivity. AmSouth will incur expenses related to the prepayment of these borrowings. AmSouth expects the transactions to be accretive to 2005 earnings.

Table 1 - Financial Summary

	September 30		% Change
	2004	2003
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$32,502,221	$29,128,404	11.6%
Total assets	49,687,862	44,342,699	12.1
Total deposits	31,919,416	29,468,223	8.3
Shareholders’ equity	3,450,558	3,152,834	9.4

Year-to-date average balances:
Loans net of unearned income	$30,811,005	$28,257,539	9.0%
Total assets	47,498,616	42,067,539	12.9
Total deposits	31,575,806	28,169,743	12.1
Shareholders’ equity	3,304,939	3,105,990	6.4

	Three Months Ended September 30			Nine Months Ended September 30
	2004	2003		2004	2003
	(In thousands except per share data)
Selected ratios
Average equity to assets	6.87%	7.14%		6.96%	7.38%
End-of-period equity to assets	6.94	7.11		6.94	7.11
End-of-period tangible equity to assets	6.37	6.47		6.37	6.47
Allowance for loan losses to loans net of unearned income	1.17	1.32		1.17	1.32

Common stock data
Cash dividends declared	$0.24	$0.23		$0.72	$0.69
Book value at end of period	9.73	8.99		9.73	8.99
Market value at end of period	24.40	21.22		24.40	21.22
Average common shares outstanding	352,838	349,421		351,882	350,294
Average common shares outstanding-diluted	358,272	353,317		357,169	353,971

Table 1 - Financial Summary (continued)

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2004	2003		2004	2003
	(In thousands except per share data)
Income statement reconciliations of GAAP amounts to adjusted amounts
Noninterest expense - as reported	$362,478	$306,556	18.2%	$996,522	$894,784	11.4%
Costs incurred under settlement agreements and related professional fees	(53,972)	—	—	(53,972)	—	—

Noninterest expense excluding settlement costs	308,506	306,556	0.6	942,550	894,784	5.3

Income before income taxes - as reported	197,799	223,882	(11.7)	668,644	664,255	0.7
Costs incurred under settlement agreements and related professional fees	53,972	—	—	53,972	—	—

Income before income taxes excluding settlement costs	251,771	223,882	12.5	722,616	664,255	8.8

Income taxes - as reported	78,220	66,494	17.6	222,003	196,686	12.9
Costs incurred under settlement agreements and related professional fees	1,529	—	—	1,529	—	—

Income taxes excluding settlement costs	79,749	66,494	19.9	223,532	196,686	13.6

Earnings summary (including reconciliations of GAAP amounts to adjusted amounts)
Net income - as reported	119,579	157,388	(24.0)	446,641	467,569	(4.5)
Costs incurred under settlement agreements and related professional fees	52,443	—	—	52,443	—	—

Net income excluding settlement costs	172,022	157,388	9.3	499,084	467,569	6.7

Earnings per common share - as reported	0.34	0.45	(24.4)	1.27	1.33	(4.5)
Costs incurred under settlement agreements and related professional fees	0.15	—	—	0.15	—	—

Earnings per common share excluding settlement costs	0.49	0.45	8.9	1.42	1.33	6.8

Diluted earnings per common share - as reported	0.33	0.45	(26.7)	1.25	1.32	(5.3)
Costs incurred under settlement agreements and related professional fees	0.15	—	—	0.15	—	—

Diluted earnings per common share excluding settlement costs	0.48	0.45	6.7	1.40	1.32	6.1

Return on average assets (annualized) - as reported	0.98%	1.44%		1.26%	1.49%
Costs incurred under settlement agreements and related professional fees	0.42	—		0.14	—

Return on average assets (annualized) excluding settlement costs	1.40	1.44		1.40	1.49

Return on average equity (annualized) - as reported	14.20	20.18		18.05	20.13
Costs incurred under settlement agreements and related professional fees	6.23	—		2.12	—

Return on average equity (annualized) excluding settlement costs	20.43	20.18		20.17	20.13

Operating efficiency - as reported	60.44	52.58		55.97	51.96
Costs incurred under settlement agreements and related professional fees	(9.00)	—		(3.03)	—

Operating efficiency excluding settlement costs	51.44	52.58		52.94	51.96

Note:	The information presented above is adjusted for the third quarter 2004 settlement agreements and related professional fees. These expenses represent matters which management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business.

Table 2 - Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2004									2003
	Third Quarter			Second Quarter			First Quarter			Fourth Quarter			Third Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$32,079,701	$405,127	5.02%	$30,633,629	$382,677	5.02%	$29,705,743	$381,957	5.17%	$29,263,749	$388,273	5.26%	$28,667,773	$388,365	5.37%
Available-for-sale securities, amortized cost	6,508,524	81,785	5.00	6,559,420	81,249	4.98	6,503,458	84,080	5.20	6,537,647	85,783	5.21	5,540,681	75,238	5.39
Market valuation on available-for-sale securities	(92,985)			(45,289)			26,689			(4,433)			18,529

Total available-for-sale securities (3)	6,415,539			6,514,131			6,530,147			6,533,214			5,559,210
Held-to-maturity securities	5,865,560	70,976	4.81	5,929,467	67,685	4.59	5,276,021	66,333	5.06	4,621,250	55,758	4.79	4,467,344	49,463	4.39

Total investment securities (4)	12,281,099	152,761	4.91	12,443,598	148,934	4.80	11,806,168	150,413	5.14	11,154,464	141,541	5.03	10,026,554	124,701	4.94
Other interest-earning assets	231,207	3,035	5.22	378,235	3,531	3.75	285,883	2,909	4.09	187,197	1,940	4.11	399,336	2,911	2.89

Total interest-earning assets (4)	44,592,007	560,923	4.99	43,455,462	535,142	4.95	41,797,794	535,279	5.15	40,605,410	531,754	5.19	39,093,663	515,977	5.24
Cash and other assets	4,575,623			4,672,343			4,542,231			4,476,047			4,612,263
Allowance for loan losses	(381,316)			(385,514)			(386,932)			(383,627)			(390,219)

	$48,786,314			$47,742,291			$45,953,093			$44,697,830			$43,315,707

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing checking	$6,865,461	10,237	0.59	$6,829,555	8,640	0.51	$6,334,668	7,346	0.47	$5,878,840	6,627	0.45	$5,793,183	6,295	0.43
Money market and savings deposits	7,875,270	10,599	0.54	7,847,980	9,688	0.50	7,674,745	9,315	0.49	7,678,965	9,350	0.48	7,670,427	9,144	0.47
Time deposits (5)	5,573,226	39,144	2.79	5,827,430	40,565	2.80	6,217,736	44,807	2.90	6,323,696	46,840	2.94	6,480,037	49,861	3.05
Certificates of deposit of $100,000 or more (5)	3,810,251	20,492	2.14	3,305,622	17,147	2.09	2,949,048	17,241	2.35	2,864,675	17,543	2.43	2,826,776	18,087	2.54
Foreign deposits	1,611,387	4,361	1.08	1,527,336	3,598	0.95	1,205,037	2,589	0.86	1,206,100	2,589	0.85	828,492	1,658	0.79
Federal funds purchased and securities sold under agreements to repurchase	3,338,866	11,707	1.39	2,837,459	8,185	1.16	2,378,217	6,645	1.12	2,639,228	6,163	0.93	1,954,417	3,917	0.80
Other interest-bearing liabilities	8,165,955	77,827	3.79	8,163,063	75,411	3.72	8,187,362	77,196	3.79	7,493,701	73,304	3.88	7,365,016	72,765	3.92

Total interest-bearing liabilities	37,240,416	174,367	1.86	36,338,445	163,234	1.81	34,946,813	165,139	1.90	34,085,205	162,416	1.89	32,918,348	161,727	1.95

Net interest spread (4)			3.13%			3.14%			3.25%			3.30%			3.29%

Noninterest-bearing demand deposits	6,643,642			6,516,977			6,103,216			5,855,497			5,605,708
Other liabilities (5)	1,551,933			1,581,233			1,644,705			1,606,022			1,696,861
Shareholders' equity	3,350,323			3,305,636			3,258,359			3,151,106			3,094,790

	$48,786,314			$47,742,291			$45,953,093			$44,697,830			$43,315,707

Net interest income/margin on a taxable equivalent basis (4)		386,556	3.44%		371,908	3.44%		370,140	3.56%		369,338	3.61%		354,250	3.60%

Taxable equivalent adjustment: (6)
Loans		6,097			6,075			6,242			6,359			6,479
Available-for-sale securities		607			672			661			687			743
Held-to-maturity securities		3,946			3,751			3,740			3,508			3,575

Total taxable equivalent adjustment		10,650			10,498			10,643			10,554			10,797

Net interest income		$375,906			$361,410			$359,497			$358,784			$343,453

NOTES:
(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $6,741,000, $9,647,000, $8,627,000, $10,139,000 and $11,350,000, for the three months ended September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 - Year-to-Date Yields Earned on Average Interest-Earning Assets

and Rates Paid on Average Interest-Bearing Liabilities

	2004			2003
	Nine Months Ended September 30			Nine Months Ended September 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$30,811,005	$1,169,760	5.07%	$28,257,539	$1,190,224	5.63%
Available-for-sale securities, amortized cost	6,523,745	247,113	5.06	4,903,411	229,832	6.27
Market valuation on available-for-sale securities	(37,398)			117,477

Total available-for-sale securities (3)	6,486,347			5,020,888
Held-to-maturity securities	5,690,989	204,995	4.81	4,455,098	174,251	5.23

Total investment securities (4)	12,177,336	452,108	4.94	9,475,986	404,083	5.77
Other interest-earning assets	298,196	9,476	4.24	304,189	4,769	2.10

Total interest-earning assets (4)	43,286,537	1,631,344	5.03	38,037,714	1,599,076	5.64
Cash and other assets	4,596,654			4,417,836
Allowance for loan losses	(384,575)			(388,011)

	$47,498,616			$42,067,539

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$6,677,251	26,223	0.52	$5,713,290	22,459	0.53
Money market and savings deposits	7,799,609	29,602	0.51	7,542,305	36,960	0.66
Time deposits (5)	5,871,704	124,516	2.83	6,409,722	153,270	3.20
Certificates of deposit of $100,000 or more (5)	3,356,635	54,880	2.18	2,407,491	50,128	2.78
Foreign deposits	1,448,517	10,548	0.97	735,433	5,017	0.91
Federal funds purchased and securities sold under agreements to repurchase	2,853,292	26,537	1.24	1,989,953	14,391	0.97
Other interest-bearing liabilities	8,172,104	230,434	3.77	7,227,820	227,175	4.20

Total interest-bearing liabilities	36,179,112	502,740	1.86	32,026,014	509,400	2.13

Net interest spread (4)			3.17%			3.51%

Noninterest-bearing demand deposits	6,422,090			5,361,502
Other liabilities (5)	1,592,475			1,574,033
Shareholders’ equity	3,304,939			3,105,990

	$47,498,616			$42,067,539

Net interest income/margin on a taxable equivalent basis (4)		1,128,604	3.48%		1,089,676	3.84%

Taxable equivalent adjustment: (6)
Loans		18,413			19,936
Available-for-sale securities		1,940			2,590
Held-to-maturity securities		11,438			11,299

Total taxable equivalent adjustment		31,791			33,825

Net interest income		$1,096,813			$1,055,851

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $25,014,000 and $34,556,000, for the nine months ended September 30, 2004 and 2003, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for the total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits, certificates of deposit of $100,000 or more and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4 - Loans and Credit Quality

	Loans* September 30		Nonperforming Loans** September 30		Net Charge-offs Nine Months Ended September 30
	2004	2003	2004	2003	2004	2003
	(In thousands)
Commercial:
Commercial & industrial	$5,630,612	$5,228,850	$43,021	$52,245	$21,704	$34,155
Commercial loans - secured by real estate	2,248,468	1,914,300	17,560	18,450	946	893
Commercial leases	2,088,136	1,907,385	2,242	4,695	(297)	908

Total commercial	9,967,216	9,050,535	62,823	75,390	22,353	35,956

Commercial real estate:
Commercial real estate mortgages	2,659,296	2,420,498	2,341	11,489	(264)	2,540
Real estate construction	2,810,551	2,251,109	1,551	7,515	1,787	1,243

Total commercial real estate	5,469,847	4,671,607	3,892	19,004	1,523	3,783

Consumer:
Residential first mortgages	4,726,022	3,570,875	19,817	11,892	1,972	1,879
Equity loans and lines	7,702,802	6,826,872	6,323	14,135	17,696	26,554
Dealer indirect	3,493,019	3,698,688	21	23	15,311	30,943
Revolving credit	572,352	527,668	-0-	-0-	14,968	17,626
Other consumer	570,963	782,159	82	349	9,488	9,979

Total consumer	17,065,158	15,406,262	26,243	26,399	59,435	86,981

	$32,502,221	$29,128,404	$92,958	$120,793	$83,311	$126,720

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5 - Allowance for Loan Losses

	2004			2003
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	(Dollars in thousands)
Balance at beginning of period	$382,482	$382,450	$384,124	$384,059	$384,011
Loans charged off	(39,799)	(38,202)	(44,412)	(56,403)	(55,102)
Recoveries of loans previously charged off	11,062	11,634	16,406	11,968	13,350

Net charge-offs	(28,737)	(26,568)	(28,006)	(44,435)	(41,752)
Addition to allowance charged to expense	28,800	26,600	28,100	44,500	41,800
Allowance sold	(1,290)	-0-	(1,768)	-0-	-0-

Balance at end of period	$381,255	$382,482	$382,450	$384,124	$384,059

Allowance for loan losses to loans net of unearned income	1.17%	1.22%	1.28%	1.31%	1.32%
Allowance for loan losses to nonperforming loans*	410.14%	372.54%	371.66%	348.72%	317.95%
Allowance for loan losses to nonperforming assets*	319.76%	282.17%	281.36%	259.97%	237.30%
Net charge-offs to average loans net of unearned income (annualized)	0.36%	0.35%	0.38%	0.60%	0.58%

*	Exclusive of accruing loans 90 days past due.

Table 6 - Nonperforming Assets

	2004			2003
	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Nonaccrual loans*	$92,958	$102,670	$102,904	$110,153	$120,793
Foreclosed properties	23,043	29,586	29,291	32,616	35,163
Repossessions	3,231	3,295	3,733	4,986	5,890

Total nonperforming assets*	$119,232	$135,551	$135,928	$147,755	$161,846

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.37%	0.43%	0.45%	0.50%	0.55%
Accruing loans 90 days past due	$63,727	$52,972	$58,195	$67,460	$72,588

*	Exclusive of accruing loans 90 days past due.

Table 7 - Investment Securities

	September 30, 2004		September 30, 2003
	Carrying Amount	Market Value	Carrying Amount	Market Value
	(In thousands)
Available-for-sale:
U.S. Treasury and federal agency securities	$4,761,698		$5,371,739
Other securities	1,703,778		998,971
State, county and municipal securities	50,843		58,107

	$6,516,319		$6,428,817

Held-to-maturity:
U.S. Treasury and federal agency securities	$5,150,100	$5,138,289	$3,716,072	$3,725,530
Other securities	568,343	571,178	586,821	592,994
State, county and municipal securities	350,223	379,875	326,833	354,487

	$6,068,666	$6,089,342	$4,629,726	$4,673,011

NOTES:
1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined held-to-maturity and available-for-sale portfolios at September 30, 2004, were approximately 4.3 years and 4.54%, respectively. Included in the combined portfolios was $11.6 billion of mortgage-backed securities. The weighted-average remaining life and the weighted-average yield of mortgage-backed securities at September 30, 2004, were approximately 4.3 years and 4.49%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.6 years.
2.	The available-for-sale portfolio included net unrealized losses of $19.6 million and net unrealized gains of $32.2 million at September 30, 2004 and 2003, respectively.

Table 8 - Other Interest-Bearing Liabilities

	September 30
	2004	2003
	(In thousands)
Other borrowed funds:
Treasury, tax and loan notes	$1,646,854	$381,471
Term Federal Funds purchased	219,519	-0-
Short-term bank notes	47,438	-0-
Commercial paper	2,909	3,257
Other borrowings	47,401	45,733

Total other borrowed funds	$1,964,121	$430,461

Other long-term debt:
Long-term notes payable	$800,211	$230
4.85% Subordinated Notes Due 2013	496,825	496,451
6.45% Subordinated Notes Due 2018	301,658	302,155
6.125% Subordinated Notes Due 2009	174,804	174,759
6.75% Subordinated Debentures Due 2025	149,981	149,964
7.75% Subordinated Notes Due 2004	-0-	149,939
7.25% Senior Notes Due 2006	99,887	99,816
6.625% Subordinated Notes Due 2005	49,934	49,881
Other long-term debt	244	442
Statement 133 valuation adjustment	34,584	51,709

Total other long-term debt	$2,108,128	$1,475,346

Table 9 - Capital Amounts and Ratios

	September 30
	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,191,690	7.76%	$2,859,212	7.64%
AmSouth Bank	3,428,534	8.35	3,301,231	8.83
Total capital:
AmSouth	$4,436,495	10.79%	$4,243,133	11.33%
AmSouth Bank	4,493,512	10.95	4,430,455	11.85
Leverage:
AmSouth	$3,191,690	6.56%	$2,859,212	6.64%
AmSouth Bank	3,428,534	7.06	3,301,231	7.67

Table 10 - Contractual Obligations and Commercial Commitments

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings (1)	$12,213,433	$4,561,753	$1,225,859	$1,015,861	$5,409,960
Operating leases	482,399	49,263	91,232	81,760	260,144
Time deposits (2)	9,560,664	6,437,956	2,551,958	570,750	-0-
Foreign deposits	928,381	928,381	-0-	-0-	-0-
Purchase obligations (4)	139,105	106,337	25,983	6,285	500

Total contractual cash obligations	$23,323,982	$12,083,690	$3,895,032	$1,674,656	$5,670,604

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Commercial letters of credit	$46,671	$46,671	$-0-	$-0-	$-0-
Standby letters of credit	3,328,956	1,380,241	1,394,438	459,728	94,549
Commitments to extend credit (3)	14,974,164	10,742,711	3,393,741	760,287	77,425

Total commercial commitments	$18,349,791	$12,169,623	$4,788,179	$1,220,015	$171,974

NOTES:

1.	All maturities are based on contractual maturities. Excludes $34.6 million of FAS 133 valuation adjustments.
2.	Excludes $12 thousand of FAS 133 valuation adjustments.
3.	Excludes $3.1 billion of loan commitments under equity lines and $1.8 billion under revolving lines of credit which do not have scheduled expiration dates.
4.	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on AmSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The majority of AmSouth’s purchase obligations are comprised of commitments related to construction in process and maintenance agreements. The number includes contracts greater than $100,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 22 and 23 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of September 30, 2004 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of September 30, 2004. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

AmSouth previously disclosed (i) that it had received a target letter from the U.S. Attorney’s Office for the Southern District of Mississippi (USAO) stating that a grand jury was investigating certain possible criminal violations by AmSouth arising from a fraudulent note scheme committed by Louis Hamric and Victor Nance and (ii) that the Federal Reserve was conducting a review of AmSouth’s fraud and suspicious activity detection and prevention processes, controls, reporting and management oversight. As a result of the foregoing, on October 12, 2004, AmSouth entered into a deferred prosecution agreement with the USAO relating to deficiencies in the bank’s reporting of suspicious activities under the Bank Secrecy Act. AmSouth also entered into at the same time a cease and desist order with the Federal Reserve and the Alabama Department of Banking and an order with the Financial Crimes Enforcement Network (FinCEN), relating to AmSouth’s deficiencies in compliance with the Bank Secrecy Act.

Under the deferred prosecution agreement with the USAO acting on behalf of the Department of Justice, AmSouth made a payment of $40 million to the United States. Provided that AmSouth complies with the obligations under the agreement for a period of twelve months, the USAO has agreed not to take further action against the company in connection with this matter.

With respect to the Federal Reserve and the FinCEN order, AmSouth has been assessed a civil money penalty in the amount of $10 million and, in addition, the Federal Reserve has indicated it will restrict the company’s expansion activities, including our branch expansion program, until such time as it believes that AmSouth is in substantial compliance with the requirements of the order.

As part of these agreements, AmSouth has agreed to take additional actions to ensure compliance with the Bank Secrecy Act. Among other things, these actions include independent third party reviews of all of the company’s activities related to provisions of the Bank Secrecy Act, enhanced training of personnel, submission of written plans, and the adoption of approved policies and procedures.

More information on the settlements, including the texts of the agreement, the order and the assessment, may be found in the Report on Form 8-K filed by AmSouth on October 12, 2004.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2004	29,287	24.97	-0-	22,635,233
August 1 - 31, 2004	5,956	25.12	-0-	22,635,233
September 1 - 30, 2004	9,386	26.44	-0-	22,635,233
Total	44,629	25.30	-0-	22,635,233

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended September 30, 2004. All of the shares purchased during the three months ended September 30, 2004, were related to employee compensation plans.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 41 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

November 9, 2004	By:	/s/ BETH E. MOONEY
Beth E. Mooney
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

10.1	AmSouth Bancorporation Executive Incentive Plan

10.2	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference.