Form 10-K
period 2004-12-31
AMSOUTH BANCORPORATION
filed 2005-03-15
CIK 3133

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center 1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 320-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the common equity held by nonaffiliates of the registrant as of June 30, 2004 (the last business day of AmSouth Bancorporation’s most recently completed second fiscal quarter) was $8,731,260,531 (Note 1)

As of February 22, 2005, AmSouth Bancorporation had 353,133,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Annual Report to Shareholders for the year ended December 31, 2004: Part I, Part II

Proxy Statement for Annual Meeting to be held April 21, 2005: Part III

Note 1:    In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of June 30, 2004 by its directors and principal executive officers and voting stock held by AmSouth’s employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth’s subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at June 30, 2004. AmSouth’s response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

AMSOUTH BANCORPORATION

Form 10-K

i

PART I

ITEM 1.	BUSINESS

General

AmSouth Bancorporation (AmSouth or the Company) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary, AmSouth Bank (the Bank), and its other subsidiaries. At December 31, 2004, AmSouth had total consolidated assets of approximately $50 billion.

The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2004, the Bank had total consolidated assets of approximately $49.7 billion and total consolidated deposits of approximately $34.8 billion. As of December 31, 2004, the assets of the Bank constituted virtually all of the assets of AmSouth.

AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial leasing. Wealth Management is comprised of trust, institutional, retirement, private client services and broker-dealer services. This area includes traditional trust services as well as a substantial selection of investment management services.

These services are offered to businesses and individuals through the Bank’s approximately 685 offices located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of more than 1,250 automated teller machines that are linked with shared automated tellers in all 50 states. Further segment information is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to Items 7 and 8 of this Form 10-K.

As of December 31, 2004, AmSouth and its subsidiaries had approximately 12,000 full-time equivalent employees.

Competition

AmSouth’s subsidiaries compete aggressively with banks located in Alabama, Florida, Tennessee, Mississippi, Louisiana and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers, including automotive retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. At December 31, 2004, AmSouth was the 18th largest bank holding company headquartered in the United States based on total assets.

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

The following is a summary of certain statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory and law enforcement agencies, cannot necessarily be predicted, but may have a material effect on the business and results of banking organizations, including AmSouth.

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the Justice Department, the Securities and Exchange Commission and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs. A number of banking institutions have recently been subject to enforcement actions as well as settlements involving, among other things, cease and desist orders, written agreements, deferred prosecutions and payments of monetary penalties.

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

The Bank is a state bank, chartered under the laws of Alabama, and is a member of the Federal Reserve System. It is generally subject to regulation and supervision by both the Federal Reserve Board and the Office of the Superintendent of Banking of the State of Alabama (the Superintendent). The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and on the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

The Bank’s subsidiaries are also subject to regulation, supervision and examination by other federal and state and self-regulatory agencies. For example, AmSouth Investment Services, Inc., a registered broker-dealer, is subject to the supervision of the Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD), and state securities and insurance agencies. AmSouth Asset Management, Inc. and AmSouth Investment Management Company LLC, both investment advisers, are subject to regulation by the SEC in addition to state securities agencies.

In October 2004, AmSouth entered into a deferred prosecution agreement with the U.S. Attorney for the Southern District of Mississippi relating to deficiencies in the Bank’s reporting of suspicious activities under the Bank Secrecy Act. At the same time, AmSouth entered into a cease and desist order with the Federal Reserve and the Alabama Department of Banking, as well as an order with the Financial Crimes Enforcement Network, relating to AmSouth’s deficiencies in compliance with the Bank Secrecy Act. Provided that AmSouth complies with the obligations under the deferred prosecution agreement for a period of twelve months, the U.S. Attorney has agreed not to take further action against the Company in connection with this matter. The Federal Reserve has also indicated it will restrict the Company’s expansion activities, including the branch expansion program, until such time as it believes that AmSouth is in substantial compliance with the requirements of the cease and desist order. Pursuant to these agreements, AmSouth has taken additional actions to ensure compliance with the Bank Secrecy Act. Among other things, these actions include independent third party reviews of all of the Company’s activities related to compliance with the Bank Secrecy Act, enhanced training of personnel, submission of a revised compliance program, and the adoption of new policies and procedures.

Payment of Dividends

AmSouth is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for AmSouth, including funds used to pay dividends on AmSouth’s capital stock and interest and principal on any debt of AmSouth, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to AmSouth as well as by AmSouth to its shareholders. The payment of dividends by AmSouth and the Bank also may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See “Capital Adequacy and Related Matters” below.

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

Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2005 of an amount equal to $209 million plus its net income for 2005.

Capital Adequacy and Related Matters

Capital Guidelines

AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as commitments to extend credit and standby letters of credit) is 8 percent. At least half of the Total Capital must be composed principally of common equity less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt and a limited amount of loan loss reserves. At December 31, 2004, AmSouth’s consolidated Tier 1 Capital and Total Capital ratios were 8.05 percent and 10.93 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4 percent. AmSouth’s Leverage Ratio at December 31, 2004 was 6.73 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2004. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital. The U.S. banking regulators have published draft guidance of their interpretation of the new Basel guidelines. Certain of the largest U.S. banks will be required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules beginning in 2007, and, in 2008, must calculate regulatory capital solely under the New Accord. AmSouth is not among this group of banks, and it is uncertain when AmSouth will become subject to the New Accord.

Bank regulators have the authority generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of AmSouth is unable to predict whether and when higher capital requirements would be imposed, and, if so, at what levels and on what schedule.

Prompt Corrective Action

The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, a state member bank is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2004, the Bank had capital ratios sufficient to qualify as “well capitalized”. The FDI Act authorizes, and in some cases automatically imposes, serious restrictions on a bank’s business as it declines in capital-based tier.

The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth under existing laws and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 2004.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well-capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well-capitalized as of December 31, 2004, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

The USA Patriot Act

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. AmSouth has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations. See “Supervision and Regulation” above for a discussion of regulatory actions taken with respect to AmSouth’s compliance with the Bank Secrecy Act and ongoing compliance efforts.

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

In the ordinary course of business, AmSouth and its subsidiaries are from time to time named as defendants in or parties to pending and threatened legal actions and proceedings. Among the actions which are pending against AmSouth are actions brought on behalf of various classes of claimants. These actions and claims, including class actions, are similar to others that have been brought in recent years against financial institutions and relate to AmSouth’s lending, collections, loan servicing, depository, investment, trust and other activities. These actions and claims allege violations of consumer protection, securities, banking and other laws, both state and federal. Some of these claims and actions seek substantial compensatory and punitive damage awards and injunctive relief. Additionally, AmSouth, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews. As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

In October 2004, AmSouth entered into a deferred prosecution agreement with the U.S. Attorney for the Southern District of Mississippi relating to deficiencies in the Bank’s reporting of suspicious activities under the Bank Secrecy Act. At the same time, AmSouth entered into a cease and desist order with the Federal Reserve and the Alabama Department of Banking, as well as an order with the Financial Crimes Enforcement Network, relating to AmSouth’s deficiencies in compliance with the Bank Secrecy Act. Provided that AmSouth complies with the obligations under the deferred prosecution agreement for a period of twelve months, the U.S. Attorney has agreed not to take further action against the Company in connection with this matter. The Federal Reserve has also indicated it will restrict the Company’s expansion activities, including the branch expansion program, until such time as it believes that AmSouth is in substantial compliance with the requirements of the cease and desist order. Pursuant to these agreements, AmSouth has taken additional actions to ensure compliance with the Bank Secrecy Act. Among other things, these actions include independent third party reviews of all of the Company’s activities related to compliance with the Bank Secrecy Act, enhanced training of personnel, submission of a revised compliance program, and the adoption of new policies and procedures.

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

There were no matters brought to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter	57	Chairman of AmSouth (September 1996 to October 1999 and January 2001 to date) and AmSouth Bank (September 1996 to date), President and Chief Executive Officer (January 1996 to date) of AmSouth and AmSouth Bank, and Director of AmSouth and AmSouth Bank.

Candice W. Bagby	55	Senior Executive Vice President and Consumer Banking Group Head of AmSouth and AmSouth Bank (August 1995 to date).

David B. Edmonds	51	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Human Resources Director of AmSouth and AmSouth Bank (October 1994 to date). Formerly, Executive Vice President (October 1994 to December 2002) of AmSouth and AmSouth Bank.

John M. Gaffney	50	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Commercial Banking Group Head of AmSouth and AmSouth Bank (May 2002 to date). Formerly, Executive Vice President (December 1998 to November 2002), and North Central Alabama Area Executive (January 2000 to April 2002) of AmSouth and AmSouth Bank.

O. B. Grayson Hall, Jr.	47	Senior Executive Vice President (December 2000 to date) and Lines of Business Operating Group Head (December 2004 to date) of AmSouth and AmSouth Bank. Formerly, Operations and Technology Group Head (January 1993 to December 2004) and Executive Vice President (June 1994 to December 2000) of AmSouth and AmSouth Bank.

Susan Martinez	50	Senior Executive Vice President and Florida Banking Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (November 2000 to January 2004), Area Executive for West Coast Florida (July 2002 to January 2004), Area Executive for Central Florida (November 2000 to June 2002), and Consumer Banking Area Sales Manager (February 1998 to November 2000) of AmSouth and AmSouth Bank.

W. Charles Mayer, III	50	Senior Executive Vice President of AmSouth and AmSouth Bank (October 1994 to date) and General Banking Group Head (December 2004 to date) of AmSouth and AmSouth Bank. Formerly, Alabama/South Louisiana Banking Group Head (October 1999 to December 2004), Commercial Banking Group Head (November 2000 to May 2002), Alabama/Tennessee/Georgia Banking Group Head (November 1997 to October 1999), and Alabama Banking Group Head (May 1995 to October 1999) of AmSouth and AmSouth Bank.

Beth E. Mooney	50	Senior Executive Vice President (June 2000 to date) and Chief Financial Officer (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Finance and Credit Group Head (February 2004 to December 2004) and Tennessee/North Louisiana Banking Group Head (June 2000 to February 2004) of AmSouth and AmSouth Bank. Formerly, President (June 1999 to June 2000) of Bank One Ohio, NA.

E. W. Stephenson, Jr.	58	Senior Executive Vice President of AmSouth and AmSouth Bank (July 1993 to date), and Tennessee Banking Group Head (February 2004 to date). Formerly Mississippi Banking Group Head (November 2000 to December 2004) and Tennessee/North Louisiana Banking Group Head (February 2004 to December 2004) and Florida Banking Group Head (July 1997 to February 2004) of AmSouth and AmSouth Bank.

Geoffrey A. von Kuhn	53	Senior Executive Vice President and Wealth Management Group Head (April 2001 to date) of AmSouth and AmSouth Bank. Formerly, Head of U.S. Private Bank for Citigroup (April 2000 to April 2001), and Senior Managing Director and Vice Chairman of Banc One Capital Markets (February 1998 to April 2000).

William C. Wells II	46	Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth and AmSouth Bank, December 2004 to date. Formerly Executive Vice President and Chief Risk Officer, SouthTrust Corporation (August 2002 to November 2004), and Senior Vice President of Loan Review, Compliance, Community Reinvestment, and Retail Risk Assessment, SouthTrust Corporation and SouthTrust Bank (1998 to August 2002).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AmSouth’s common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of, and cash dividends declared on, AmSouth common stock are set forth in Table 22 of Management’s Discussion and Analysis, which is incorporated herein by reference pursuant to Item 7 of this Form 10-K. As of February 22, 2005, there were 26,484 holders of record of AmSouth’s common stock (including participants in the Direct Stock Purchase and Dividend Reinvestment Plan).

Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2004, are set forth in Note 16 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth and the ability of AmSouth to pay dividends on its common stock is set forth in Part I under the headings “Supervision and Regulation—Payment of Dividends” and “Supervision and Regulation—Capital Adequacy and Related Matters.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2004	6,069	$25.13	-0-	22,635,233
November 1 - 30, 2004	22,403	26.38	-0-	22,635,233
December 1 - 31, 2004	7,992	25.88	-0-	22,635,233

Total	36,464	26.06	-0-	22,635,233

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended December 31, 2004. All of the shares purchased during the three months ended December 31, 2004, were related to employee compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

(Dollars in thousands except per share data)	2004	2003	2002	2001	2000
Earnings summary
Net interest income	$1,476,025	$1,414,635	$1,472,640	$1,366,722	$1,361,198
Provision for loan losses	127,750	173,700	213,550	187,100	227,600

Net interest income after provision for loan losses	1,348,275	1,240,935	1,259,090	1,179,622	1,133,598
Noninterest revenues	1,032,142	855,778	739,361	748,222	669,494
Noninterest expenses	1,456,938	1,205,577	1,126,622	1,157,232	1,348,530

Income before income taxes	923,479	891,136	871,829	770,612	454,562
Income taxes	299,981	265,015	262,682	234,266	125,435

Net income	$623,498	$626,121	$609,147	$536,346	$329,127

Earnings per common share	$1.77	$1.79	$1.70	$1.46	$0.86
Diluted earnings per common share	1.74	1.77	1.68	1.45	0.86
Cash dividends declared	0.97	0.93	0.89	0.85	0.81
Return on average assets	1.30%	1.47%	1.58%	1.40%	0.79%
Return on average equity	18.60	20.08	20.10	18.56	11.57
Operating efficiency*	57.12	52.08	49.78	53.12	64.42

Selected year end balances
Loans net of unearned income	$32,801,337	$29,339,364	$27,350,918	$25,124,493	$24,616,435
Assets	49,548,371	45,615,516	40,571,272	38,600,414	38,935,978
Deposits	34,232,779	30,440,353	27,315,624	26,167,017	26,623,304
Long-term debt	7,271,518	7,852,434	6,889,283	6,102,255	5,883,405
Shareholders’ equity	3,568,841	3,229,669	3,115,997	2,955,099	2,813,407

Selected average balances
Loans net of unearned income	$31,241,987	$28,511,159	$25,921,769	$24,763,798	$25,879,910
Assets	48,010,625	42,730,516	38,564,568	38,238,393	41,860,171
Deposits	32,014,976	28,582,616	25,943,534	25,916,181	27,323,133
Long-term debt	7,706,691	7,155,302	6,253,669	6,117,333	6,031,983
Shareholders’ equity	3,351,754	3,117,362	3,030,901	2,889,248	2,844,987

Selected ratios
Net interest margin*	3.47%	3.78%	4.37%	4.11%	3.71%
Allowance for loan losses to loans net of unearned income	1.12	1.31	1.40	1.45	1.55
Nonperforming assets to loans net of unearned income, foreclosed properties and repossessions	0.34	0.50	0.72	0.76	0.80
Ending equity to ending assets	7.20	7.08	7.68	7.66	7.23
Average equity to average assets	6.98	7.30	7.86	7.56	6.80

*	The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) basis. The computation of the FTE adjustment is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of AmSouth’s 2004 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm contained in AmSouth’s 2004 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed as of December 31, 2004 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of December 31, 2004.

There were no changes in AmSouth’s internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal controls over financial reporting.

Management’s Report, Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting contained in AmSouth’s 2004 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical and business experience information about the directors and director nominees of AmSouth included in AmSouth’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005 (the Proxy Statement) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below are hereby incorporated herein by reference. Information on AmSouth’s executive officers is included in Part I of this report.

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

AmSouth’s Code of Ethics for Senior Financial Officers is available at www.amsouth.com, as discussed in “Available Information” on page 6 herein. AmSouth intends to disclose any amendments or waivers with respect to its Code of Ethics for Senior Financial Officers on its website at www.amsouth.com.

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

The information set forth under the caption “Voting Securities and Principal Holders Thereof” in the Proxy Statement is hereby incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,878,515	$22.11	25,776,788	(3)
Equity compensation plans not approved by security holders (1)(2)	6,472,807	$17.13	365,819	(4)

Total	32,351,322	$21.09	26,142,607

(1)	This includes 5,860,073 options to purchase shares of AmSouth common stock granted under an incentive compensation plan assumed from First American Corporation in a merger with AmSouth. Shareholders of First American Corporation approved such plan, but pre-merger AmSouth shareholders did not approve this plan.
(2)	This does not include outstanding options to purchase 498,062 shares of AmSouth common stock granted to employees of predecessor organizations and assumed through various mergers and acquisitions. At December 31, 2004, these assumed options had a weighted average exercise price of $14.68 per share. The plans under which these options were granted are not available for future issuances of options to purchase shares of AmSouth common stock, and in the event that any such assumed option is not exercised, no further option to purchase shares of AmSouth common stock will be issued in place of such unexercised option.
(3)	This number of shares includes 911,348 shares reserved under the AmSouth Stock Option Plan for Outside Directors and 1,035,299 shares of common stock reserved under the AmSouth Employee Stock Purchase Plan.
(4)	This number of shares represents shares reserved under the AmSouth Deferred Compensation Plan for future issuance.

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

First American Corporation Broad-Based Employee Stock Option Plan; Pioneer Bancshares, Inc. 1994 Long-Term Incentive Plan; Heritage Federal Bancshares, Inc. 1992 Stock Option Plan; Deposit Guaranty Corporation Long Term Incentive Plans

AmSouth assumed the plans described in the caption above (the “Predecessor Employee Plans”) in connection with AmSouth’s merger with First American Corporation in October 1999. Generally, only employees of the pertinent predecessor corporations were eligible to receive awards under the Predecessor Employee Plans, although under some plans non-employee directors could be granted non-qualified stock options. At the time the outstanding options under the Predecessor Employee Plans were granted, the options were exercisable for common shares of the pertinent predecessor corporation. Following AmSouth’s merger with First American, these options became exercisable for shares of AmSouth’s common stock. The number of shares these options are exercisable for and the exercise prices were adjusted in accordance with the terms of the merger between AmSouth and First American. All of these outstanding options were granted prior to AmSouth’s merger with First American, and awards are no longer granted under the Predecessor Employee Plans. Under the Predecessor Employee Plans, the exercise price of options generally may not be less than the fair market value of the underlying stock at the time of grant, although some plans permitted non-qualified options to be granted at exercise prices below market value. Options granted under the Predecessor Employee Plans were in some instances made subject to vesting over time. Previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Predecessor Employee Plans. The Predecessor Employee Plans require that, in the event of a merger or other corporate reorganization affecting AmSouth, the holder of an option will be entitled to exercise such option, or, in some instances, to receive cash in the amount of the spread between the exercise price and fair market value.

AmSouth Bancorporation Deferred Compensation Plan

AmSouth has adopted the AmSouth Bancorporation Deferred Compensation Plan, which was amended and restated as of January 1, 2005. Members of management and highly compensated employees are eligible to participate. Under the Deferred Compensation Plan, a participant may elect to defer a portion (from 25% to 100%) of his or her annual bonus into Deferred Stock or other investments. The deferral election must specify a payment date, which may not be sooner than the third anniversary of the first day of the plan year to which the deferral relates. The cash amount of the bonus being deferred is exchanged for an equivalent number of “deemed” shares of AmSouth common stock based on the fair market value of such stock, or an equivalent number of “deemed’ shares of the investments available in the Thrift Plan. That number of shares of AmSouth common stock will be distributed to the participant on the selected payment date. The participant may elect to have such shares distributed in a lump sum or in installments, but must make such election in advance of the deferral. All amounts so deferred are fully vested and are not subject to forfeiture. In the event of stock splits, recapitalizations, reorganizations, or other similar transactions affecting AmSouth’s common stock, the Human Resources Committee can make such adjustments as it determines to be equitable. Effective January 1, 2005, the deferrals are deemed invested in accordance with the participant’s investment elections under the Thrift Plan. Amounts deferred after January 1, 2005 will be distributed in cash.

Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation

AmSouth has adopted the Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation. Directors of AmSouth are eligible to participate. Under this plan, a participant may elect to defer a portion of his or her retainer and meeting fees into Deferred Stock. Upon each such deferral, the cash amount of the payment being deferred is converted into an equivalent number of “deemed” shares of AmSouth common stock based on the fair market value of such stock. The director must elect whether to receive payment upon retirement or upon reaching a certain age, and whether to be paid in a lump sum or in specified annual installments. All amounts so deferred are fully vested and are not subject to forfeiture. In the event of stock splits, recapitalizations, reorganizations, or other similar transactions affecting AmSouth’s common stock, the Human Resources Committee can make such adjustments as it determines to be equitable.

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

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Financial Statement Schedules

Financial Statements

The following report of independent registered public accounting firm and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth’s 2004 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets-December 31, 2004 and 2003

Consolidated Statements of Earnings-Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity-Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows-Years ended December 31, 2004, 2003 and 2002

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

(b)    Exhibits

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ C. DOWD RITTER C. Dowd Ritter	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

By:	/s/ BETH E. MOONEY Beth E. Mooney	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

By:	/s/ ALTON E. YOTHER Alton E. Yother	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 15, 2005

By:	* Earnest W. Deavenport, Jr.	A Director	March 15, 2005

By:	* Martha R. Ingram	A Director	March 15, 2005

By:	* Ronald L. Kuehn, Jr.	A Director	March 15, 2005

By:	* James R. Malone	A Director	March 15, 2005

By:	* Charles D. McCrary	A Director	March 15, 2005

By:	* Claude B. Nielsen	A Director	March 15, 2005

By:	* Cleophus Thomas, Jr.	A Director	March 15, 2005

*	Carl L. Gorday, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ CARL L. GORDAY
Carl L. Gorday Attorney in Fact

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

Exhibits	Description

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	Bylaws of AmSouth Bancorporation (2)

4.1	Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (3)

4.2	Instruments defining the rights of security holders (4)

*10.1	AmSouth Bancorporation Executive Incentive Plan, as amended (5)

*10.2	AmSouth Bancorporation Relocation Policy for Executive Officers (6)

*10.3	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan (7)

*10.4	1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (8)

*10.5	Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)

*10.6	Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (10)

*10.7	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended (11)

*10.8	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation (12)

*10.9	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan (13)

*10.10	Employment Agreement for C. Dowd Ritter (14)

*10.11	Amendment to Employment Agreement for C. Dowd Ritter (15)

*10.12	Form of Change-in-Control Agreement for certain Executive Officers (16)

*10.13	AmSouth Bancorporation Deferred Compensation Plan

*10.14	Amended and Restated Stock Option Plan for Outside Directors (17)

*10.15	Life Insurance Agreement (18)

*10.16	Supplemental Long-Term Disability Plan (19)

*10.17	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (20)

*10.18	First American Corporation Directors’ Deferred Compensation Plan (21)

*10.19	Form of Performance Unit Grant Agreement (22)

*10.20	Form of Stock Option Grant Agreement (23)

13	AmSouth Bancorporation’s 2004 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K

Exhibits	Description

21	List of Subsidiaries of AmSouth Bancorporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(2)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(3)	Filed as Exhibit 4.1 to AmSouth’s Report on Form 8-K filed on December 18, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(4)	Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K and AmSouth hereby agrees to furnish a copy of such instruments to the SEC upon request.
(5)	Filed as Exhibit 10.1 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004, incorporated herein by reference
(6)	Filed as Exhibit 10-b to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(7)	Filed as Exhibit 10.1 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(8)	Filed as Exhibit 10 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(9)	Filed as Exhibit 10-k to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1- 7476, former File No. 0-6907)
(10)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004, incorporated herein by reference
(12)	Filed as Exhibit 10-q to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(13)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(14)	Filed as Exhibit 10-m to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(15)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004, incorporated herein by reference
(16)	Attached hereto as Exhibit 10.12 herewith. Agreements in this form have been entered into with the following Executive Officers: David B. Edmonds, John M. Gaffney, O.B. Grayson Hall, Jr., W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney, Geoffrey A. von Kuhn, Susan Martinez and William C. Wells, II
(17)	Filed as Exhibit 10.4 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(18)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)

(19)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(20)	Filed as part of First American’s Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(21)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002, incorporated herein by reference
(22)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed on February 11, 2005, incorporated herein by reference
(23)	Filed as Exhibit 10.2 to AmSouth’s Report on Form 8-K filed on February 11, 2005, incorporated herein by reference