Form 10-Q
period 2005-03-31
AMSOUTH BANCORPORATION
filed 2005-05-09
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 29, 2005, AmSouth Bancorporation had 352,965,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements

Statements made in this document which are not purely historical are forward-looking statements as defined in the “Private Securities Litigation Reform Act of 1995,” including any statements regarding descriptions of Management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance.

Forward-looking statements are based on current Management expectations and, by their nature, are subject to risks and uncertainties. A number of factors – many of which are beyond AmSouth’s control – could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the effects of previously disclosed regulatory settlements on AmSouth’s branch expansion plans; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; adverse changes in the financial performance and/or condition of AmSouth’s borrowers, which could impact the repayment of such borrowers’ outstanding loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing.

Other such factors are discussed in the Management’s Discussion and Analysis section of this report, including, but not limited to, the factors discussed in “Earnings Outlook” on page 22.

Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2005	December 31 2004	March 31 2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,110,764	$966,993	$1,074,116
Trading securities	33,185	1,883	552
Available-for-sale securities	6,378,267	6,322,665	6,371,254
Held-to-maturity securities (market value of $6,111,379, $6,199,451 and $6,206,159, respectively)	6,193,235	6,188,010	6,139,369
Loans held for sale	150,888	103,273	234,842
Loans	33,717,548	33,512,398	30,613,623
Less: Allowance for loan losses	366,836	366,774	382,450
Unearned income	692,111	711,061	719,900

Net loans	32,658,601	32,434,563	29,511,273
Other interest-earning assets	34,639	36,149	698,735
Premises and equipment, net	1,083,333	1,060,574	993,651
Cash surrender value— bank owned life insurance	1,122,447	1,111,934	1,077,426
Accrued interest receivable and other assets	1,246,099	1,322,327	1,313,750

	$50,011,458	$49,548,371	$47,414,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$7,500,430	$7,182,806	$6,544,028
Interest-bearing demand	7,071,159	7,115,545	6,737,060
Money market and savings deposits	9,871,634	8,810,972	7,887,543
Time	9,509,574	9,476,075	9,222,257
Foreign	875,723	1,647,381	1,153,804

Total deposits	34,828,520	34,232,779	31,544,692
Federal funds purchased and securities sold under agreements to repurchase	2,610,403	2,291,988	1,927,492
Other borrowed funds	203,639	429,098	325,169
Long-term Federal Home Loan Bank advances	3,918,255	4,371,745	5,783,600
Other long-term debt	3,344,018	2,899,773	2,286,091

Total deposits and interest-bearing liabilities	44,904,835	44,225,383	41,867,044
Accrued expenses and other liabilities	1,614,901	1,754,147	2,175,575

Total liabilities	46,519,736	45,979,530	44,042,619

Shareholders’ equity:
Preferred stock — no par value:
Authorized — 2,000,000 shares
Issued and outstanding — none	-0-	-0-	-0-
Common stock — par value $1 a share:
Authorized — 750,000,000 shares
Issued — 416,736,000, 416,748,000 and 416,769,000 shares, respectively	416,736	416,748	416,769
Additional paid-in capital	729,039	726,411	714,262
Retained earnings	3,580,202	3,492,873	3,295,748
Cost of common stock in treasury — 63,685,000, 60,438,000 and 63,865,000 shares, respectively	(1,073,672)	(986,510)	(1,054,734)
Deferred compensation on restricted stock	(16,230)	(12,947)	(14,551)
Accumulated other comprehensive (loss)/income	(144,353)	(67,734)	14,855

Total shareholders’ equity	3,491,722	3,568,841	3,372,349

	$50,011,458	$49,548,371	$47,414,968

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Loans	$431,375	$375,715
Available-for-sale securities	75,791	83,419
Held-to-maturity securities	72,096	62,593
Trading securities	159	72
Loans held for sale	1,498	2,627
Other interest-earning assets	255	210

Total interest income	581,174	524,636

INTEREST EXPENSE
Interest-bearing demand	16,345	7,346
Money market and savings deposits	29,368	9,315
Time deposits	65,279	62,048
Foreign deposits	6,803	2,589
Federal funds purchased and securities sold under agreements to repurchase	16,354	6,645
Other borrowed funds	1,928	1,981
Long-term Federal Home Loan Bank advances	40,199	60,469
Other long-term debt	25,150	14,746

Total interest expense	201,426	165,139

NET INTEREST INCOME	379,748	359,497
Provision for loan losses	20,600	28,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	359,148	331,397

NONINTEREST REVENUES
Service charges on deposit accounts	85,034	93,215
Trust income	30,353	28,880
Consumer investment services income	20,032	20,411
Interchange income	21,178	16,299
Bank owned life insurance policies	10,511	11,669
Mortgage income	3,986	7,512
Portfolio income	1,282	9,667
Other noninterest revenues	43,060	32,777

Total noninterest revenues	215,436	220,430

NONINTEREST EXPENSES
Salaries and employee benefits	178,655	173,706
Net occupancy	36,857	35,252
Equipment	31,086	30,544
Postage and office supplies	10,693	12,958
Marketing	9,771	11,746
Professional fees	7,489	8,330
Other noninterest expenses	44,966	49,738

Total noninterest expenses	319,517	322,274

INCOME BEFORE INCOME TAXES	255,067	229,553
Income taxes	76,422	69,454

NET INCOME	$178,645	$160,099

Average common shares outstanding — basic	354,299	351,196
Earnings per common share — basic	$.50	$.46
Average common shares outstanding — diluted	358,812	356,908
Earnings per common share — diluted	$.50	$.45

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(In thousands)
BALANCE AT JANUARY 1, 2004	351,891	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	-0-	160,099	-0-	-0-	-0-	160,099
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	42,431	42,431
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	12,684	12,684

Comprehensive income								215,214
Cash dividends declared ($0.24 per share)	-0-	-0-	-0-	(85,072)	-0-	-0-	-0-	(85,072)
Common stock transactions:
Purchase of common stock	(1,262)	-0-	-0-	-0-	(30,890)	-0-	-0-	(30,890)
Employee stock plans	2,136	(109)	(1,897)	(7,812)	49,904	(50)	-0-	40,036
Direct stock purchase and dividend reinvestment plan	139	-0-	496	-0-	2,896	-0-	-0-	3,392

BALANCE AT MARCH 31, 2004	352,904	$416,769	$714,262	$3,295,748	$(1,054,734)	$(14,551)	$14,855	$3,372,349

BALANCE AT JANUARY 1, 2005	356,310	$416,748	$726,411	$3,492,873	$(986,510)	$(12,947)	$(67,734)	$3,568,841
Comprehensive income:
Net income	-0-	-0-	-0-	178,645	-0-	-0-	-0-	178,645
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(72,852)	(72,852)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(3,767)	(3,767)

Comprehensive income								102,026
Cash dividends declared ($0.25 per share)	-0-	-0-	-0-	(89,109)	-0-	-0-	-0-	(89,109)
Common stock transactions:
Purchase of common stock	(4,997)	-0-	-0-	-0-	(126,115)	-0-	-0-	(126,115)
Employee stock plans	1,628	(12)	1,922	(2,207)	36,796	(3,283)	-0-	33,216
Direct stock purchase and dividend reinvestment plan	110	-0-	706	-0-	2,157	-0-	-0-	2,863

BALANCE AT MARCH 31, 2005	353,051	$416,736	$729,039	$3,580,202	$(1,073,672)	$(16,230)	$(144,353)	$3,491,722

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in notes to consolidated financial statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$178,645	$160,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,600	28,100
Depreciation and amortization of premises and equipment	29,515	26,206
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	6,238	9,338
Originations and purchases of loans held for sale	(240,281)	(374,126)
Proceeds from sales of loans held for sale	224,071	244,299
Net gains on sales of available-for-sale securities	(1,128)	(8,494)
Net gains on sales of loans held for sale and mortgage loans	(3,637)	(4,570)
Net gain on sales of home equity loans	(4,157)	(4,884)
Net gains on sales of student loans	(2,082)	(858)
Net (increase) decrease in trading securities	(31,304)	2,175
Net decrease (increase) in accrued interest receivable, bank-owned life insurance and other assets	26,563	(23,516)
Net (decrease) increase in accrued expenses and other liabilities	(33,650)	42,037
Provision for deferred income taxes	27,930	31,935
Amortization of intangible assets	696	1,163
Net gain on prepayment of Federal Home Loan Bank advances	(2,703)	-0-
Other operating activities, net	23,528	23,272

Net cash provided by operating activities	218,844	152,176

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	221,317	272,946
Proceeds from sales of available-for-sale securities	198,093	922,946
Purchases of available-for-sale securities	(645,013)	(318,920)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	274,960	383,232
Purchases of held-to-maturity securities	(292,037)	(1,290,855)
Net increase in federal funds sold and securities purchased under agreements to resell	-0-	(654,000)
Net decrease (increase) in other interest-earning assets	1,510	(4,517)
Net increase in loans, excluding guaranteed mortgage loan securitizations and sales of loans	(986,486)	(1,010,319)
Proceeds from sales of mortgage loans	251,153	154,844
Proceeds from sales of home equity loans	218,077	156,552
Proceeds from sales of student loans	210,538	91,557
Net purchases of premises and equipment	(52,274)	(55,165)

Net cash used in investing activities	(600,162)	(1,351,699)

FINANCING ACTIVITIES
Net increase in deposits	595,987	1,104,064
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	318,415	(98,761)
Net decrease in other borrowed funds	(225,459)	(18,033)
Proceeds from issuance of long-term Federal Home Loan Bank advances and other long-term debt	469,992	250,000
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(103,548)	(54,408)
Payments for prepayment of Federal Home Loan Bank advances	(347,297)	-0-
Cash dividends paid	(89,946)	(84,584)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	33,060	42,265
Purchase of common stock	(126,115)	(30,890)

Net cash provided by financing activities	525,089	1,109,653

Increase (Decrease) in cash and cash equivalents	143,771	(89,870)
Cash and cash equivalents at beginning of period	966,993	1,163,986

Cash and cash equivalents at end of period	$1,110,764	$1,074,116

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2005 and 2004

Note 1 – Basis of Presentation – The consolidated financial statements conform to accounting principles generally accepted in the United States. The accompanying interim financial statements are unaudited; however, in the opinion of Management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior periods financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2004 annual report on Form 10-K. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and its subsidiaries (all of which are wholly owned) and certain variable interest entities. All significant intercompany balances and transactions have been eliminated.

Note 2 – Recent Accounting Developments – In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Share-based payment transactions include transactions in which the entity issues stock, share options or other equity instruments in exchange for goods or services. A fair value-based measurement model requires the fair value of share-based payments issued to nonemployees to be recorded at the fair value of the goods or services received. For payments to employees, Statement 123R requires that share-based payments be recorded at their fair value and be classified as either a liability or equity. Entities are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and grant date share price. Payments classified as liabilities are required to be remeasured at the end of each reporting period. The fair value of awards classified as equity is required to be recognized over the requisite service period or the period during which the employee is expected to provide service to earn the award. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Statement 123R will become effective for AmSouth in annual reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. AmSouth expects to record quarterly compensation expense of approximately $0.02 per share as a result of the adoption of Statement 123R and has not yet determined the transition method. During full implementation, AmSouth will be performing additional analyses to validate the various factors used in the valuation model as a result of the enhanced requirements of Statement 123R.

In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 addresses the interaction between Statement 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Also, the United States House of Representatives has passed the “Stock Option Accounting Reform Act” (the “Bill”) that requires public companies to expense only the stock options granted to certain highly compensated individuals. The Bill is currently before the United States Senate. AmSouth will continue to monitor the outcome of the Bill and its potential impact to its consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 had no material impact on AmSouth’s consolidated financial condition or results of operations.

Note 3 – Cash Flows – The following table summarizes supplemental cash flow information for the three months ended March 31:

(In thousands)	2005	2004
Cash paid (received) during the period for:
Interest	$191,845	$157,409
Income taxes	59,153	(9,065)
Transfers from loans to foreclosed properties	13,249	10,819
Transfers from foreclosed properties to loans	44	300

Note 4 – Stock-Based Compensation – AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, and performance units. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. Options granted generally vest between one and three years from the date of grant, with substantially all of the 2005 and 2004 option grants vesting ratably over three years. All of the options granted during the first three months of 2005 and 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). AmSouth has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is currently reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense related to restricted stock is reflected in the table below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

AmSouth’s pro forma information for the three months ended March 31 follows:

(In thousands, except per share data)	2005	2004
Net income:
As reported	$178,645	$160,099
Add: Stock-based compensation expense included in reported net income, net of tax	543	198
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,924)	(7,694)

Pro forma	$172,264	$152,603

Earnings per common share:
As reported	$.50	$.46
Pro forma	.49	.43
Diluted earnings per common share:
As reported	$.50	$.45
Pro forma	.48	.43

This pro-forma information includes expenses related to all stock options granted during the first quarter of 2005 and 2004, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ vesting period to determine the pro-forma expense for the periods.

The following table details the weighted-average assumptions used and estimated fair value for the three months ended March 31:

	2005		2004
Risk-free interest rate	3.59%		3.88%
Dividend yield	3.96		3.98
Volatility factor	21.70		30.90
Weighted-average expected life	4.2	yrs	7.0	yrs
Estimated fair value	$3.60		$5.70

Note 5 – Pension – Net periodic benefit cost includes the following components for the three months ended March 31:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$6,700	$5,349	$258	$218
Interest cost	11,570	10,511	570	601
Expected return on plan assets	(16,463)	(16,198)	(51)	(54)
Amortization of prior service cost/(credit)	36	(3)	(218)	(218)
Amortization of transitional obligation	48	49	11	11
Recognized actuarial loss	6,764	4,054	245	304

Net periodic benefit cost	$8,655	$3,762	$815	$862

AmSouth does not expect to make any contributions to its retirement plans or other postretirement plans in 2005.

On December 8, 2003, the President signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The assumptions and measures contained in this note relating to the postretirement benefit plans do not reflect any amount associated with the subsidy because AmSouth has not yet concluded whether the benefits provided by the plans are actuarially equivalent to Medicare Part D under the Act.

Note 6 – Contingencies – Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. It may take a number of years to finally resolve some of these actions because of their complexity as well as other reasons. Additionally, AmSouth and certain of its subsidiaries, which are regulated by one or more federal and state authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies resulting from these examinations, reviews and investigations. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, Management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

AmSouth’s federal and state income tax returns are subject to review and examination by government authorities. In the normal course of these examinations, AmSouth is subject to challenges from federal and state authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. AmSouth is currently under examination by a number of the states in which it does business. AmSouth is also under examination by the Internal Revenue Service (IRS) for the years ended December 31, 2000 through December 31, 2002. AmSouth is currently at IRS appeals on the issues raised in the IRS examination for the years ended December 31, 1998, September 30, 1999 and December 31, 1999. In connection with this examination, the IRS issued Notices of Proposed Adjustments with respect to AmSouth’s tax treatment of certain leveraged lease transactions that were entered into during the years under examination. Management believes that AmSouth’s treatment of these leveraged lease transactions was in compliance with existing tax laws and regulations and intends to vigorously defend its position. Management does not expect that resolution of the state or IRS audit issues will have a material impact on AmSouth’s financial position or operating results.

Note 7 – Earnings Per Common Share – The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
(In thousands except per share data)	2005	2004
Basic earnings per common share computation:
Numerator:
Net income	$178,645	$160,099
Denominator:
Average common shares outstanding	353,714	351,196
Shares issuable under deferred compensation arrangements	585	-0-

Average common shares outstanding – basic	354,299	351,196

Basic earnings per common share	$.50	$.46
Diluted earnings per common share computaton:
Numerator:
Net income	$178,645	$160,099
Denominator:
Average common shares outstanding	353,714	351,196
Shares issuable under deferred compensation arrangements	585	-0-
Dilutive effect of options issued	4,513	5,712

Average common shares outstanding – diluted	358,812	356,908

Diluted earnings per common share	$.50	$.45

Note 8 – Comprehensive Income – Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period and the change in the effective portion of cash flow hedges marked to market. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended March 31
	2005			2004
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$255,067	$(76,422)	$178,645	$229,553	$(69,454)	$160,099

Other comprehensive income:

Unrealized holding gains and losses on available-for-sale securities arising during the period	(116,105)	43,957	(72,148)	76,315	(28,584)	47,731

Less: reclassification adjustment for net securities gains realized in net income	1,128	(424)	704	8,494	(3,194)	5,300

Net change in unrealized gains and losses on available-for-sale securities	(117,233)	44,381	(72,852)	67,821	(25,390)	42,431

Unrealized holding gains and losses on derivatives arising during the period	(6,552)	2,313	(4,239)	24,307	(8,632)	15,675

Less: reclassification adjustment for (losses) gains realized in net income	(756)	284	(472)	4,793	(1,802)	2,991

Net change in unrealized gains and losses on derivative instruments	(5,796)	2,029	(3,767)	19,514	(6,830)	12,684

Comprehensive income	$132,038	$(30,012)	$102,026	$316,888	$(101,674)	$215,214

Note 9 – Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the three month periods ended March 31, 2005 and 2004, AmSouth repurchased 5.0 million and 1.3 million shares, respectively, primarily under this authorization at a cost of $126.1 million and $30.9 million, respectively. Cash dividends of $.25 per common share were declared in the first quarter of 2005.

Note 10 – Business Segment Information – AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three months ended March 31:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
2005
Net interest income before internal funding	$198,268	$133,738	$$47,872	$(130)	$379,748
Internal funding	71,659	(26,380)	(258)	(45,021)	-0-

Net interest income/(expense)	269,927	107,358	47,614	(45,151)	379,748
Noninterest revenues	113,809	34,325	51,682	15,620	215,436

Total revenues	383,736	141,683	99,296	(29,531)	595,184
Provision for loan losses	15,316	2,650	414	2,220	20,600
Noninterest expenses	192,165	47,499	54,989	24,864	319,517

Income/(Loss) before income taxes	176,255	91,534	43,893	(56,615)	255,067
Income taxes/(benefits)	66,272	34,417	16,504	(40,771)	76,422

Segment net income/(loss)	$109,983	$57,117	$27,389	$(15,844)	$178,645

Revenues from external customers	$312,077	$168,063	$46,954	$68,090	$595,184
Ending assets	21,357,001	13,903,563	5,644,063	9,106,831	50,011,458
Average assets	21,937,008	13,854,037	5,555,119	8,949,946	50,296,110
Average loans	20,439,607	12,764,624	5,529,223	(5,524,905)	33,208,549
Average deposits	24,478,592	8,415,734	4,100,790	(2,282,515)	34,712,601

2004
Net interest income before internal funding	$192,661	$111,637	$$39,191	$16,008	$359,497
Internal funding	78,793	(8,197)	(969)	(69,627)	-0-

Net interest income/(expense)	271,454	103,440	38,222	(53,619)	359,497
Noninterest revenues	117,228	37,433	50,649	15,120	220,430

Total revenues	388,682	140,873	88,871	(38,499)	579,927
Provision for loan losses	26,568	(290)	308	1,514	28,100
Noninterest expenses	193,730	47,789	54,223	26,532	322,274

Income/(Loss) before income taxes	168,384	93,374	34,340	(66,545)	229,553
Income taxes/(benefits)	63,312	35,109	12,912	(41,879)	69,454

Segment net income/(loss)	$105,072	$58,265	$21,428	$(24,666)	$160,099

Revenues from external customers	$309,889	$149,070	$48,124	$72,844	$579,927
Ending assets	19,919,626	12,125,646	4,249,677	11,120,019	47,414,968
Average assets	20,191,360	11,913,365	4,131,541	9,716,827	45,953,093
Average loans	18,823,416	10,872,219	4,107,071	(4,096,963)	29,705,743
Average deposits	22,814,625	6,790,143	3,430,473	(2,550,791)	30,484,450

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated balance sheets of AmSouth Bancorporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings for the three-month periods ended March 31, 2005 and 2004, the consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmSouth Bancorporation and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Birmingham, Alabama

May 3, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis is part of AmSouth Bancorporation’s (AmSouth) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (SEC) and updates AmSouth’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed with the SEC. This information should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

AmSouth is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $50 billion in assets, more than 685 branch banking offices and over 1,240 ATMs. AmSouth operates in Alabama, Florida, Tennessee, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast and has three principal business segments. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial lending. Wealth Management is comprised of trust, institutional, retirement, private client services and broker-dealer services. This area includes traditional trust services as well as a substantial selection of investment management services. AmSouth also offers a complete line of banking products and services at its web site, www.amsouth.com.

The preparation of AmSouth’s financial statements requires Management to make subjective and sometimes complex judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimate can have on the reported financial results include the accounting for the allowance for loan losses, pensions, derivatives and hedging activities, and income taxes. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2004 Form 10-K. There were no significant changes in these accounting policies during the first three months of 2005.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 3 for additional information regarding forward-looking statements.

First Quarter Overview

AmSouth reported net income of $179 million for the quarter, an increase of 11.6 percent over the same period in 2004. Diluted earnings per share for the first quarter of 2005 was $0.50, an increase of 11.1 percent over the $.45 per share for the same period of 2004. For the three months ended March 31, 2005 and 2004, AmSouth’s return on average assets was 1.44 percent and 1.40 percent, respectively. Return on average equity was 20.48 percent for the first three months of 2005 compared to 19.76 percent for the same quarter of 2004. The results during the first quarter of 2005 were driven by strong growth in low-cost deposits, solid loan growth, a stable net interest margin, excellent credit quality and disciplined expense management.

Average low-cost deposit balances during the first quarter of 2005 increased $3.6 billion from the first quarter of 2004. Loan balances on average for this period increased $3.5 billion, with growth primarily in commercial, residential and home equity lending. These factors resulted in an increase in net interest income of $20.3 million or 5.6 percent during the first quarter of 2005 compared to the same period in 2004.

Credit quality and expense control also contributed to earnings growth during the first quarter of 2005. Net charge-offs for the first quarter of 2005 declined $9 million, or 15 basis points, from the first quarter of 2004, and were at their lowest level since 1996. Noninterest expenses during the first quarter of 2005 declined 0.9 percent compared to the same period last year.

Statement of Condition

Total assets at March 31, 2005 were $50.0 billion, up 0.9 percent from $49.5 billion at December 31, 2004. This $463 million increase in total assets was primarily the result of increases in AmSouth’s loan portfolio. Loans net of unearned income at March 31, 2005 increased $224 million compared to year-end. This increase was attributable to $520 million of growth in commercial and commercial real estate loans, offset by a $296 million decline in consumer loans. Also contributing to total asset growth, cash and due from banks at March 31, 2005 increased $144 million compared to December 31, 2004.

The increase in commercial loans was broad-based across most categories led by growth in commercial and industrial lending, real estate construction, and commercial real estate mortgages. These increases were driven by new business generation reflecting the benefits of sales calling efforts and continued growth and strength in the economy as a whole. The decrease in consumer loans resulted primarily from the sale of approximately $215 million of fixed-rate home equity loans and approximately $207 million of student loans during the first quarter of 2005.

On the liability side of the balance sheet, total deposits at March 31, 2005 increased by $596 million compared to December 31, 2004. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.3 billion. The growth in low-cost deposits was impacted by sales and advertising campaigns targeted to deposit products as well as incentive programs related to deposit growth. In particular, money market deposits increased $1.0 billion during the quarter, due to the continued success of a new product offering that was introduced in the latter part of 2004. Offsetting the increase in low-cost deposits was a $738 million decrease in other time deposits, primarily foreign deposits.

Long-term Federal Home Loan Bank (FHLB) advances decreased $453 million from December 31, 2004 to March 31, 2005. A large part of this decrease related to the prepayment of $350 million of FHLB advances that were subject to being called in the near term. Also, other long-term debt increased $444 million as a result of AmSouth Bank’s issuance of $350 million in subordinated debt and $120 million of long-term securities sold under agreements to repurchase during March 2005.

During the first quarter of 2005, AmSouth repurchased approximately 5.0 million shares of its common stock under its current authorization. The amount of shares repurchased represents those shares expected to become outstanding during the year under various stock-based employee benefit plans, and was done to prevent any earnings dilution related to those shares.

Net Interest Income and Margin

Net interest income on a fully taxable equivalent basis for the first quarter of 2005 was $390.6 million, up $20.5 million, or 5.5 percent compared to the same quarter last year. The increase in net interest income reflected strong loan growth, which was funded by strong low-cost deposit growth. Average loans net of unearned income for the three month period ended March 31, 2005 were $33.2 billion, an increase of $3.5 billion from the same period in 2004. The increase was driven by commercial lending, residential mortgage production and equity lending. Low-cost deposits on average were $23.7 billion for the quarter ended March 31, 2005, an increase of $3.6 billion from the same period in 2004.

The net interest margin was 3.45 percent for the first quarter of 2005, down 11 basis points from 3.56 percent for the same quarter in 2004. The decline in the net interest margin can be largely attributed to a decline in net interest spread, which was a result of lower earning asset yields at least partially attributable to the mix of new businesses. Even though the Federal Reserve has been raising short-term interest rates over the past nine months, the impact on long-term earning asset yields has not been as significant. However, the net interest margin has been relatively stable for the past four quarters, reflecting efforts to structure the balance sheet and loan and deposit pricing decisions to neutralize the impact that changes in market interest rates might have on earnings. AmSouth remains essentially neutral in terms of interest rate risk, which is discussed in the next section of this report.

Asset and Liability Management

AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist Management in minimizing the income impact of changes in the level and direction of interest rates on net interest income. This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to achieve net interest income performance goals while minimizing the potential variation of net interest income under different interest rate scenarios.

AmSouth regularly evaluates net interest income under various balance sheet and interest rate scenarios, using an income simulation model as its principal risk management tool. Management evaluates “base” net interest income under what is believed to be the most likely twelve-month asset/liability mix, growth scenario and interest rate environment. This base case is then evaluated against various interest rate scenarios. Assumptions for asset prepayment levels, yield curves and asset and liability replacement rates are adjusted to be consistent with each interest rate scenario. “Worst case” scenarios are also tested to better understand the full range of net interest income exposure.

Key assumptions in the model include the magnitude and timing of Federal Reserve rate changes and the associated impact on the change in financial market rates across the maturity spectrum; prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit balances and rate sensitivities; customer preferences; and Management’s financial and capital plans. These assumptions are inherently uncertain and as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. However, the model can indicate the likely direction of change. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, customer behavior and Management’s strategies, among other factors.

Currently, AmSouth is essentially neutral, meaning that parallel shifts in the yield curve do not have a significant impact on net interest income over a twelve-month forecast horizon. The table below illustrates the impact of a gradual 100 basis point increase or decrease from the then-current rates on net interest income. This modeling assumes a simultaneous proportional shift in market rates.

Interest Rate Sensitivity

(Dollars in millions)

	March 31				Policy Limit
	2005		2004
	% Change	$ Change	% Change	$ Change
+100bp	0.30%	$4.7	0.50%	$6.8	+/- 2.5%
-100bp	(1.08%)	($17.1)	(1.60%)	($24.4)	+/- 2.5%

The changes shown indicate a level of interest rate risk that is well within AmSouth’s policy guidelines. Current policy states that net interest income should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs a multitude of additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve shape can also affect net interest income even if Federal Reserve-set short term rates remain unchanged. Net interest income at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. For example, if long term rates were to fall faster than short term rates, thereby causing a flattening in the slope of the yield curve, this would negatively affect net interest income as mortgage-related and other fixed rate loans and securities, which are priced based on long term rates, would most likely be prepaid while the proceeds from such prepayments could likely not be reinvested at comparable rates.

Thus far, AmSouth has been successful in managing the timing and magnitude of loan and deposit pricing as market and Federal Reserve-set interest rates change and does not expect further moderate Federal Reserve rate increases to adversely impact near-term net interest income.

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At March 31, 2005, AmSouth had interest rate swaps in the notional amount of approximately $3.5 billion, of which $2.3 billion were “receive fixed/pay floating” rate swaps and $1.2 billion were “pay fixed/receive floating.” AmSouth began entering into “pay fixed/receive floating” rate swaps during the fourth quarter of 2003 in anticipation of a rising interest rate cycle. Consistent with AmSouth’s overall asset/liability management process, “pay fixed/receive floating” rate swaps and additional long-term funding were put in place to achieve the desired interest rate risk profile. Of these swaps, $1.3 billion of notional value was used to hedge the cash flows of variable-rate commercial loans, $200 million was used to hedge the cash flows associated with variable rate bank notes, $1 billion was used to hedge the anticipated reissuance of Federal funds purchased, $900 million of notional value was used to hedge the fair value of corporate and bank debt, and $33 million was used to hedge the fair value of a fixed-rate certificate of deposit. During the remainder of 2005, $450 million of notional value in interest rate swaps are scheduled to mature.

During 2004, AmSouth entered into forward-starting interest rate swap agreements as an accounting hedge against the future interest payments on the forecasted issuance of ten-year subordinated debt. The hedge was based on the expectation that the debt would be issued on March 2, 2005. When it became apparent that the debt issuance would not occur on that date, hedge accounting was discontinued. The swap agreements were then marked-to-market from that date until the settlement of the swaps at the time of the debt issuance later in March 2005, resulting in a gain of $3.7 million. The effective portion of this hedging relationship is included in other comprehensive income and is being amortized into earnings over the term of the fixed-rate debt.

While not significant to the consolidated financial statements, AmSouth also utilizes forward contracts to protect against changes in interest rates and prices of its mortgage loans held for sale and mortgage pipeline designated for future sale, also referred to as interest rate lock commitments. A portion of these forward contracts is designated as fair value hedges of mortgage loans held for sale. The remaining forward contracts are not designated as hedging instruments but do provide some economic hedging of the mortgage pipeline.

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At March 31, 2005, AmSouth had $28.8 million of assets and $28.6 million of liabilities associated with $2.3 billion notional amount of interest rate contracts with corporate customers and $2.3 billion notional amount of offsetting interest rate contracts with other financial institutions to mitigate AmSouth’s rate exposure on its corporate customers’ contracts.

Credit Quality

The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Actual losses can vary from Management’s estimates. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. In determining the appropriate level for the allowance, Management ensures that the overall allowance appropriately reflects the current macroeconomic conditions, industry exposure, and a margin for the imprecision inherent in the estimates of expected credit losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by Senior Management and reviewed by the Risk Committee of the Board of Directors.

At March 31, 2005, the allowance for loan losses was $366.8 million, or 1.11 percent of loans net of unearned income, compared to $366.8 million, or 1.12 percent, at December 31, 2004 and $382.5 million, or 1.28 percent, at March 31, 2004. This reduction in the amount of allowance from March 31, 2004 to March 31, 2005 reflects the benefits of stricter underwriting standards on the consumer portfolios implemented several years ago, the sale of the credit card portfolio, a shift in the mix of the portfolio to products/customers that have lower credit risk characteristics, and improved general economic conditions. Although charge-offs are lower, the level of allowance is relatively flat from December 31, 2004 to March 31, 2005. There were a number of emerging risks in the economic environment toward the end of 2004 that can adversely impact credit quality. Included in those risks were higher and more volatile energy prices, increases in short-term interest rates, and higher commodity prices. The ending balance at March 31, 2005 reflects a reduction in the allowance of $1.5 million related to the sale of $215 million in equity loans during March 2005. Table 4 presents a five-quarter analysis of the allowance for loan losses.

Net charge-offs for the quarter ended March 31, 2005, were $19.1 million, or 0.23 percent of average loans, on an annualized basis, a decrease of $8.9 million from the $28.0 million, or 0.38 percent of average loans, reported in the same period a year earlier. For the first quarter of 2005, net charge-offs were at their lowest level since 1996. The decrease in net charge-offs was the result of a decrease in consumer net charge-offs, somewhat offset by an increase in commercial and commercial real estate net charge-offs.

In the first quarter of 2005, consumer net charge-offs decreased $11.4 million compared to the same period a year earlier, and this decrease occurred in most categories of consumer loans. Net charge-offs in the dealer indirect portfolio were $3.3 million for the first quarter of 2005, a decrease of $2.9 million from the corresponding period in 2004. The decrease in dealer indirect net charge-offs reflected higher-quality underwriting coupled with the runoff of older higher-risk vintages, as well as strengthening used car auction prices and enhanced collection procedures.

Net charge-offs in the equity loans and lines portfolio were $3.8 million for the first quarter of 2005, a decrease of $3.3 million from the corresponding period in 2004. The decrease in equity loan and line net charge-offs reflected higher quality underwriting, enhanced collection procedures, and runoff of older higher-risk vintages. In addition, beginning in late 2003, AmSouth began purchasing insurance to protect against the credit risk for certain originated equity loans and lines with loan-to-value ratios up to 100 percent. The insurance policy provides for the sale of the loan or line, at par, to the insurance company when the loan or line becomes 120 days delinquent. AmSouth’s policy is to charge down equity loans and lines to net realizable value when they become 180 days delinquent. Therefore, there are no material losses on these loans and lines expected in the future. The insurance premiums are paid monthly based on a percentage of the outstanding balances of the funded loans and lines. As of March 31, 2005, approximately $391.2 million of loans and lines were insured. Included in noninterest expense for the three months ended March 31, 2005 is approximately $700 thousand in insurance premiums. Given the volume and premium levels to date, the impact on the provision and the allowance for loan losses has not been material. The reduced risk exposure is considered in the calculation of the allowance for loan losses.

Finally, net charge-offs for the revolving credit portfolio were down $4.4 million in the first quarter of 2005 when compared to the same period in 2004. This decrease reflects the sale of AmSouth’s $550 million credit card portfolio during the fourth quarter of 2004.

During the first three months of 2005, commercial and commercial real estate net charge-offs increased $2.5 million compared to the same period a year earlier. The increase in commercial and commercial real estate net charge-offs primarily reflected a return to more normal recovery levels during the first quarter of 2005 compared to the first quarter of 2004.

The provision for loan losses for the first three months of 2005 was $20.6 million, which was $1.5 million higher than net charge-offs during the same period. This is compared to a provision for loan losses of $28.1 million for the corresponding year-earlier period. The decrease in the provision for loan losses is primarily due to the decrease in net charge-offs, which were $9 million lower in the current quarter. Lower charge-offs are consistent with the positive current economy, a shift in the mix of the loan portfolio to include a larger proportion of consumer loans secured by real estate, and the sale of the credit card portfolio in the fourth quarter of 2004.

At March 31, 2005, nonperforming assets increased $2.1 million compared to year-end 2004 due to the combined results of a $1.2 million decline in nonaccrual loans, a $3.6 million increase in foreclosed properties and a $0.3 million decline in repossessions. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 11 basis points to 0.34 percent compared to 0.45 percent at March 31, 2004, reflecting a $23.2 million decrease in nonperforming assets. The coverage ratio of the allowance for loan losses to nonperforming loans was 420 percent at March 31, 2005, an increase of 48 percentage points from the March 31, 2004 ratio. Table 5 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans reflects a $4.6 million decrease from December 31, 2004, in nonaccrual consumer loans, offset by a $3.3 million increase in nonaccrual commercial and commercial real estate loans. The decrease in nonaccruing consumer loans is reflective of improved portfolio quality. The increase in nonaccrual commercial and commercial real estate loans reflects portfolio growth. AmSouth had no nonperforming assets considered troubled debt restructured loans at March 31, 2005 and 2004. The increase in foreclosed properties was primarily the result of one commercial real estate property that is expected to be sold in the second quarter of 2005.

Included in nonperforming assets at March 31, 2005 and 2004, was $39.8 million and $45.0 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At March 31, 2005 and 2004, there was $8.0 million and $14.0 million, respectively, in the allowance for loan losses specifically allocated to $28.4 million and $26.4 million, respectively, of impaired loans. No specific reserves were required for $11.4 million and $18.6 million of impaired loans at March 31, 2005 and 2004, respectively. The average balance in impaired loans for the three months ended March 31, 2005 and 2004 was $41.2 million and $49.6 million, respectively. AmSouth recorded no material interest income on its impaired loans during the three months ended March 31, 2005. At March 31, 2005 and 2004, AmSouth had approximately $18.0 million and $23.3 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which Management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $23.3 million in 2004, only $3.6 million remained categorized as potential problem loans at March 31, 2005. The remaining balances either migrated to nonperforming status or were no longer considered potential problem loans at March 31, 2005. The lower level of potential problem loans at March 31, 2005, is reflective of an overall improvement in commercial asset quality between years.

Noninterest Revenues

Noninterest revenues were $215.4 million during the first quarter of 2005, representing a 2.3 percent decrease from the corresponding period in 2004. The changes in noninterest revenues were driven by various categories and factors discussed below.

Service charge revenues for the three months ended March 31, 2005 decreased $8.2 million or 8.8 percent compared to the corresponding period in 2004. The decrease in service charges reflects the overall increase in commercial deposit balances experienced in the first quarter of 2005. These higher balances, which also have a higher earnings credit rate credited against fees, are being used to pay for services in lieu of hard dollar charges. In addition, the decrease in commercial service charges reflects a shift in the mix of transactions being processed. Electronic transactions, which carry lower processing fees, are becoming a larger percentage of all transactions processed. These trends in commercial service charges are expected to continue throughout 2005.

The increase in trust income of $1.5 million or 5.1 percent for the three months ended March 31, 2005 compared to the corresponding period in 2004 reflected an impact from sales and market conditions.

The increase in interchange income for the first quarter of 2005 was $4.9 million or 29.9 percent compared to the same period in 2004. This increase was primarily due to increases in the volume of CheckCards outstanding, increases in transaction volumes and fee adjustments. AmSouth now has 1.7 million CheckCards and more than 1,240 ATMs generating interchange fees.

In addition, there were decreases in mortgage income, portfolio income and income from bank owned life insurance during the first quarter of 2005 compared to the same period in 2004. The decrease in mortgage income was primarily due to lower gains on the sales of mortgage loans and servicing, as more of the recent production was in adjustable rate mortgages which were retained on the balance sheet. The decline in portfolio income was due to lower gains on sales of securities in 2005 compared to 2004, reflecting changes in market rates. The decrease in bank owned life insurance income was primarily the result of lower rates and benefit payments during 2005 compared to 2004.

For the first quarter of 2005, other noninterest revenues increased $10.3 million compared to the same period in 2004. The increase in other noninterest revenues in the first quarter of 2005 versus the first quarter of 2004 reflects the impact of several items, which all occurred during the first quarter of 2005. A $4.2 million gain was realized on the sale of approximately $215 million of fixed-rate home equity loans. AmSouth also recognized a $2.1 million gain from the sale of approximately $207 million of student loans. AmSouth sells student loans periodically whenever there is sufficient volume. AmSouth also recognized a $2.7 million gain from the prepayment of $350 million of FHLB advances that were subject to being called within the year. In addition, AmSouth recognized $3.7 million in derivative income related to market valuation adjustments after the termination of a hedge. Finally, a $3.0 million gain was realized from the sale of a small equity interest in an ATM network.

Noninterest Expenses

Noninterest expenses for the first quarter of 2005 decreased $2.8 million or 0.9 percent compared to the same period in 2004. The decrease in noninterest expenses was primarily related to decreases in postage and office supplies expense, marketing expense, and other expenses, which were partially offset by slightly higher salaries and employee benefits and net occupancy expense.

The increase in salaries and employee benefits reflects higher production-based incentives and pension costs. The year over year decrease in marketing expense included higher costs to support initiatives to attract new business and various other marketing campaigns during 2004. The decrease in postage and supplies is due to increased management focus in gaining operating efficiencies.

Liquidity and Off-Balance Sheet Arrangements

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset and Liability Committee, which consists of members of AmSouth’s Senior Management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares AmSouth’s liquidity position to established corporate liquidity policies on a monthly basis. At March 31, 2005, AmSouth was within all of the Company’s established liquidity policies.

For AmSouth Bank, the primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and investments as well as the ability to securitize, pledge or sell certain loans and investments. Liquidity on the liability side is generated primarily through growth in low-cost deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources.

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow AmSouth to utilize its asset capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At March 31, 2005, the outstanding balance of commercial loans sold to conduits was $564 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages to third-party conduits. The remaining outstanding balances associated with these transactions were $544 million at March 31, 2005. These balances decreased from $1.2 billion in outstanding loan balances in both conduits at December 31, 2004. While the conduit transactions have been a source of funding, these off-balance sheet arrangements have the potential to require AmSouth to provide funding to the conduits in the event of a liquidity shortage. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At March 31, 2005, AmSouth had $77.2 million of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in other liabilities on the consolidated balance sheets.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth (as the provider of the credit support), which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At March 31, 2005, AmSouth had liquidity lines of credit supporting these transactions of $1.1 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that sufficient sources of liquidity are available to meet demand. AmSouth also reviews the impact of drawdowns of these liquidity lines on its regulatory capital requirements. As of March 31, 2005, this analysis showed that AmSouth would retain a well-capitalized position even if the liquidity lines were completely drawn.

Capital Adequacy

At March 31, 2005, shareholders’ equity totaled $3.5 billion or 6.98 percent of total assets while average equity as a percentage of average assets for the three month period ended March 31, 2005 was 7.04 percent.

Since December 31, 2004, shareholders’ equity decreased $77.1 million primarily as a result of the dividends declared of $89.1 million and the purchase of 5.0 million shares of AmSouth common stock for $126.1 million during the first three months of 2005. The decrease in shareholders’ equity was partially offset by net income for the first three months of 2005 of $178.6 million. The increase in shareholders’ equity from net income was also partially offset by a decrease of $72.9 million associated with a lower valuation of the AFS portfolio and by a decrease of $3.8 million associated with the effective portion of cash flow hedges. The remaining increase was attributable to employee stock plans, direct stock purchases and dividend reinvestment.

Table 8 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2005 and 2004. At March 31, 2005, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2005.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $2.00 to $2.06 for the full year. This forecast generally assumes an improving economy, moderately rising interest rate environment and flat equity markets, as well as these factors:

•	Higher net interest income reflecting a relatively stable net interest margin, solid balance sheet growth with commercial loan growth continuing at current levels, improving loan demand in consumer categories coupled with continued strong low-cost deposit growth;

•	Stable credit quality metrics;

•	Total noninterest revenues, including categories such as service charges, trust and investment services should experience steady growth for the remainder of the year; and

•	Modest noninterest expense growth in the mid-single digits, calculated from a noninterest base expense level primarily excluding the pre-tax $129.6 million FHLB prepayment cost and the pre-tax $54.0 million settlement charge recorded during 2004.

Failure of any of these expectations to be met could affect the realization of earnings per share in the expected range. See the discussion of “Forward-Looking Statements” on page 2 for a discussion of other factors that could affect AmSouth’s earnings outlook.

Table 1 - Financial Summary

	March 31		% Change
	2005	2004
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$33,025,437	$29,893,723	10.5%
Interest-earning assets*	45,930,052	43,253,884	6.2
Total assets	50,011,458	47,414,968	5.5
Total deposits	34,828,520	31,544,692	10.4
Shareholders’ equity	3,491,722	3,372,349	3.5
Year-to-date average balances:
Loans net of unearned income	$33,208,549	$29,705,743	11.8%
Interest-earning assets*	45,928,699	41,771,105	10.0
Total assets	50,296,110	45,953,093	9.5
Total deposits**	34,712,601	30,484,450	13.9
Shareholders’ equity	3,538,378	3,258,359	8.6

*	Excludes adjustment for market valuation on available-for-sale securities and certain noninterest-earning marketable equity securities.
**	Statement 133 valuation adjustments related to time deposits are included in other liabilities.

	Three Months Ended March 31		% Change
	2005	2004
	(In thousands except per share data)
Earnings summary
Net income	$178,645	$160,099	11.6%
Earnings per common share - basic	0.50	0.46	8.7
Earnings per common share - diluted	0.50	0.45	11.1
Return on average assets (annualized)	1.44%	1.40%
Return on average equity (annualized)	20.48	19.76
Operating efficiency	52.72	54.57
Selected ratios
Average equity to assets	7.04%	7.09%
End-of-period equity to assets	6.98	7.11
End-of-period tangible equity to assets	6.42	6.52
Allowance for loan losses to loans net of unearned income	1.11	1.28
Common stock data
Cash dividends declared	$0.25	$0.24
Book value at end of period	9.89	9.56
Market value at end of period	25.95	23.51
Average common shares outstanding - basic	354,299	351,196
Average common shares outstanding - diluted	358,812	356,908

Table 2 - Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2005			2004
	First Quarter			Fourth Quarter			Third Quarter			Second Quarter			First Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	Taxable equivalent basis-dollars (in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$33,208,549	$437,686	5.35%	$32,525,563	$421,074	5.15%	$32,079,701	$405,127	5.02%	$30,633,629	$382,677	5.02%	$29,705,743	$381,957	5.17%
Available-for-sale securities, amortized cost	6,385,445	76,359	4.85	6,369,885	77,107	4.82	6,508,524	81,785	5.00	6,559,420	81,249	4.98	6,503,458	84,080	5.20
Market valuation on available-for-sale securities	(41,821)			(25,440)			(92,985)			(45,289)			26,689

Total available-for-sale securities (3)	6,343,624			6,344,445			6,415,539			6,514,131			6,530,147
Held-to-maturity securities	6,145,136	76,111	5.02	6,043,965	73,896	4.86	5,865,560	70,976	4.81	5,929,467	67,685	4.59	5,276,021	66,333	5.06

Total investment securities (4)	12,488,760	152,470	4.93	12,388,410	151,003	4.84	12,281,099	152,761	4.91	12,443,598	148,934	4.80	11,806,168	150,413	5.14
Other interest-earning assets	189,569	1,917	4.10	285,158	4,810	6.71	231,207	3,035	5.22	378,235	3,531	3.75	285,883	2,909	4.09

Total interest-earning assets (4)	45,886,878	592,073	5.23	45,199,131	576,887	5.07	44,592,007	560,923	4.99	43,455,462	535,142	4.95	41,797,794	535,279	5.15
Cash and other assets	4,777,741			4,706,442			4,575,623			4,672,343			4,542,231
Allowance for loan losses	(368,509)			(370,052)			(381,316)			(385,514)			(386,932)

	$50,296,110			$49,535,521			$48,786,314			$47,742,291			$45,953,093

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand	$6,979,278	16,345	0.95	$6,808,245	12,369	0.72	$6,865,461	10,237	0.59	$6,829,555	8,640	0.51	$6,334,668	7,346	0.47
Money market and savings deposits	9,512,976	29,368	1.25	8,306,523	17,376	0.83	7,875,270	10,599	0.54	7,847,980	9,688	0.50	7,674,745	9,315	0.49
Time deposits (5)	9,457,697	65,279	2.80	9,574,231	63,827	2.65	9,383,477	59,636	2.53	9,133,052	57,712	2.54	9,166,784	62,048	2.72
Foreign deposits	1,537,030	6,803	1.80	1,655,500	6,063	1.46	1,611,387	4,361	1.08	1,527,336	3,598	0.95	1,205,037	2,589	0.86
Federal funds purchased and securities sold under agreements to repurchase	3,022,943	16,354	2.19	3,394,875	15,246	1.79	3,338,866	11,707	1.39	2,837,459	8,185	1.16	2,378,217	6,645	1.12
Other interest-bearing liabilities (5)	7,355,899	67,277	3.71	7,682,934	72,015	3.73	8,165,955	77,827	3.79	8,163,063	75,411	3.72	8,187,362	77,196	3.79

Total interest-bearing liabilities	37,865,823	201,426	2.16	37,422,308	186,896	1.99	37,240,416	174,367	1.86	36,338,445	163,234	1.81	34,946,813	165,139	1.90

Net interest spread (4)			3.07%			3.08%			3.13%			3.14%			3.25%

Noninterest-bearing demand deposits	7,225,621			6,978,442			6,643,642			6,516,977			6,103,216
Other liabilities (5)	1,666,288			1,643,590			1,551,933			1,581,233			1,644,705
Shareholders’ equity	3,538,378			3,491,181			3,350,323			3,305,636			3,258,359

	$50,296,110			$49,535,521			$48,786,314			$47,742,291			$45,953,093

Net interest income/margin on a taxable equivalent basis (4)		390,647	3.45%		389,991	3.43%		386,556	3.44%		371,908	3.44%		370,140	3.56%

Taxable equivalent adjustment: (6)
Loans		6,311			6,244			6,097			6,075			6,242
Available-for-sale securities		568			589			607			672			661
Held-to-maturity securities		4,015			3,946			3,946			3,751			3,740
Trading securities		5			-0-			-0-			-0-			-0-

Total taxable equivalent adjustment		10,899			10,779			10,650			10,498			10,643

Net interest income		$379,748			$379,212			$375,906			$361,410			$359,497

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $2,327,000, $4,780,000, $6,741,000, $9,647,000 and $8,627,000, for the three months ended March 31, 2005, December 31, 2004, September 30 2004, June 30, 2004 and March 31, 2004, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for total available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 - Loans and Credit Quality

	Loans* March 31		Nonperforming Loans** March 31		Net Charge-offs Three Months Ended March 31
	2005	2004	2005	2004	2005	2004
	(In thousands)
Commercial:
Commercial & industrial	$5,857,272	$5,452,783	$37,136	$41,623	$5,420	$6,671
Commercial loans - secured by real estate	2,251,824	2,077,381	21,699	22,931	698	(78)
Commercial leases	2,202,117	1,974,093	2,407	3,444	182	83

Total commercial	10,311,213	9,504,257	61,242	67,998	6,300	6,676

Commercial real estate:
Commercial real estate mortgages	3,005,907	2,670,401	2,247	2,156	691	(882)
Real estate construction	3,243,707	2,361,309	2,466	5,308	1,534	260

Total commercial real estate	6,249,614	5,031,710	4,713	7,464	2,225	(622)

Consumer:
Residential first mortgages	5,277,556	3,598,004	19,147	17,525	1,298	783
Equity loans and lines	7,596,112	7,034,828	1,854	9,765	3,806	7,150
Dealer indirect	3,120,046	3,623,389	7	18	3,303	6,177
Revolving credit	24,885	535,884	-0-	-0-	742	5,124
Other consumer	446,011	565,651	292	134	1,407	2,718

Total consumer	16,464,610	15,357,756	21,300	27,442	10,556	21,952

	$33,025,437	$29,893,723	$87,255	$102,904	$19,081	$28,006

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 4 - Allowance for Loan Losses

	2005	2004
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands)
Balance at beginning of period	$366,774	$381,255	$382,482	$382,450	$384,124
Loans charged off	(29,679)	(44,277)	(39,799)	(38,202)	(44,412)
Recoveries of loans previously charged off	10,598	11,146	11,062	11,634	16,406

Net charge-offs	(19,081)	(33,131)	(28,737)	(26,568)	(28,006)
Addition to allowance charged to expense	20,600	44,250	28,800	26,600	28,100
Allowance sold	(1,457)	(25,600)	(1,290)	-0-	(1,768)

Balance at end of period	$366,836	$366,774	$381,255	$382,482	$382,450

Allowance for loan losses to loans net of unearned income	1.11%	1.12%	1.17%	1.22%	1.28%
Net charge-offs to average loans net of unearned income (annualized)	0.23%	0.41%	0.36%	0.35%	0.38%
Allowance for loan losses to nonperforming loans*	420.42%	414.49%	410.14%	372.54%	371.66%
Allowance for loan losses to nonperforming assets*	325.44%	331.64%	319.76%	282.17%	281.36%

*	Exclusive of accruing loans 90 days past due.

Table 5 - Nonperforming Assets

	2005	2004
	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Nonaccrual loans*	$87,255	$88,488	$92,958	$102,670	$102,904
Foreclosed properties	23,258	19,609	23,043	29,586	29,291
Repossessions	2,208	2,498	3,231	3,295	3,733

Total nonperforming assets*	$112,721	$110,595	$119,232	$135,551	$135,928

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.34%	0.34%	0.37%	0.43%	0.45%
Accruing loans 90 days past due	$50,718	$51,117	$63,727	$52,972	$58,195

*	Exclusive of accruing loans 90 days past due.

Table 6 - Investment Securities

	March 31, 2005		March 31, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available-for-sale:
U.S. Treasury and federal agency securities	$85,424	$80,718	$81,531	$80,319
State, county and municipal securities	41,447	42,875	53,634	56,601
Mortgage-backed securities and collateralized mortgage obligations	6,047,038	5,899,471	5,782,342	5,845,581
Equity securities	356,712	355,203	368,439	369,516
Other debt securities	-0-	-0-	16,464	19,237

	$6,530,621	$6,378,267	$6,302,410	$6,371,254

Held-to-maturity:
U.S. Treasury and federal agency securities	$53,592	$53,710	$65,546	$66,231
State, county and municipal securities	347,510	367,105	324,372	353,270
Mortgage-backed securities and collateralized mortgage obligations	5,788,436	5,686,735	5,745,650	5,782,607
Other securities	3,697	3,829	3,801	4,051

	$6,193,235	$6,111,379	$6,139,369	$6,206,159

NOTE:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined available-for-sale and held-to-maturity portfolios at March 31, 2005, were approximately 4.7 years and 4.64%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.9 years.

Table 7 - Other Interest-Bearing Liabilities

	March 31
	2005	2004
	(In thousands)
Short-term borrowings:
Federal funds purchased	$1,315,875	$530,007
Securities sold under agreements to repurchase	1,294,528	1,397,485

Total federal funds purchased and securities sold under agreements to repurchase	2,610,403	1,927,492

Treasury, tax and loan notes	83,754	160,623
Term federal funds purchased	74,280	60,584
Short-term bank notes	-0-	51,480
Commercial paper	1,839	3,655
Other borrowings	43,766	48,827

Total other borrowed funds	203,639	325,169

Total short-term borrowings	$2,814,042	$2,252,661

Long-term debt:
Long-term Federal Home Loan Bank advances	$3,918,255	$5,783,600

Other long-term debt:
4.85% Subordinated Notes Due April 2013 (Issued by AmSouth Bank)	497,012	496,638
5.20% Subordinated Notes Due April 2015 (Issued by AmSouth Bank)	347,532	-0-
6.45% Subordinated Notes Due February 2018 (Issued by AmSouth Bank)	301,409	301,906
6.125% Subordinated Notes Due March 2009	174,826	174,781
6.75% Subordinated Debentures Due November 2025	149,990	149,972
7.75% Subordinated Notes Due May 2004	-0-	149,985
7.25% Senior Notes Due May 2006	99,923	99,851
6.625% Subordinated Notes Due December 2005	49,960	49,907
90-Day London Interbank Offered Rate (LIBOR) floating-rate bank notes	800,000	599,261
2.82% fixed-rate bank notes	200,000	200,000
Long-term securities sold under agreements to repurchase	720,992	-0-
Other long-term notes payable	342	566
Statement 133 valuation adjustment	2,032	63,224

Total other long-term debt	3,344,018	2,286,091

Total long-term debt	$7,262,273	$8,069,691

Table 8 - Capital Amounts and Ratios

	March 31
	2005		2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,322,943	8.05%	$3,049,251	7.78%
AmSouth Bank	3,590,741	8.71	3,338,482	8.52
Total capital:
AmSouth	$4,767,837	11.54%	$4,296,300	10.96%
AmSouth Bank	4,931,053	11.97	4,405,730	11.25
Leverage:
AmSouth	$3,322,943	6.61%	$3,049,251	6.68%
AmSouth Bank	3,590,741	7.16	3,338,482	7.31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 16 and 17 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of March 31, 2005 under the supervision of and with the participation of AmSouth’s Management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s Management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of March 31, 2005. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, AmSouth and its subsidiaries are from time to time named as defendants in or parties to pending and threatened legal actions and proceedings. Among the actions which are pending against AmSouth are actions brought on behalf of various classes of claimants. These actions and claims, including class actions, are similar to others that have been brought in recent years against financial institutions and relate to AmSouth’s lending, collections, loan servicing, depository, investment, trust and other activities. These actions and claims allege violations of consumer protection, securities, banking and other laws, both state and federal. Some of these claims and actions seek substantial compensatory and punitive damage awards and injunctive relief. Additionally, AmSouth, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews. Enforcement and compliance-related activity by government agencies has increased. Money laundering and anit-terrorism compliance is among the areas receiving a high level of focus in the present environment.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	27,026	25.68	-0-	22,635,233
February 1 - 28, 2005	4,963,991	25.24	4,939,600	17,695,633
March 1 - 31, 2005	5,837	25.55	-0-	17,695,633
Total	4,996,854	25.24	4,939,600	17,695,633

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended March 31, 2005. Of the shares repurchased during the three months ended March 31, 2005, 32,863 were related to employee compensation plans.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 32 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2005	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

May 9, 2005	By:	/s/ BETH E. MOONEY
Beth E. Mooney
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

10.1	Form of Performance Unit Grant Agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan (3)

10.2	Form of Stock Option Grant Agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan (4)

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed February 11, 2005, incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to AmSouth’s Report on Form 8-K filed February 11, 2005, incorporated herein by reference.