Form 10-Q
period 2005-06-30
AMSOUTH BANCORPORATION
filed 2005-08-05
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 29, 2005, AmSouth Bancorporation had 350,438,000 shares of common stock outstanding.

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

Forward-looking statements are based on current Management expectations and, by their nature, are subject to risks and uncertainties. A number of factors – many of which are beyond AmSouth’s control – could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the effects of previously disclosed regulatory settlements on AmSouth’s branch expansion plans; the successful completion of the sale of AmSouth’s mutual fund advisory business; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; adverse changes in the financial performance and/or condition of AmSouth’s borrowers, which could impact the repayment of such borrowers’ outstanding loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2005	December 31 2004	June 30 2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,167,313	$966,993	$1,055,370
Trading securities	39,404	1,883	11,092
Available-for-sale securities	6,172,833	6,322,665	6,586,697
Held-to-maturity securities (market value of $6,067,126, $6,199,451 and $5,905,830, respectively)	6,072,898	6,188,010	6,004,032
Loans held for sale	323,017	103,273	261,968
Loans	34,205,624	33,512,398	32,037,283
Less: Allowance for loan losses	365,626	366,774	382,482
Unearned income	672,242	711,061	685,786

Net loans	33,167,756	32,434,563	30,969,015
Other interest-earning assets	49,599	36,149	98,813
Premises and equipment, net	1,087,201	1,060,574	1,020,033
Cash surrender value—bank owned life insurance	1,133,539	1,111,934	1,089,445
Accrued interest receivable and other assets	1,333,271	1,322,327	1,199,348

	$50,546,831	$49,548,371	$48,295,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$7,687,525	$7,182,806	$6,636,325
Interest-bearing demand	6,962,855	7,115,545	6,809,885
Money market and savings	10,005,039	8,810,972	7,827,390
Time	9,062,959	9,476,075	9,262,403
Foreign	1,595,330	1,647,381	1,603,241

Total deposits	35,313,708	34,232,779	32,139,244
Federal funds purchased and securities sold under agreements to repurchase	2,842,751	2,291,988	2,145,521
Other borrowed funds	473,010	429,098	1,370,893
Long-term Federal Home Loan Bank advances	3,238,993	4,371,745	5,779,709
Other long-term debt	3,359,173	2,899,773	2,084,213

Total deposits and interest-bearing liabilities	45,227,635	44,225,383	43,519,580
Accrued expenses and other liabilities	1,680,971	1,754,147	1,480,755

Total liabilities	46,908,606	45,979,530	45,000,335

Shareholders’ equity:
Preferred stock — no par value:
Authorized — 2,000,000 shares Issued and outstanding — none	-0-	-0-	-0-
Common stock — par value $1 a share:
Authorized — 750,000,000 shares Issued — 416,732,000, 416,748,000 and 416,768,000 shares, respectively	416,732	416,748	416,768
Additional paid-in capital	731,383	726,411	714,134
Retained earnings	3,672,524	3,492,873	3,372,672
Cost of common stock in treasury — 64,383,000, 60,438,000 and 63,353,000 shares, respectively	(1,093,405)	(986,510)	(1,043,783)
Deferred compensation on restricted stock	(15,208)	(12,947)	(14,496)
Accumulated other comprehensive loss	(73,801)	(67,734)	(149,817)

Total shareholders’ equity	3,638,225	3,568,841	3,295,478

	$50,546,831	$49,548,371	$48,295,813

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Loans	$454,169	$376,602	$885,544	$752,317
Available-for-sale securities	74,073	80,577	149,864	163,996
Held-to-maturity securities	71,082	63,934	143,178	126,527
Trading securities	218	25	377	97
Loans held for sale	2,614	3,270	4,112	5,897
Other interest-earning assets	356	236	611	446

Total interest income	602,512	524,644	1,183,686	1,049,280

INTEREST EXPENSE
Interest-bearing demand deposits	20,356	8,640	36,701	15,986
Money market and savings deposits	36,956	9,688	66,324	19,003
Time deposits	68,855	57,712	134,134	119,760
Foreign deposits	6,697	3,598	13,500	6,187
Federal funds purchased and securities sold under agreements to repurchase	17,507	8,185	33,861	14,830
Other borrowed funds	2,129	1,905	4,057	3,886
Long-term Federal Home Loan Bank advances	38,633	60,475	78,832	120,944
Other long-term debt	32,736	13,031	57,886	27,777

Total interest expense	223,869	163,234	425,295	328,373

NET INTEREST INCOME	378,643	361,410	758,391	720,907
Provision for loan losses	17,700	26,600	38,300	54,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	360,943	334,810	720,091	666,207

NONINTEREST REVENUES
Service charges on deposit accounts	91,485	94,377	176,519	187,592
Trust income	30,010	29,935	60,363	58,815
Consumer investment services income	18,875	21,930	38,907	42,341
Interchange income	22,731	20,628	43,909	36,927
Commercial credit fee income	13,901	11,088	24,841	21,674
Bank owned life insurance policies	10,582	11,610	21,093	23,279
Bankcard income	6,575	7,509	12,315	14,365
Mortgage income	4,796	3,889	8,782	11,401
Portfolio income	3,150	8,145	4,432	17,812
Other noninterest revenues	21,046	9,141	47,426	24,476

Total noninterest revenues	223,151	218,252	438,587	438,682

NONINTEREST EXPENSES
Salaries and employee benefits	172,955	167,511	351,610	341,217
Net occupancy	38,430	36,326	75,287	71,578
Equipment	32,624	30,968	63,710	61,512
Postage and office supplies	10,080	10,997	20,773	23,955
Marketing	7,168	9,249	16,939	20,995
Professional fees	7,759	9,699	15,248	18,029
Other noninterest expenses	45,926	47,020	90,892	96,758

Total noninterest expenses	314,942	311,770	634,459	634,044

INCOME BEFORE INCOME TAXES	269,152	241,292	524,219	470,845
Income taxes	84,553	74,329	160,975	143,783

NET INCOME	$184,599	$166,963	$363,244	$327,062

Average common shares outstanding — basic	352,054	351,602	353,170	351,399
Earnings per common share — basic	$0.52	$0.47	$1.03	$0.93
Average common shares outstanding — diluted	357,026	356,314	357,914	356,611
Earnings per common share — diluted	$0.52	$0.47	$1.01	$0.92

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(In thousands)
BALANCE AT JANUARY 1, 2004	351,891	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	-0-	327,062	-0-	-0-	-0-	327,062
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(96,334)	(96,334)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(13,084)	(13,084)
Additional minimum pension liability adjustment	-0-	-0-	-0-	-0-	-0-	-0-	(139)	(139)

Comprehensive income								217,505
Cash dividends declared ($0.48 per share)	-0-	-0-	-0-	(171,500)	-0-	-0-	-0-	(171,500)
Common stock transactions:
Purchase of common stock	(2,054)	-0-	-0-	-0-	(48,920)	-0-	-0-	(48,920)
Employee stock plans	3,311	(110)	(2,075)	(11,421)	75,949	5	-0-	62,348
Direct stock purchase and dividend reinvestment plan	266	-0-	546	(2)	5,832	-0-	-0-	6,376

BALANCE AT JUNE 30, 2004	353,414	$416,768	$714,134	$3,372,672	$(1,043,783)	$(14,496)	$(149,817)	$3,295,478

BALANCE AT JANUARY 1, 2005	356,310	$416,748	$726,411	$3,492,873	$(986,510)	$(12,947)	$(67,734)	$3,568,841
Comprehensive income:
Net income	-0-	-0-	-0-	363,244	-0-	-0-	-0-	363,244
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(8,689)	(8,689)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	2,622	2,622

Comprehensive income								357,177
Cash dividends declared ($0.50 per share)	-0-	-0-	-0-	(175,174)	-0-	-0-	-0-	(175,174)
Common stock transactions:
Purchase of common stock	(7,045)	-0-	-0-	-0-	(180,865)	-0-	-0-	(180,865)
Employee stock plans	2,861	(16)	4,189	(8,419)	68,984	(2,261)	-0-	62,477
Direct stock purchase and dividend reinvestment plan	223	-0-	783	-0-	4,986	-0-	-0-	5,769

BALANCE AT JUNE 30, 2005	352,349	$416,732	$731,383	$3,672,524	$(1,093,405)	$(15,208)	$(73,801)	$3,638,225

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in notes to consolidated financial statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$363,244	$327,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	38,300	54,700
Depreciation and amortization of premises and equipment	57,947	53,663
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	12,453	23,531
Originations and purchases of loans held for sale	(698,176)	(758,742)
Proceeds from sales of loans held for sale	511,423	605,216
Net gains on sales of available-for-sale securities	(3,899)	(16,203)
Net gains on sales of loans held for sale and mortgage loans	(8,546)	(7,795)
Net gain on sales of home equity loans	(6,824)	(4,884)
Net gains on sales of student loans	(2,124)	(858)
Net increase in trading securities	(37,521)	(8,361)
Net decrease (increase) in accrued interest receivable, bank-owned life insurance and other assets	11,458	(3,523)
Net decrease in accrued expenses and other liabilities	(68,169)	(93,985)
Provision for deferred income taxes	66,253	61,683
Amortization of intangible assets	1,332	2,326
Net gain on prepayment of Federal Home Loan Bank advances	(7,992)	-0-
Other operating activities, net	59,991	58,351

Net cash provided by operating activities	289,150	292,181

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	455,381	679,152
Proceeds from sales of available-for-sale securities	453,787	1,211,887
Purchases of available-for-sale securities	(850,250)	(1,533,646)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	570,201	952,974
Purchases of held-to-maturity securities	(473,722)	(2,141,754)
Net increase in other interest-earning assets	(13,450)	(58,595)
Net increase in loans, excluding guaranteed mortgage loan securitizations and sales of loans	(1,938,886)	(2,540,877)
Proceeds from sales of mortgage loans	395,109	154,844
Proceeds from sales of home equity loans	460,124	156,552
Proceeds from sales of student loans	215,123	91,557
Net purchases of premises and equipment	(84,574)	(109,004)

Net cash used in investing activities	(811,157)	(3,136,910)

FINANCING ACTIVITIES
Net increase in deposits	1,081,071	1,699,353
Net increase in federal funds purchased and securities sold under agreements to repurchase	550,763	119,268
Net increase in other borrowed funds	43,912	1,027,691
Proceeds from issuance of long-term Federal Home Loan Bank advances and other long-term debt	470,092	300,487
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(211,506)	(258,841)
Payments for prepayment of Federal Home Loan Bank advances	(917,008)	-0-
Cash dividends paid	(178,306)	(169,483)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	64,174	66,558
Purchase of common stock	(180,865)	(48,920)

Net cash provided by financing activities	722,327	2,736,113

Increase (Decrease) in cash and cash equivalents	200,320	(108,616)
Cash and cash equivalents at beginning of period	966,993	1,163,986

Cash and cash equivalents at end of period	$1,167,313	$1,055,370

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2005 and 2004

Note 1 – Basis of Presentation – The consolidated financial statements conform to accounting principles generally accepted in the United States of America. The accompanying interim financial statements are unaudited; however, in the opinion of Management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income, total assets or shareholders’ equity. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth) 2004 annual report on Form 10-K. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and its subsidiaries (all of which are wholly owned) and certain variable interest entities. All significant intercompany balances and transactions have been eliminated.

Note 2 – Recent Accounting Developments – In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Share-based payment transactions include transactions in which the entity issues stock, share options or other equity instruments in exchange for goods or services. A fair value-based measurement model requires the fair value of share-based payments issued to nonemployees to be recorded at the fair value of the goods or services received. For payments to employees, Statement 123R requires that share-based payments be recorded at their fair value and be classified as either a liability or equity. Entities are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and grant date share price. Payments classified as liabilities are required to be remeasured at the end of each reporting period. The fair value of awards classified as equity is required to be recognized over the requisite service period or the period during which the employee is expected to provide service to earn the award. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Statement 123R will become effective for AmSouth in annual reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. AmSouth expects to record annual compensation expense of approximately $0.05 to $0.06 per share as a result of the adoption of Statement 123R and the transition method is expected to be the modified prospective method. During full implementation, AmSouth will be performing additional analyses to validate the various factors used in the valuation model as a result of the enhanced requirements of Statement 123R.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (Statement 153). Statement 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement 153 to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (Statement 154). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement 154 to have a material effect on the consolidated financial statements.

Note 3 – Cash Flows – The following table summarizes supplemental cash flow information for the six months ended June 30:

(In thousands)	2005	2004
Cash paid during the period for:
Interest	$410,572	$333,370
Income taxes	155,329	159,176
Transfers from loans to foreclosed properties	21,528	24,463
Transfers from foreclosed properties to loans	86	552

Note 4 – Stock-Based Compensation – AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, and performance units. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. Options granted generally vest between one and three years from the date of grant, with substantially all of the 2005 and 2004 option grants vesting ratably over three years. All of the options granted during the first six months of 2005 and 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

AmSouth has adopted the disclosure-only provisions of Statement 123, which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB 25. AmSouth has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date. No option-based employee compensation cost is currently reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense related to restricted stock is reflected in the table below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

AmSouth’s pro forma information is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$184,599	$166,963	$363,244	$327,062
Add: Stock-based compensation expense included in reported net income, net of tax	657	625	1,200	823
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,829)	(8,606)	(13,740)	(16,300)

Pro forma	$178,427	$158,982	$350,704	$311,585

Earnings per common share:
As reported	$0.52	$0.47	$1.03	$0.93
Pro forma	0.51	0.45	0.99	0.89
Diluted earnings per common share:
As reported	$0.52	$0.47	$1.01	$0.92
Pro forma	0.50	0.45	0.98	0.88

This pro-forma information includes expenses related to all stock options granted during the second quarter and first six months of 2005 and 2004, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ vesting period to determine the pro-forma expense for the periods.

AmSouth’s stock option and restricted stock grants have accelerated vesting provisions that take effect when an employee retires. AmSouth has recognized the effect of these acceleration provisions on the date the employee actually retires (the “explicit service period”). Upon adoption of Statement 123R, AmSouth will be required to recognize the effect of these acceleration provisions when an employee becomes retirement-eligible. AmSouth will continue to recognize pro-forma compensation cost over the explicit service period for awards granted prior to the adoption of Statement 123R. Had AmSouth recognized the pro forma expense on the date an employee became retirement-eligible, the stock-based compensation expense disclosed above for 2005 would be higher by approximately $8 million, the impact of which would be one-time only.

The following table details the weighted-average assumptions used and estimated fair value:

	Three months ended June 30				Six months ended June 30
	2005		2004		2005		2004
Risk-free interest rate	3.82%		4.50%		3.61%		3.92%
Dividend yield	3.86		4.21		3.95		3.99
Volatility factor	20.29		30.71		21.59		30.89
Weighted-average expected life	4.2	yrs	7.0	yrs	4.2	yrs	7.0	yrs
Estimated fair value	$3.61		$5.49		$3.60		$5.69

Note 5 – Pension – Net periodic benefit cost includes the following components for the three months ended June 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$6,700	$5,368	$258	$218
Interest cost	11,570	10,517	570	602
Expected return on plan assets	(16,463)	(16,199)	(51)	(55)
Amortization of prior service cost/(credit)	36	26	(218)	(217)
Amortization of transitional obligation	48	47	11	11
Recognized actuarial loss	6,764	4,003	245	303

Net periodic benefit cost	$8,655	$3,762	$815	$862

Net periodic benefit cost includes the following components for the six months ended June 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$13,400	$10,717	$516	$436
Interest cost	23,140	21,028	1,140	1,203
Expected return on plan assets	(32,926)	(32,397)	(102)	(109)
Amortization of prior service cost/(credit)	72	23	(436)	(435)
Amortization of transitional obligation	96	96	22	22
Recognized actuarial loss	13,528	8,057	490	607

Net periodic benefit cost	$17,310	$7,524	$1,630	$1,724

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

AmSouth’s federal and state income tax returns are subject to review and examination by government authorities. In the normal course of these examinations, AmSouth is subject to challenges from federal and state authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. AmSouth is currently under examination by a number of the states in which it does business. AmSouth is also under examination by the Internal Revenue Service (IRS) for the years ended December 31, 2000 through December 31, 2002. AmSouth is currently at IRS Appeals on the issues raised in the IRS examination for the years ended December 31, 1998, September 30, 1999 and December 31, 1999 related to leveraged leasing transactions.

AmSouth has certain leasing investments that are accounted for as leveraged leases under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (Statement 13). Under Statement 13, the net investment recorded for leveraged leases on the consolidated balance sheet represents the present value of the net cash flows from the leases, including those that are tax related. Total income is recognized proportionately over the term of a leveraged lease in each year in which the net investment in the lease is positive. In connection with the IRS examination mentioned above, the IRS issued Notices of Proposed Adjustments with respect to AmSouth’s tax treatment of certain leveraged lease transactions that were entered into during the years under examination. Management believes that AmSouth’s treatment of these leveraged lease transactions was in compliance with existing tax case law, applicable statutes and regulations in effect at the time these transactions were entered into and intends to vigorously defend its position.

If AmSouth were to settle with the IRS on these Proposed Adjustments, such a settlement would not have a material impact to the consolidated financial statements based upon accounting guidance currently in effect. Under Statement 13, any changes in estimates or assumptions that do not affect total net income for a lease do not affect the timing of income recognition. However, the FASB has recently issued two proposals that, if adopted as currently drafted, would change current accounting guidance.

On July 14, 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109”, proposing guidance on the recognition and measurement of certain positions taken in tax return filings as well as the related accrual of interest and penalties and classification of liabilities resulting from these positions. Concurrently, the FASB issued an Exposure Draft of a proposed Staff Position, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease”. This Exposure Draft, which specifies that a change or projected change in the timing of cash flows related to a leveraged lease transaction, will result in a recomputation of the income recognition pattern by a lessor for that lease. These changes include taxes, interest, and penalties paid as a result of an actual or expected settlement with the IRS. However, an amount approximating the impact would then be recognized into income over the remaining terms of the leases so that the ultimate income would approximate original expectations, net of any interest and penalties. Both proposals are subject to comment periods before their final adoption, anticipated to be fiscal years ending after December 15, 2005. AmSouth is currently reviewing the potential impact of their adoption, and adoption under the guidance as currently proposed may have a material impact to the consolidated financial statements at the effective date of adoption. Both proposals would require that any impact to the consolidated financial statements upon adoption would be recognized as a cumulative effect of a change in accounting principle.

Note 7 – Earnings Per Common Share – The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands except per share data)	2005	2004	2005	2004
Basic earnings per common share computation:
Numerator:
Net Income	$184,599	$166,963	$363,244	$327,062
Denominator:
Average common shares outstanding	351,493	351,602	352,597	351,399
Shares issuable under deferred compensation arrangements	561	-0-	573	-0-

Average common shares outstanding – basic	352,054	351,602	353,170	351,399

Basic earnings per common share	$0.52	$0.47	$1.03	$0.93
Diluted earnings per common share computation:
Numerator:
Net Income	$184,599	$166,963	$363,244	$327,062
Denominator:
Average common shares outstanding	351,493	351,602	352,597	351,399
Shares issuable under deferred compensation arrangements	561	-0-	573	-0-
Dilutive effect of options issued	4,972	4,712	4,744	5,212

Average common shares outstanding – diluted	357,026	356,314	357,914	356,611
Diluted earnings per common share	$0.52	$0.47	$1.01	$0.92

Note 8 – Comprehensive Income – Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the change in the effective portion of cash flow hedges marked to market, and a minimum pension liability related to an unfunded pension liability. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended June 30
	2005			2004
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$269,152	$(84,553)	$184,599	$241,292	$(74,329)	$166,963
Other comprehensive income:
Unrealized holding gains and losses on available-for-sale securities arising during the period	105,817	(39,925)	65,892	(215,796)	81,842	(133,954)
Less: reclassification adjustment for net securities gains realized in net income	2,771	(1,042)	1,729	7,709	(2,898)	4,811

Net change in unrealized gains and losses on available-for-sale securities	103,046	(38,883)	64,163	(223,505)	84,740	(138,765)

Unrealized holding gains and losses on derivatives arising during the period	8,838	(3,067)	5,771	(35,098)	12,166	(22,932)
Less: reclassification adjustment for (losses) gains realized in net income	(991)	373	(618)	4,545	(1,709)	2,836

Net change in unrealized gains and losses on derivative instruments	9,829	(3,440)	6,389	(39,643)	13,875	(25,768)

Additional minimum benefit liability adjustment	—	—	—	(223)	84	(139)

Comprehensive income	$382,027	$(126,876)	$255,151	$(22,079)	$24,370	$2,291

	Six Months Ended June 30
	2005			2004
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$524,219	$(160,975)	$363,244	$470,845	$(143,783)	$327,062
Other comprehensive income:
Unrealized holding gains and losses on available-for-sale securities arising during the period	(10,288)	4,032	(6,256)	(139,481)	53,258	(86,223)
Less: reclassification adjustment for net securities gains realized in net income	3,899	(1,466)	2,433	16,203	(6,092)	10,111

Net change in unrealized gains and losses on available-for-sale securities	(14,187)	5,498	(8,689)	(155,684)	59,350	(96,334)

Unrealized holding gains and losses on derivatives arising during the period	2,286	(754)	1,532	(10,791)	3,534	(7,257)
Less: reclassification adjustment for (losses) gains realized in net income	(1,747)	657	(1,090)	9,338	(3,511)	5,827

Net change in unrealized gains and losses on derivative instruments	4,033	(1,411)	2,622	(20,129)	7,045	(13,084)

Additional minimum benefit liability adjustment	—	—	—	(223)	84	(139)

Comprehensive income	$514,065	$(156,888)	$357,177	$294,809	$(77,304)	$217,505

Note 9 – Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the six month periods ended June 30, 2005 and 2004, AmSouth repurchased 7.0 million and 2.1 million shares, respectively, primarily under this authorization at a cost of $180.9 million and $48.9 million, respectively. Cash dividends of $0.50 per common share were declared in the first six months of 2005.

Note 10 – Business Segment Information – AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets and other assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service (PCS) customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three and six months ended June 30:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended June 30, 2005
Net interest income before internal funding	$196,078	$142,924	$46,529	$(6,888)	$378,643
Internal funding	77,011	(33,259)	751	(44,503)	-0-

Net interest income/(expense)	273,089	109,665	47,280	(51,391)	378,643
Noninterest revenues	124,399	37,823	50,163	10,766	223,151

Total revenues	397,488	147,488	97,443	(40,625)	601,794
Provision for loan losses	10,366	4,413	432	2,489	17,700
Noninterest expenses	189,850	47,289	52,043	25,760	314,942

Income/(Loss) before income taxes	197,272	95,786	44,968	(68,874)	269,152
Income taxes/(benefits)	74,174	36,015	16,908	(42,544)	84,553

Segment net income/(loss)	$123,098	$59,771	$28,060	$(26,330)	$184,599

Revenues from external customers	$320,477	$180,747	$44,683	$55,887	$601,794
Ending assets	21,843,982	14,110,890	5,977,387	8,614,572	50,546,831
Average assets	22,026,307	13,961,059	5,879,326	8,474,605	50,341,297
Average loans	20,430,032	12,927,490	5,819,667	(5,815,667)	33,361,522
Average deposits	25,221,959	8,294,430	4,156,367	(2,814,816)	34,857,940

Three Months Ended June 30, 2004
Net interest income before internal funding	$196,912	$111,982	$39,596	$12,920	$361,410
Internal funding	81,167	(6,989)	(139)	(74,039)	-0-

Net interest income/(expense)	278,079	104,993	39,457	(61,119)	361,410
Noninterest revenues	117,801	34,933	53,344	12,174	218,252

Total revenues	395,880	139,926	92,801	(48,945)	579,662
Provision for loan losses	21,862	2,725	344	1,669	26,600
Noninterest expenses	189,862	46,004	55,144	20,760	311,770

Income/(Loss) before income taxes	184,156	91,197	37,313	(71,374)	241,292
Income taxes/(benefits)	69,243	34,289	14,030	(43,233)	74,329

Segment net income/(loss)	$114,913	$56,908	$23,283	$(28,141)	$166,963

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Revenues from external customers	$314,713	$146,915	$50,791	$67,243	$579,662
Ending assets	21,057,205	12,273,564	4,877,992	10,087,052	48,295,813
Average assets	20,810,296	12,326,962	4,750,494	9,854,539	47,742,291
Average loans	19,303,375	11,322,278	4,718,227	(4,710,251)	30,633,629
Average deposits	22,972,481	7,312,929	3,540,937	(1,971,447)	31,854,900

Six Months Ended June 30, 2005
Net interest income before internal funding	$394,346	$276,662	$94,401	$(7,018)	$758,391
Internal funding	148,670	(59,639)	493	(89,524)	-0-

Net interest income/(expense)	543,016	217,023	94,894	(96,542)	758,391
Noninterest revenues	238,208	72,148	101,845	26,386	438,587

Total revenues	781,224	289,171	196,739	(70,156)	1,196,978
Provision for loan losses	25,682	7,063	846	4,709	38,300
Noninterest expenses	382,015	94,788	107,032	50,624	634,459

Income/(Loss) before income taxes	373,527	187,320	88,861	(125,489)	524,219
Income taxes/(benefits)	140,446	70,432	33,412	(83,315)	160,975

Segment net income/(loss)	$233,081	$116,888	$55,449	$(42,174)	$363,244

Revenues from external customers	$632,554	$348,810	$91,637	$123,977	$1,196,978
Ending assets	21,843,982	14,110,890	5,977,387	8,614,572	50,546,831
Average assets	21,981,904	13,907,844	5,718,118	8,710,962	50,318,828
Average loans	20,434,793	12,846,507	5,675,248	(5,671,090)	33,285,458
Average deposits	24,852,329	8,354,747	4,128,732	(2,550,136)	34,785,672

Six Months Ended June 30, 2004
Net interest income before internal funding	$389,573	$223,619	$75,574	$32,141	$720,907
Internal funding	159,960	(15,186)	(204)	(144,570)	-0-

Net interest income/(expense)	549,533	208,433	75,370	(112,429)	720,907
Noninterest revenues	235,029	72,366	104,034	27,253	438,682

Total revenues	784,562	280,799	179,404	(85,176)	1,159,589
Provision for loan losses	48,430	2,435	661	3,174	54,700
Noninterest expenses	383,592	93,793	109,589	47,070	634,044

Income/(Loss) before income taxes	352,540	184,571	69,154	(135,420)	470,845
Income taxes/(benefits)	132,555	69,398	26,002	(84,172)	143,783

Segment net income/(loss)	$219,985	$115,173	$43,152	$(51,248)	$327,062

Revenues from external customers	$624,602	$295,985	$98,842	$140,160	$1,159,589
Ending assets	21,057,205	12,273,564	4,877,992	10,087,052	48,295,813
Average assets	20,500,828	12,120,164	4,534,820	9,691,880	46,847,692
Average loans	19,063,396	11,097,248	4,506,451	(4,497,409)	30,169,686
Average deposits	22,893,553	7,051,536	3,506,033	(2,281,447)	31,169,675

Note 11 – Sale of Mutual Fund Management Business – On June 27, 2005, AmSouth and Pioneer Investment Management, Inc. (Pioneer) signed a definitive agreement pursuant to which Pioneer will acquire AmSouth’s mutual fund management business, subject to fund shareholder and regulatory approval. The AmSouth Funds comprise 23 mutual funds with $5.5 billion in assets under management. AmSouth anticipates a pre-tax gain of approximately $50 million upon completion of the transaction, which is expected to take place late in the third quarter of 2005. AmSouth is evaluating alternatives to redeploy the proceeds of the transaction, including share repurchases, debt repayment or other actions.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated balance sheets of AmSouth Bancorporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

August 2, 2005

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

AmSouth is a regional bank holding company headquartered in Birmingham, Alabama, with over $50 billion in assets, more than 685 branch banking offices and over 1,200 ATMs. AmSouth operates in Alabama, Florida, Tennessee, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast and has three principal business segments. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial leasing. Wealth Management is comprised of trust, institutional, retirement, private client services and broker-dealer services. This area includes traditional trust services as well as a substantial selection of investment management services. AmSouth also offers a complete listing of banking products and services at its web site, www.amsouth.com.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimate can have on the reported financial results include the accounting for the allowance for loan losses, pensions, derivatives and hedging activities, and income taxes. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2004 Form 10-K. There were no significant changes in these accounting policies during the first six months of 2005.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

Second Quarter and First Six Months Overview

AmSouth reported net income of $185 million for the second quarter of 2005, an increase of 10.6 percent over net income of $167 million during the second quarter of 2004. For the first six months of 2005, net income was $363 million compared to net income of $327 million during the same period in 2004, an increase of 11.1 percent. Diluted earnings per share for the second quarter of 2005 was $0.52, an increase of 10.6 percent over the $0.47 per share for the same period of 2004. Diluted earnings per share for the six months ended June 30, 2005 was $1.01 per share, an increase of 9.8 percent over the $0.92 per share for the same period in 2004.

For the three months ended June 30, 2005 and 2004, AmSouth’s return on average assets (ROA) was 1.47 percent and 1.41 percent, respectively. Return on average equity (ROE) was 20.92 percent for the second quarter of 2005 compared to 20.31 percent for the same quarter of 2004. For the six months ended June 30, 2005 and 2004, AmSouth’s ROA was 1.46 percent and 1.40 percent, respectively. ROE was 20.70 percent for the first six months of 2005 compared to 20.04 percent for the same period last year. The results during the second quarter and first six months of 2005 were driven by strong growth in low-cost deposits, solid loan growth, excellent credit quality and disciplined expense management.

Average low-cost deposit balances during the second quarter of 2005 increased $3.2 billion from the second quarter of 2004. Loan balances on average for this period increased $2.7 billion, with growth primarily in commercial, commercial real estate and residential first mortgages. These factors resulted in an increase in net interest income of $17.2 million or 4.8 percent during the second quarter of 2005 compared to the same period in 2004.

Credit quality also contributed to earnings growth during the second quarter and first six months of 2005. Net charge-offs for the second quarter of 2005 declined $8.9 million, or 14 basis points, from the second quarter of 2004. For the first six months of 2005, net charge-offs were $17.9 million lower when compared to the same period in 2004. The provision for loan losses for the second quarter and first six months of 2005 was $17.7 million and $38.3 million, respectively, compared to $26.6 million and $54.7 million for the corresponding year-earlier periods.

Balance Sheet Analysis

Total assets at June 30, 2005 were $50.5 billion, up 2.0 percent from $49.5 billion at December 31, 2004. This $1.0 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio. Loan production continued to be strong, but has been muted by unusually high payoffs due to the current interest rate environment. Loans net of unearned income at June 30, 2005 increased $732 million compared to year-end. This increase was attributable to $829 million of growth in commercial and commercial real estate loans, offset by a $97 million decline in consumer loans. Also contributing to total asset growth, loans held for sale increased $220 million from December 31, 2004 to June 30, 2005, while cash and due from banks at June 30, 2005 increased $200 million compared to December 31, 2004. Offsetting these increases, total available-for-sale and held-to-maturity securities decreased $265 million from December 31, 2004 to June 30, 2005.

The increase in commercial loans was broad-based across most categories led by growth in commercial and industrial lending, real estate construction, and commercial real estate mortgages. These increases were driven by new business generation reflecting the benefits of sales calling efforts and continued growth and strength in the economy as a whole. The decrease in consumer loans resulted primarily from the sale of approximately $455 million of fixed-rate home equity loans and approximately $212 million of student loans during the first six months of 2005. The home equity loans sold were from portfolio vintages containing higher risk, fixed-rate loans. Also, AmSouth sells student loans periodically whenever there is sufficient volume. Offsetting the decrease was an increase in residential first mortgages.

The decrease in available-for-sale and held-to-maturity securities reflects AmSouth’s decision to limit reinvestment of cash flows into securities at yields that have currently been available.

On the liability side of the balance sheet, total deposits at June 30, 2005 increased by $1.1 billion compared to December 31, 2004. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.5 billion. The growth in low-cost deposits reflects broad based sales efforts, the continuing effect of AmSouth’s money market campaign, household growth and the new branches opened in recent years. In particular, money market deposits increased $1.2 billion during the first six months of 2005, due to the continued success of a new product offering that was introduced in the latter part of 2004.

The increased funding from low-cost deposits allowed the Company to forego the replacement of higher cost time deposits and pay down long-term debt. In particular, other time deposits decreased $466 million from December 31, 2004 to June 30, 2005. Also, long-term Federal Home Loan Bank (FHLB) advances decreased $1.1 billion from December 31, 2004 to June 30, 2005 due to prepayments of FHLB advances totaling $925 million.

Other long-term debt increased $459 million as a result of AmSouth Bank’s issuance of $350 million in subordinated debt and $120 million of long-term securities sold under agreements to repurchase during March 2005.

Net Interest Income and Margin

Net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2005 was $389.5 million and $780.1 million, respectively, up $17.6 million, or 4.7 percent compared to the same quarter last year and up $38.1 million, or 5.1 percent on a year-to-date basis. The increase in net interest income reflected strong loan growth, which was funded by low-cost deposit growth. Average loans net of unearned income for the three and six month periods ended June 30, 2005 were $33.4 billion and $33.3 billion, respectively. This represents an increase of $2.7 billion and $3.1 billion from the three and six month periods ended June 30, 2004, respectively. These increases were driven by commercial lending, residential mortgage production and equity lending. Low-cost deposits on average were $24.4 billion and $24.1 billion for the second quarter and six months ended June 30, 2005, respectively. These balances increased $3.2 billion and $3.4 billion when compared to the second quarter and first six months of 2004, respectively.

The net interest margin was 3.40 percent and 3.42 percent for the second quarter and first six months of 2005, respectively, which is down 4 basis points and 8 basis points from second quarter and first six months of 2004, respectively. The decline in the net interest margin can be largely attributed to a decline in net interest spread, which was a result of earning asset yields moving up more slowly than the cost of interest bearing liabilities at least partially attributable to the mix of new businesses. Even though the Federal Reserve has raised short-term interest rates nine times over the past twelve months, for a total of 225 basis points, the impact on long-term earning asset yields has not been as significant. However, despite the increases in short-term interest rates and the resulting flattening of the yield curve, the second quarter 2005 net interest margin has declined only 4 basis points compared to the second quarter 2004, reflecting efforts to structure the balance sheet and loan and deposit pricing decisions to neutralize the impact that changes in market interest rates might have on earnings. AmSouth remains essentially neutral in terms of interest rate risk, which is discussed in the next section of this report.

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

Interest Rate Sensitivity

(Dollars in millions)

	June 30				Policy Limit
	2005		2004
	% Change	$ Change	% Change	$ Change
+100bp	0.37%	$5.8	0.27%	$4.2	+/- 2.5%
-100bp	(1.16%)	($18.0)	(0.84%)	($13.0)	+/- 2.5%

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

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At June 30, 2005, AmSouth had interest rate swaps in the notional amount of approximately $3.5 billion, of which $2.3 billion were “receive fixed/pay floating” rate swaps and $1.2 billion were “pay fixed/receive floating.” AmSouth began entering into “pay fixed/receive floating” rate swaps during the fourth quarter of 2003 in anticipation of a rising interest rate cycle. Consistent with AmSouth’s overall asset/liability management process, “pay fixed/receive floating” rate swaps and additional long-term funding were put in place to achieve the desired interest rate risk profile. Of all swaps, $1.3 billion of notional value was used to hedge the cash flows of variable-rate commercial loans, $200 million was used to hedge the cash flows associated with variable rate bank notes, $1.0 billion was used to hedge the anticipated reissuance of Federal funds purchased, $1.0 billion was used to hedge the fair value of corporate and bank debt, and $33 million was used to hedge the fair value of a fixed-rate certificate of deposit. During the remainder of 2005, $450 million of notional value in interest rate swaps is scheduled to mature.

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

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At June 30, 2005, AmSouth had $50.4 million of assets and $50.2 million of liabilities associated with $2.5 billion notional amount of interest rate contracts with corporate customers and $2.5 billion notional amount of offsetting interest rate contracts with other financial institutions to mitigate AmSouth’s rate exposure on its corporate customers’ contracts.

Credit Quality

The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated probable credit losses for specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Actual losses can vary from Management’s estimates. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. In determining the appropriate level for the allowance, Management ensures that the overall allowance appropriately reflects the current macroeconomic conditions, industry exposure, and a margin for the imprecision inherent in the estimates of expected credit losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by Senior Management and reviewed by the Risk Committee of the Board of Directors.

At June 30, 2005, the allowance for loan losses was $365.6 million, or 1.09 percent of loans net of unearned income, compared to $366.8 million, or 1.12 percent, at December 31, 2004 and $382.5 million, or 1.22 percent, at June 30, 2004. This reduction in the amount of allowance from June 30, 2004 to June 30, 2005 reflects the benefits of stricter underwriting standards on the consumer portfolios implemented several years ago, the sale of the credit card portfolio in the fourth quarter of 2004, a shift in the mix of the portfolio to products/customers that have lower credit risk characteristics, and improved general economic conditions. The level of allowance is relatively flat from December 31, 2004 to June 30, 2005. Economic risks identified at the end of 2004, including higher and more volatile energy prices, increases in short-term interest rates, and higher commodity prices, all remain a concern at the end of the second quarter. The ending balance at June 30, 2005 reflects a reduction in the allowance of $2.7 million related to the sale of $530 million in equity loans during the first six months of 2005. Table 5 presents a five-quarter analysis of the allowance for loan losses.

Net charge-offs for the quarter ended June 30, 2005, were $17.6 million, or 0.21 percent of average loans on an annualized basis, a decrease of $9.0 million from the $26.6 million, or 0.35 percent of average loans, reported in the same period a year earlier. For the six months ended June 30, 2005, net charge-offs were $36.7 million, or 0.22 percent, compared to $54.6 million, or 0.36 percent, for the same period of 2004. The decrease in net charge-offs is consistent with the positive current economy and was primarily the result of a decrease in consumer net charge-offs. AmSouth sold its $550 million credit card portfolio during the fourth quarter of 2004, which resulted in a shift in the mix of the loan portfolio to include a larger proportion of consumer loans secured by real estate. The decrease in consumer net charge-offs was somewhat offset by an increase in commercial and commercial real estate net charge-offs.

In the second quarter of 2005, consumer net charge-offs decreased $8.6 million compared to the same period a year earlier and decreased $20.0 million for the first six months of 2005 compared to the same period in 2004. The decreases, both quarterly and year-to-date, occurred in most categories of consumer loans. Net charge-offs for the revolving credit portfolio were down $4.6 million in the second quarter of 2005 and $9.0 million for the first six months of 2005, when compared to the same periods in 2004. The decrease reflects the sale of AmSouth’s $550 million credit card portfolio during the fourth quarter of 2004.

Net charge-offs in the dealer indirect portfolio were $1.1 million for the second quarter of 2005 and $4.4 million for the first six months of 2005, a decrease of $2.6 million and $5.4 million, respectively, from the corresponding periods in 2004. The decrease in dealer indirect net charge-offs reflected higher-quality underwriting coupled with the runoff of older higher-risk vintages, as well as strengthening used car auction prices and enhanced collection procedures.

Net charge-offs in the equity loans and lines portfolio were $3.6 million for the second quarter of 2005 and $7.5 million for the first six months of 2005, a decrease of $2.0 million and $5.3 million, respectively, from the corresponding periods in 2004. The decrease in equity loan and line net charge-offs reflected higher-quality underwriting, enhanced collection procedures, and runoff or sale of older higher-risk vintages. In addition, beginning in late 2003, AmSouth began purchasing insurance to protect against the credit risk for certain originated equity loans and lines with loan-to-value ratios up to 100 percent. The insurance policy provides for the sale of the loan or line, at par, to the insurance company when the loan or line becomes 120 days delinquent. AmSouth’s policy is to charge down equity loans and lines to net realizable value when they become 180 days delinquent. Therefore, there are no material losses on these loans and lines expected in the future. The insurance premiums are paid monthly based on a percentage of the outstanding balances of the funded loans and lines. As of June 30, 2005, approximately $266.9 million of loans and lines were insured. Included in noninterest expense for the six months ended June 30, 2005 is approximately $1.4 million in insurance premiums. Given the volume and premium levels to date, the impact on the provision and the allowance for loan losses has not been material. The reduced risk exposure is considered in the calculation of the allowance for loan losses.

During the second quarter and first six months of 2005, commercial and commercial real estate net charge-offs decreased $0.3 million and increased $2.1 million, respectively, compared to the same periods a year earlier. The year-to-date increase in commercial and commercial real estate net charge-offs primarily reflected a return to more normal recovery levels during the first six months of 2005 compared to the same period in 2004.

The provision for loan losses for the second quarter and first six months of 2005 was $17.7 million and $38.3 million, respectively, compared to $26.6 million and $54.7 million for the corresponding year-earlier periods.

At June 30, 2005, nonperforming assets decreased $20.6 million compared to year-end 2004 due to the combined results of an $18.1 million decline in nonaccrual loans, a $1.8 million decline in foreclosed properties and a $743 thousand decline in repossessions. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 16 basis points to 0.27 percent compared to 0.43 percent at June 30, 2004, reflecting a $45.6 million decrease in nonperforming assets. The coverage ratio of the allowance for loan losses to nonperforming loans was 519 percent at June 30, 2005, an increase of 147 percentage points from the June 30, 2004 ratio. Table 6 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans from December 31, 2004 reflects a $12.4 million decrease in nonaccrual consumer loans and a $5.7 million decrease in nonaccrual commercial and commercial real estate loans. The decrease in total nonaccruing loans is reflective of improved portfolio quality. AmSouth had no nonperforming assets considered troubled debt restructured loans at June 30, 2005 and 2004. The decrease in foreclosed properties was primarily the result of one commercial real estate property that was sold in the second quarter of 2005.

Included in nonperforming assets at June 30, 2005 and 2004, was $15.1 million and $46.8 million, respectively, of loans that were considered to be impaired, substantially all of which were on a nonaccrual basis. At June 30, 2005 and 2004, there was $5.1 million and $11.1 million, respectively, in the allowance for loan losses specifically allocated to $12.3 million and $25.9 million, respectively, of impaired loans. No specific reserves were required for $2.8 million and $20.9 million of impaired loans at June 30, 2005 and 2004, respectively. The average balance in impaired loans for the three months ended June 30, 2005 and 2004 was $20.1 million and $44.6 million, respectively, and $28.9 million and $46.7 million, respectively, for the six months ended June 30, 2005 and 2004. AmSouth recorded no material interest income on its impaired loans during the six months ended June 30, 2005. At June 30, 2005 and 2004, AmSouth had approximately $5.7 million and $23.3 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which Management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $23.3 million in 2004, only $3.5 million remained categorized as potential problem loans at June 30, 2005. The remaining balances either migrated to nonperforming status or were no longer considered potential problem loans at June 30, 2005. The lower level of potential problem loans at June 30, 2005 is reflective of the current economy and AmSouth’s underwriting discipline, both of which have contributed to the credit performance in the commercial portfolio.

Noninterest Revenues

Noninterest revenues were $223.2 million during the second quarter of 2005, a 2.2 percent increase from the second quarter of 2004. For the first six months of 2005, noninterest revenues were $438.6 million, relatively stable when compared with the same period in 2004. The changes in noninterest revenues were driven by various categories and factors discussed below.

Service charge revenues for the three months and six months ended June 30, 2005 decreased $2.9 million or 3.1 percent, and $11.1 million or 5.9 percent, respectively, compared to the corresponding period in 2004. The decrease in service charges reflects the overall increase in commercial deposit balances experienced in the second quarter and first six months of 2005 when compared to the same periods in 2004. These higher balances, which also have a higher earnings credit rate credited against fees, are being used to pay for services in lieu of hard dollar charges. In addition, the decrease in commercial service charges reflects a shift in the mix of transactions being processed. Electronic transactions, which carry lower processing fees, are becoming a larger percentage of all transactions processed. These trends in commercial service charges are expected to continue throughout 2005.

Consumer investment services income for the second quarter of 2005 decreased $3.1 million or 13.9 percent compared to the second quarter of 2004. On a year-to-date basis, consumer investment services income declined $3.4 million or 8.1 percent during 2005 when compared to 2004. These decreases reflect lower sales of fixed-rate annuities resulting from a flattening of the yield curve.

Interchange income grew $2.1 million and $7.0 million for the three months and six months ended June 30, 2005 or 10.2 percent and 18.9 percent compared to the corresponding periods in 2004. This increase was primarily due to increases in transaction volumes. AmSouth has 1.7 million checkcards and more than 1,200 ATMs generating interchange fees.

The increase in commercial credit fee income of $2.8 million or 25.4 percent and $3.2 million or 14.6 percent for the three and six months periods ended June 30, 2005 compared to the same periods in 2004 was driven by higher demand from commercial customers for interest rate swaps to lock in their long-term financing costs.

In addition, there was a decrease in portfolio income and bank owned life insurance (BOLI) income during the second quarter and first six months of 2005 compared to the same periods in 2004. The decline in portfolio income was due to lower gains on sales of securities in 2005 compared to 2004, reflecting changes in market rates. The decrease in BOLI income was primarily the result of lower rates and benefit payments during 2005 when compared to 2004.

For the second quarter of 2005, other noninterest revenues increased $11.9 million compared to the same period in 2004. On a year-to-date basis, other noninterest revenues increased $23.0 million. The year-to-date increase reflects the following transactions during the first six months of 2005. A $6.9 million gain was realized on the sale of approximately $455 million of fixed-rate home equity loans. A $2.2 million gain was realized from the sale of approximately $212 million of student loans. AmSouth also recognized an $8.0 million gain from the prepayment of approximately $925 million of Federal Home Loan Bank advances that were subject to being called in the near future. AmSouth recognized $3.7 million in derivative income in March 2005 related to market valuation adjustments after the termination of a hedge. Finally, a $3.0 million gain was realized from the sale of a small equity interest in an ATM network which occurred during the first quarter of 2005.

Noninterest Expenses

Noninterest expenses for the second quarter of 2005 rose $3.2 million or 1.0 percent compared to the same period in 2004 and remained relatively stable for the first six months of 2005 compared to the corresponding period in 2004. The modest increase in noninterest expenses was primarily related to increases in salaries and employee benefits, net occupancy and equipment expenses, which were offset by decreases in postage and office supplies, marketing, professional fees, and other expenses.

The increase in salaries and employee benefits during the first six months of 2005 reflects merit increases, higher production-based incentives and pension costs. The increase in net occupancy and equipment expenses relate to continued investment in new branches throughout 2004. The decrease in postage and supplies is due to increased management focus in gaining operating efficiencies. The decrease in marketing expense was a result of higher costs to support initiatives to attract new business and various other marketing campaigns during 2004. The decrease in professional fees reflects higher expenses to support revenue initiatives in 2004 when compared to 2005.

Liquidity and Off-Balance Sheet Arrangements

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset and Liability Committee, which consists of members of AmSouth’s Senior Management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares AmSouth’s liquidity position to established corporate liquidity policies on a monthly basis. At June 30, 2005, AmSouth was within all of the Company’s established liquidity policies.

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

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow AmSouth to utilize its asset capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At June 30, 2005, the outstanding balance of commercial loans sold to conduits was $618 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages to third-party conduits. The remaining outstanding balances associated with these transactions were $509 million at June 30, 2005. These balances decreased from $1.2 billion in outstanding loan balances in both conduits at December 31, 2004. While the conduit transactions have been a source of funding, these off-balance sheet arrangements have the potential to require AmSouth to provide funding to the conduits in the event of a liquidity shortage. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At June 30, 2005, AmSouth had $75.4 million of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in other liabilities on the consolidated balance sheets.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth (as the provider of the credit support), which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At June 30, 2005, AmSouth had liquidity lines of credit supporting these transactions of $1.1 billion. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that sufficient sources of liquidity are available to meet demand. AmSouth also reviews the impact of drawdowns of these liquidity lines on its regulatory capital requirements. As of June 30, 2005, this analysis showed that AmSouth would retain a well-capitalized position even if the liquidity lines were completely drawn.

Capital Adequacy

At June 30, 2005, shareholders’ equity totaled $3.6 billion or 7.20 percent of total assets while average equity as a percentage of average assets for the three month and six month periods ended June 30, 2005 was 7.03 percent for both periods. Since December 31, 2004, shareholders’ equity increased $69.4 million. Net income for the first six months of 2005 was $363.2 million and was largely offset by the declaration of dividends of $175.2 million and the purchase of 7.0 million shares of AmSouth common stock for $180.9 million during the first six months of 2005. The effects of derivatives and available-for-sale securities were not significant. Employee stock plans, direct stock purchases and dividend reinvestment contributed to the remaining increase to shareholder’s equity.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2005 and 2004. At June 30, 2005, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2005.

Sale of Mutual Fund Management Business

On June 27, 2005, AmSouth and Pioneer Investment Management, Inc. (Pioneer) signed a definitive agreement pursuant to which Pioneer will acquire AmSouth’s mutual fund management business, subject to fund shareholder and regulatory approval. The AmSouth Funds comprise 23 mutual funds with $5.5 billion in assets under management. AmSouth anticipates a pre-tax gain of approximately $50 million upon completion of the transaction, which is expected to take place late in the third quarter of 2005. AmSouth is evaluating alternatives to redeploy the proceeds of the transaction, including share repurchases, debt repayment or other actions.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $2.00 to $2.06 for the full year, excluding any impact from the gain and possible redeployment of the proceeds from the sale of AmSouth’s mutual fund management business.

See the discussion of “Forward-Looking Statements” on page 2 for a discussion of factors that could affect AmSouth’s earnings outlook.

Table 1 - Financial Summary

	June 30		% Change
	2005	2004
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$33,533,382	$31,351,497	7.0%
Interest-earning assets	46,191,133	44,314,099	4.2
Total assets	50,546,831	48,295,813	4.7
Total deposits	35,313,708	32,139,244	9.9
Shareholders’ equity	3,638,225	3,295,478	10.4
Year-to-date average balances:
Loans net of unearned income	$33,285,458	$30,169,686	10.3%
Interest-earning assets*	45,968,517	42,635,928	7.8
Total assets	50,318,828	46,847,692	7.4
Total deposits**	34,785,672	31,169,675	11.6
Shareholders’ equity	3,539,233	3,281,997	7.8

*	Excludes adjustment for market valuation on available-for-sale securities and certain noninterest-earning marketable equity securities.
**	Statement 133 valuation adjustments related to time deposits are included in other liabilities.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2005	2004		2005	2004
	(In thousands except per share data)			(In thousands except per share data)
Earnings summary
Net income	$184,599	$166,963	10.6%	$363,244	$327,062	11.1%
Earnings per common share – basic	0.52	0.47	10.6	1.03	0.93	10.8
Earnings per common share – diluted	0.52	0.47	10.6	1.01	0.92	9.8
Return on average assets (annualized)	1.47%	1.41%		1.46%	1.40%
Return on average equity (annualized)	20.92	20.31		20.70	20.04
Operating efficiency	51.41	52.83		52.06	53.70
Selected ratios
Average equity to assets	7.03%	6.92%		7.03%	7.01%
End-of-period equity to assets	7.20	6.82		7.20	6.82
End-of-period tangible equity to assets	6.65	6.23		6.65	6.23
Allowance for loan losses to loans net of unearned income	1.09	1.22		1.09	1.22
Common stock data
Cash dividends declared	$0.25	$0.24		$0.50	$0.48
Book value at end of period	10.33	9.32		10.33	9.32
Market value at end of period	26.00	25.47		26.00	25.47
Average common shares outstanding – basic	352,054	351,602		353,170	351,399
Average common shares outstanding – diluted	357,026	356,314		357,914	356,611

Table 2 - Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2005						2004
	Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$33,361,522	$460,473	5.54%	$33,208,549	$437,686	5.35%	$32,525,563	$421,074	5.15%	$32,079,701	$405,127	5.02%	$30,633,629	$382,677	5.02%
Available-for-sale securities, amortized cost	6,322,703	74,597	4.73	6,385,445	76,355	4.85	6,369,885	77,107	4.82	6,508,524	81,785	5.00	6,559,420	81,249	4.98
Market valuation on available-for-sale securities	(87,157)			(41,821)			(25,440)			(92,985)			(45,289)

Total available-for-sale securities (3)	6,235,546			6,343,624			6,344,445			6,415,539			6,514,131
Held-to-maturity securities	6,052,066	75,081	4.98	6,145,136	76,115	5.02	6,043,965	73,896	4.86	5,865,560	70,976	4.81	5,929,467	67,685	4.59

Total investment securities (4)	12,287,612	149,678	4.85	12,488,760	152,470	4.93	12,388,410	151,003	4.84	12,281,099	152,761	4.91	12,443,598	148,934	4.80
Other interest-earning assets	271,607	3,188	4.71	189,569	1,917	4.10	285,158	4,810	6.71	231,207	3,035	5.22	378,235	3,531	3.75

Total interest-earning assets (4)	45,920,741	613,339	5.35	45,886,878	592,073	5.23	45,199,131	576,887	5.07	44,592,007	560,923	4.99	43,455,462	535,142	4.95
Cash and other assets	4,788,931			4,777,741			4,706,442			4,575,623			4,672,343
Allowance for loan losses	(368,375)			(368,509)			(370,052)			(381,316)			(385,514)

	$50,341,297			$50,296,110			$49,535,521			$48,786,314			$47,742,291

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,957,590	20,356	1.17	$6,979,278	16,345	0.95	$6,808,245	12,369	0.72	$6,865,461	10,237	0.59	$6,829,555	8,640	0.51
Money market and savings deposits	9,974,400	36,956	1.49	9,512,976	29,368	1.25	8,306,523	17,376	0.83	7,875,270	10,599	0.54	7,847,980	9,688	0.50
Time deposits (5)	9,215,524	68,855	3.00	9,457,697	65,279	2.80	9,574,231	63,827	2.65	9,383,477	59,636	2.53	9,133,052	57,712	2.54
Foreign deposits	1,256,394	6,697	2.14	1,537,030	6,803	1.80	1,655,500	6,063	1.46	1,611,387	4,361	1.08	1,527,336	3,598	0.95
Federal funds purchased and securities sold under agreements to repurchase	2,866,029	17,507	2.45	3,022,943	16,354	2.19	3,394,875	15,246	1.79	3,338,866	11,707	1.39	2,837,459	8,185	1.16
Other interest-bearing liabilities (5)	7,441,068	73,498	3.96	7,355,899	67,277	3.71	7,682,934	72,015	3.73	8,165,955	77,827	3.79	8,163,063	75,411	3.72

Total interest-bearing liabilities	37,711,005	223,869	2.38	37,865,823	201,426	2.16	37,422,308	186,896	1.99	37,240,416	174,367	1.86	36,338,445	163,234	1.81

Net interest spread (4)			2.97%			3.07%			3.08%			3.13%			3.14%

Noninterest-bearing demand deposits	7,454,032			7,225,621			6,978,442			6,643,642			6,516,977
Other liabilities (5)	1,636,182			1,666,288			1,643,590			1,551,933			1,581,233
Shareholders’ equity	3,540,078			3,538,378			3,491,181			3,350,323			3,305,636

	$50,341,297			$50,296,110			$49,535,521			$48,786,314			$47,742,291

Net interest income/margin on a taxable equivalent basis (4)		389,470	3.40%		390,647	3.45%		389,991	3.43%		386,556	3.44%		371,908	3.44%

Taxable equivalent adjustment: (6)
Loans		6,304			6,311			6,244			6,097			6,075
Available-for-sale securities		524			564			589			607			672
Held-to-maturity securities		3,999			4,019			3,946			3,946			3,751
Trading securities		-0-			5			-0-			-0-			-0-

Total taxable equivalent adjustment		10,827			10,899			10,779			10,650			10,498

Net interest income		$378,643			$379,748			$379,212			$375,906			$361,410

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $2,774,000, $2,327,000, $4,780,000, $6,741,000 and $9,647,000, for the three months ended June 30, 2005, March 31, 2005, December 31 2004, September 30, 2004 and June 30, 2004, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for total available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3-Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2005			2004
	Six Months Ended June 30			Six Months Ended June 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$33,285,458	$898,159	5.44%	$30,169,686	$764,634	5.10%
Available-for-sale securities, amortized cost	6,353,901	150,952	4.79	6,531,439	165,329	5.09
Market valuation on available-for-sale securities	(64,615)			(9,300)

Total available-for-sale securities (3)	6,289,286			6,522,139
Held-to-maturity securities	6,098,344	151,196	5.00	5,602,744	134,018	4.81

Total investment securities (4)	12,387,630	302,148	4.89	12,124,883	299,347	4.96
Other interest-earning assets	230,814	5,105	4.46	332,059	6,440	3.90

Total interest-earning assets (4)	45,903,902	1,205,412	5.29	42,626,628	1,070,421	5.05
Cash and other assets	4,783,368			4,607,287
Allowance for loan losses	(368,442)			(386,223)

	$50,318,828			$46,847,692

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,968,374	36,701	1.06	$6,582,112	15,986	0.49
Money market and savings deposits	9,744,963	66,324	1.37	7,761,363	19,003	0.49
Time deposits (5)	9,335,941	134,134	2.90	9,149,917	119,760	2.63
Foreign deposits	1,395,937	13,500	1.95	1,366,187	6,187	0.91
Federal funds purchased and securities sold under agreements to repurchase	2,944,052	33,861	2.32	2,607,838	14,830	1.14
Other interest-bearing liabilities	7,398,719	140,775	3.84	8,175,212	152,607	3.75

Total interest-bearing liabilities	37,787,986	425,295	2.27	35,642,629	328,373	1.85

Net interest spread (4)			3.02%			3.20%

Noninterest-bearing demand deposits	7,340,457			6,310,096
Other liabilities (5)	1,651,152			1,612,970
Shareholders’ equity	3,539,233			3,281,997

	$50,318,828			$46,847,692

Net interest income/margin on a taxable equivalent basis (4)		780,117	3.42%		742,048	3.50%

Taxable equivalent adjustment: (6)
Loans		12,615			12,317
Available-for-sale securities		1,088			1,333
Held-to-maturity securities		8,018			7,491
Trading securities		5			-0-

Total taxable equivalent adjustment		21,726			21,141

Net interest income		$758,391			$720,907

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $5,101,000 and $18,274,000, for the six months ended June 30, 2005 and 2004, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for the total investment securities and total interest-earning assets excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4 - Loans and Credit Quality

	Loans* June 30		Nonperforming Loans** June 30		Net Charge-offs Six Months Ended June 30
	2005	2004	2005	2004	2005	2004
	(In thousands)
Commercial:
Commercial & industrial	$5,961,937	$5,515,740	$35,299	$45,275	$14,145	$13,560
Commercial loans - secured by real estate	2,381,944	2,197,646	15,395	21,356	937	588
Commercial leases	2,239,314	1,974,396	1,656	2,899	182	(297)

Total commercial	10,583,195	9,687,782	52,350	69,530	15,264	13,851

Commercial real estate:
Commercial real estate mortgages	2,922,692	2,642,411	2,738	3,670	730	(301)
Real estate construction	3,364,146	2,568,776	1,837	2,912	1,321	1,630

Total commercial real estate	6,286,838	5,211,187	4,575	6,582	2,051	1,329

Consumer:
Residential first mortgages	5,692,014	4,189,126	11,649	18,393	1,722	1,443
Equity loans and lines	7,427,904	7,514,199	1,588	8,057	7,451	12,796
Dealer indirect	3,087,815	3,627,608	17	23	4,444	9,873
Revolving credit	23,538	555,763	-0-	-0-	964	9,965
Other consumer	432,078	565,832	242	85	4,827	5,317

Total consumer	16,663,349	16,452,528	13,496	26,558	19,408	39,394

	$33,533,382	$31,351,497	$70,421	$102,670	$36,723	$54,574

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5 - Allowance for Loan Losses

	2005		2004
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	(Dollars in thousands)
Balance at beginning of period	$366,836	$366,774	$381,255	$382,482	$382,450
Loans charged off	(27,170)	(29,679)	(44,277)	(39,799)	(38,202)
Recoveries of loans previously charged off	9,528	10,598	11,146	11,062	11,634

Net charge-offs	(17,642)	(19,081)	(33,131)	(28,737)	(26,568)
Addition to allowance charged to expense	17,700	20,600	44,250	28,800	26,600
Allowance sold	(1,268)	(1,457)	(25,600)	(1,290)	-0-

Balance at end of period	$365,626	$366,836	$366,774	$381,255	$382,482

Allowance for loan losses to loans net of unearned income	1.09%	1.11%	1.12%	1.17%	1.22%
Net charge-offs to average loans net of unearned income (annualized)	0.21%	0.23%	0.41%	0.36%	0.35%
Allowance for loan losses to nonperforming loans*	519.20%	420.42%	414.49%	410.14%	372.54%
Allowance for loan losses to nonperforming assets*	406.40%	325.44%	331.64%	319.76%	282.17%

*	Exclusive of accruing loans 90 days past due.

Table 6 - Nonperforming Assets

	2005		2004
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Nonaccrual loans*	$70,421	$87,255	$88,488	$92,958	$102,670
Foreclosed properties	17,791	23,258	19,609	23,043	29,586
Repossessions	1,755	2,208	2,498	3,231	3,295

Total nonperforming assets*	$89,967	$112,721	$110,595	$119,232	$135,551

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.27%	0.34%	0.34%	0.37%	0.43%
Accruing loans 90 days past due	$49,185	$50,718	$51,117	$63,727	$52,972

*	Exclusive of accruing loans 90 days past due.

Table 7 - Investment Securities

	June 30, 2005		June 30, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available-for-sale:
U.S. Treasury and federal agency securities	$85,315	$83,886	$182,792	$174,008
State, county and municipal securities	40,916	42,406	51,222	53,172
Mortgage-backed securities and collateralized mortgage obligations	5,758,577	5,706,576	6,049,793	5,900,540
Equity securities	337,526	336,242	447,825	445,855
Other debt securities	-0-	3,723	10,532	13,122

	$6,222,334	$6,172,833	$6,742,164	$6,586,697

Held-to-maturity:
U.S. Treasury and federal agency securities	$53,717	$54,358	$90,598	$89,620
State, county and municipal securities	347,291	371,611	351,684	369,165
Mortgage-backed securities and collateralized mortgage obligations	5,668,168	5,637,276	5,558,201	5,443,325
Other securities	3,722	3,881	3,549	3,720

	$6,072,898	$6,067,126	$6,004,032	$5,905,830

NOTE:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined available-for-sale and held-to-maturity portfolios at June 30, 2005, were approximately 3.9 years and 4.55%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.3 years.

Table 8 - Other Interest-Bearing Liabilities

	June 30
	2005	2004
	(In thousands)
Short-term borrowings:
Federal funds purchased	$1,250,444	$563,784
Securities sold under agreements to repurchase	1,592,307	1,581,737

Total federal funds purchased and securities sold under agreements to repurchase	2,842,751	2,145,521

Treasury, tax and loan notes	425,390	1,262,078
Short-term bank notes	-0-	49,453
Commercial paper	1,687	14,135
Other borrowings	45,933	45,227

Total other borrowed funds	473,010	1,370,893

Total short-term borrowings	$3,315,761	$3,516,414

Long-term debt:
Long-term Federal Home Loan Bank advances	$3,238,993	$5,779,709

Other long-term debt:
4.85% Subordinated Notes Due April 2013 (Issued by AmSouth Bank)	497,105	496,731
5.20% Subordinated Notes Due April 2015 (Issued by AmSouth Bank)	347,238	-0-
6.45% Subordinated Notes Due February 2018 (Issued by AmSouth Bank)	301,285	301,782
6.125% Subordinated Notes Due March 2009	174,837	174,792
6.75% Subordinated Debentures Due November 2025	149,994	149,977
7.25% Senior Notes Due May 2006	99,941	99,869
6.625% Subordinated Notes Due December 2005	49,973	49,921
90-Day London Interbank Offered Rate (LIBOR) floating-rate bank notes	800,000	600,000
2.82% fixed-rate bank notes	200,000	200,000
Long-term securities sold under agreements to repurchase	717,455	-0-
Other long-term notes payable	284	511
Statement 133 valuation adjustment	21,061	10,630

Total other long-term debt	3,359,173	2,084,213

Total long-term debt	$6,598,166	$7,863,922

Table 9 - Capital Amounts and Ratios

	June 30
	2005		2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,399,922	8.17%	$3,131,246	7.79%
AmSouth Bank	3,680,265	8.86	3,404,399	8.48
Total capital:
AmSouth	$4,843,906	11.64%	$4,377,074	10.89%
AmSouth Bank	5,019,533	12.09	4,470,413	11.14
Leverage:
AmSouth	$3,399,922	6.79%	$3,131,246	6.60%
AmSouth Bank	3,680,265	7.36	3,404,399	7.19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 19 and 20 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of June 30, 2005 under the supervision of and with the participation of AmSouth’s Management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s Management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of June 30, 2005. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2005	508,142	25.79	494,000	17,201,633
May 1 - 31, 2005	878,436	26.24	875,400	16,326,233
June 1 - 30, 2005	661,341	26.12	660,200	15,666,033
Total	2,047,919	26.09	2,029,600	15,666,033

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended June 30, 2005. Of the shares repurchased during the three months ended June 30, 2005, 18,319 were related to employee compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of AmSouth was held on April 21, 2005, at which meeting the shareholders (i) elected three nominees as directors; (ii) ratified the appointment of Ernst & Young, LLP as independent auditors; and (iii) failed to approve a shareholder proposal related to political contributions. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld	Abstentions	Broker Nonvotes
Earnest W. Deavenport, Jr.	281,210,806	11,022,535	N/A	N/A
James R. Malone	273,250,968	18,982,373	N/A	N/A
Ronald L. Kuehn, Jr.	280,112,589	12,120,752	N/A	N/A

RATIFICATION OF THE APPOINTMENT

OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
287,384,193	8,116,743	2,378,200	N/A

SHAREHOLDER PROPOSAL

Votes For	Votes Against	Abstentions	Broker Nonvotes
20,141,142	171,038,463	19,013,698	87,685,833

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 35 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2005	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

August 5, 2005	By:	/s/ BETH E. MOONEY
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