Form 10-Q
period 2005-09-30
AMSOUTH BANCORPORATION
filed 2005-11-08
CIK 3133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, AmSouth Bancorporation had 347,598,000 shares of common stock outstanding.

AMSOUTH BANCORPORATION

FORM 10-Q

Forward-Looking Statements

Statements in this document that are not purely historical are forward-looking statements (as defined in the “Private Securities Litigation Reform Act of 1995”), including any statements regarding descriptions of Management’s plans, objectives or goals for future operations, products or services, and forecasts of its revenues, earnings or other measures of performance.

Forward-looking statements are based on current Management expectations and, by their nature, are subject to risks and uncertainties. A number of factors – many of which are beyond AmSouth’s control – could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Factors which could cause results to differ materially from current Management expectations include, but are not limited to: the effects of previously disclosed regulatory settlements on AmSouth’s branch expansion plans; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; adverse changes in the financial performance and/or condition of AmSouth’s borrowers, which could impact the repayment of such borrowers’ loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2005	December 31 2004	September 30 2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,223,228	$966,993	$1,073,175
Trading securities	39,186	1,883	1,121
Available-for-sale securities	6,033,746	6,322,665	6,516,319
Held-to-maturity securities (market value of $5,759,141, $6,199,451 and $6,089,342, respectively)	5,821,967	6,188,010	6,068,666
Loans held for sale	460,816	103,273	240,879
Loans	35,064,456	33,512,398	33,210,442
Less: Allowance for loan losses	384,647	366,774	381,255
Unearned income	729,287	711,061	708,221

Net loans	33,950,522	32,434,563	32,120,966
Other interest-earning assets	88,476	36,149	63,151
Premises and equipment, net	1,088,322	1,060,574	1,053,923
Cash surrender value—bank owned life insurance	1,144,048	1,111,934	1,100,576
Accrued interest receivable and other assets	1,255,074	1,322,327	1,449,086

	$51,105,385	$49,548,371	$49,687,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$8,022,022	$7,182,806	$6,798,077
Interest-bearing demand	6,838,125	7,115,545	6,817,361
Money market and savings	9,928,034	8,810,972	7,814,945
Time	9,710,125	9,476,075	9,560,652
Foreign	1,181,819	1,647,381	928,381

Total deposits	35,680,125	34,232,779	31,919,416
Federal funds purchased and securities sold under agreements to repurchase	3,374,744	2,291,988	2,497,632
Other borrowed funds	681,618	429,098	1,964,121
Long-term Federal Home Loan Bank advances	2,388,222	4,371,745	5,678,135
Other long-term debt	3,634,730	2,899,773	2,108,128

Total deposits and interest-bearing liabilities	45,759,439	44,225,383	44,167,432
Accrued expenses and other liabilities	1,768,491	1,754,147	2,069,872

Total liabilities	47,527,930	45,979,530	46,237,304

Shareholders’ equity:
Preferred stock — no par value:
Authorized — 2,000,000 shares Issued and outstanding — none	-0-	-0-	-0-
Common stock — par value $1 a share:
Authorized — 750,000,000 shares Issued — 416,723,000, 416,748,000 and 416,753,000 shares, respectively	416,723	416,748	416,753
Additional paid-in capital	734,850	726,411	714,278
Retained earnings	3,755,478	3,492,873	3,406,363
Cost of common stock in treasury — 68,161,000, 60,438,000 and 62,118,000 shares, respectively	(1,196,160)	(986,510)	(1,019,471)
Deferred compensation on restricted stock	(14,733)	(12,947)	(13,697)
Accumulated other comprehensive loss	(118,703)	(67,734)	(53,668)

Total shareholders’ equity	3,577,455	3,568,841	3,450,558

	$51,105,385	$49,548,371	$49,687,862

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Loans	$481,387	$399,030	$1,366,931	$1,151,347
Available-for-sale securities	69,887	81,178	219,751	245,174
Held-to-maturity securities	68,828	67,030	212,006	193,557
Trading securities	278	39	655	136
Loans held for sale	5,675	2,863	9,787	8,760
Other interest-earning assets	459	133	1,070	579

Total interest income	626,514	550,273	1,810,200	1,599,553

INTEREST EXPENSE
Interest-bearing demand deposits	23,748	10,237	60,449	26,223
Money market and savings deposits	42,394	10,599	108,718	29,602
Time deposits	79,496	59,636	213,630	179,396
Foreign deposits	11,084	4,361	24,584	10,548
Federal funds purchased and securities sold under agreements to repurchase	23,497	11,707	57,358	26,537
Other borrowed funds	4,563	2,555	8,620	6,441
Long-term Federal Home Loan Bank advances	31,193	61,016	110,025	181,960
Other long-term debt	35,806	14,256	93,692	42,033

Total interest expense	251,781	174,367	677,076	502,740

NET INTEREST INCOME	374,733	375,906	1,133,124	1,096,813
Provision for loan losses	34,800	28,800	73,100	83,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	339,933	347,106	1,060,024	1,013,313

NONINTEREST REVENUES
Service charges on deposit accounts	95,141	96,508	271,660	284,100
Trust income	29,439	28,587	89,802	87,402
Consumer investment services income	18,668	17,565	57,575	59,906
Interchange income	22,884	19,649	66,793	56,576
Commercial credit fee income	12,178	10,369	37,019	32,043
Bank owned life insurance policies	11,386	11,377	32,479	34,656
Bankcard income	4,150	7,697	16,466	22,062
Mortgage income	5,873	4,164	14,655	15,565
Portfolio income	301	5,920	4,733	23,732
Net gain on sale of mutual fund management unit	44,007	-0-	44,007	-0-
Other noninterest revenues	15,622	11,335	63,047	35,811

Total noninterest revenues	259,649	213,171	698,236	651,853

NONINTEREST EXPENSES
Salaries and employee benefits	174,055	162,517	525,665	503,734
Net occupancy	38,342	37,953	113,629	109,531
Equipment	31,876	31,807	95,586	93,319
Postage and office supplies	10,071	10,680	30,844	34,635
Marketing	10,698	8,594	27,637	29,589
Professional fees	12,130	7,339	27,378	25,368
Settlement agreements and related professional fees	-0-	53,972	-0-	53,972
Other noninterest expenses	59,733	49,616	150,625	146,374

Total noninterest expenses	336,905	362,478	971,364	996,522

INCOME BEFORE INCOME TAXES	262,677	197,799	786,896	668,644
Income taxes	82,349	78,220	243,324	222,003

NET INCOME	$180,328	$119,579	$543,572	$446,641

Average common shares outstanding — basic	349,346	352,838	351,881	351,882
Earnings per common share — basic	$0.52	$0.34	$1.54	$1.27
Average common shares outstanding — diluted	354,654	358,272	356,816	357,169
Earnings per common share — diluted	$0.51	$0.33	$1.52	$1.25

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(In thousands)
BALANCE AT JANUARY 1, 2004	351,891	$416,878	$715,663	$3,228,533	$(1,076,644)	$(14,501)	$(40,260)	$3,229,669
Comprehensive income:
Net income	-0-	-0-	-0-	446,641	-0-	-0-	-0-	446,641
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(11,418)	(11,418)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(1,851)	(1,851)
Additional minimum pension liability adjustment	-0-	-0-	-0-	-0-	-0-	-0-	(139)	(139)

Comprehensive income								433,233
Cash dividends declared ($0.72 per share)	-0-	-0-	-0-	(255,091)	-0-	-0-	-0-	(255,091)
Common stock transactions:
Purchase of common stock	(2,098)	-0-	-0-	-0-	(50,049)	-0-	-0-	(50,049)
Employee stock plans, net	4,462	(125)	(2,500)	(11,421)	99,080	804	-0-	85,838
Direct stock purchase and dividend reinvestment plan	380	-0-	1,115	(2,299)	8,142	-0-	-0-	6,958

BALANCE AT SEPTEMBER 30, 2004	354,635	$416,753	$714,278	$3,406,363	$(1,019,471)	$(13,697)	$(53,668)	$3,450,558

BALANCE AT JANUARY 1, 2005	356,310	$416,748	$726,411	$3,492,873	$(986,510)	$(12,947)	$(67,734)	$3,568,841
Comprehensive income:
Net income	-0-	-0-	-0-	543,572	-0-	-0-	-0-	543,572
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(50,687)	(50,687)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(282)	(282)

Comprehensive income								492,603
Cash dividends declared ($0.75 per share)	-0-	-0-	-0-	(264,794)	-0-	-0-	-0-	(264,794)
Common stock transactions:
Purchase of common stock	(12,201)	-0-	-0-	-0-	(321,070)	-0-	-0-	(321,070)
Employee stock plans, net	4,129	(25)	7,633	(16,169)	103,782	(1,786)	-0-	93,435
Direct stock purchase and dividend reinvestment plan	324	-0-	806	(4)	7,638	-0-	-0-	8,440

BALANCE AT SEPTEMBER 30, 2005	348,562	$416,723	$734,850	$3,755,478	$(1,196,160)	$(14,733)	$(118,703)	$3,577,455

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in notes to consolidated financial statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$543,572	$446,641
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,100	83,500
Depreciation and amortization of premises and equipment	86,118	81,851
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	19,105	32,089
Originations and purchases of loans held for sale	(1,370,323)	(1,014,748)
Proceeds from sales of loans held for sale	1,048,433	884,112
Net gains on sales of available-for-sale securities	(4,120)	(21,532)
Net gains on sales of loans held for sale and mortgage loans	(12,009)	(9,606)
Net gains on sales of home equity loans	(6,824)	(4,884)
Net gains on sales of student loans	(2,224)	(1,560)
Net gain on sale of recreational vehicle and marine loans	-0-	(2,780)
Net gain on sale of mutual fund management unit	(44,007)	-0-
Net (increase) decrease in trading securities	(37,303)	1,618
Net increase in accrued interest receivable, bank-owned life insurance and other assets	(10,016)	(40,110)
Net increase (decrease) in accrued expenses and other liabilities	42,332	(59,898)
Provision for deferred income taxes	87,892	149,467
Amortization of intangible assets	1,969	3,369
Net gain on prepayment of Federal Home Loan Bank advances	(11,791)	-0-
Other operating activities, net	94,308	92,997

Net cash provided by operating activities	498,212	620,526

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	722,194	911,120
Proceeds from sales of available-for-sale securities	611,538	1,746,674
Purchases of available-for-sale securities	(1,172,063)	(2,057,117)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	888,970	1,284,069
Purchases of held-to-maturity securities	(545,962)	(2,352,380)
Net increase in other interest-earning assets	(52,327)	(22,933)
Net increase in loans, excluding sales of loans	(2,867,142)	(3,788,075)
Purchases of mortgage loans	-0-	(143,946)
Proceeds from sales of mortgage loans	455,025	154,844
Proceeds from sales of home equity loans	460,124	156,552
Proceeds from sales of student loans	227,812	184,457
Proceeds from sale of recreational vehicle and marine loans	-0-	87,149
Net purchases of premises and equipment	(113,866)	(171,082)
Net cash received from sale of mutual fund management unit	65,000	-0-

Net cash used in investing activities	(1,320,697)	(4,010,668)

FINANCING ACTIVITIES
Net increase in deposits	1,447,501	1,479,356
Net increase in federal funds purchased and securities sold under agreements to repurchase	1,082,756	471,379
Net increase in other borrowed funds	252,520	1,620,919
Proceeds from issuance of long-term Federal Home Loan Bank advances and other long-term debt	770,368	350,587
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(670,322)	(410,568)
Payments for prepayment of Federal Home Loan Bank advances	(1,313,209)	-0-
Cash dividends paid	(266,525)	(252,096)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment plan	96,701	89,803
Purchase of common stock	(321,070)	(50,049)

Net cash provided by financing activities	1,078,720	3,299,331

Increase (Decrease) in cash and cash equivalents	256,235	(90,811)
Cash and cash equivalents at beginning of period	966,993	1,163,986

Cash and cash equivalents at end of period	$1,223,228	$1,073,175

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2005 and 2004

Note 1 – Basis of Presentation – The consolidated financial statements conform to accounting principles generally accepted in the United States of America. The accompanying interim financial statements are unaudited; however, in the opinion of Management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income, total assets or shareholders’ equity. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (“AmSouth” or “the Company”) 2004 annual report on Form 10-K. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth and its subsidiaries (all of which are wholly owned). All significant intercompany balances and transactions have been eliminated.

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

Note 3 – Cash Flows – The following table summarizes supplemental cash flow information for the nine months ended September 30:

(In thousands)	2005	2004
Cash paid during the period for:
Interest	$650,531	$497,042
Income taxes	181,321	162,572
Transfers from loans to foreclosed properties	28,135	32,380
Transfers from foreclosed properties to loans	414	831

Note 4 – Stock-Based Compensation – AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, and performance units. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. Options granted generally vest between one and three years from the date of grant, with substantially all of the 2005 and 2004 option grants vesting ratably over three years. All of the options granted during the first nine months of 2005 and 2004 expire ten years from the date of grant. All other options outstanding generally expire not later than ten years from the date of grant.

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

AmSouth’s pro forma information is as follows:

	Three months ended September 30		Nine months ended September 30
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$180,328	$119,579	$543,572	$446,641
Add: Stock-based compensation expense included in reported net income, net of tax	688	517	1,888	1,340
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,314)	(8,441)	(20,054)	(24,742)

Pro forma	$174,702	$111,655	$525,406	$423,239

Earnings per common share:
As reported	$0.52	$0.34	$1.54	$1.27
Pro forma	0.50	0.32	1.49	1.20
Diluted earnings per common share:
As reported	$0.51	$0.33	$1.52	$1.25
Pro forma	0.49	0.31	1.47	1.19

This pro-forma information includes expenses related to all stock options granted during the third quarter and first nine months of 2005 and 2004, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ vesting period to determine the pro-forma expense for the periods.

The following table details the weighted-average assumptions used and estimated fair value:

	Three months ended September 30				Nine months ended September 30
	2005		2004		2005		2004
Risk-free interest rate	4.07%		4.11%		3.61%		3.92%
Dividend yield	3.80		3.94		3.95		3.99
Volatility factor	19.68		30.72		21.58		30.89
Weighted-average expected life	4.2	yrs	7.0	yrs	4.2	yrs	7.0	yrs
Estimated fair value	$3.73		$6.00		$3.60		$5.69

AmSouth’s stock option and restricted stock grants have accelerated vesting provisions that take effect when an employee retires. AmSouth has recognized the effect of these acceleration provisions on the date the employee actually retires (the “explicit service period”). Upon adoption of Statement 123R, AmSouth will be required to recognize the effect of these acceleration provisions when an employee becomes retirement-eligible. AmSouth will continue to recognize pro-forma compensation cost over the explicit service period for awards granted prior to the adoption of Statement 123R. Had AmSouth recognized the pro forma expense on the date an employee became retirement-eligible, the stock-based compensation expense, net of tax, disclosed above for 2005 would be higher by approximately $6 million, the impact of which would be one-time only.

Note 5 – Pension and Other Postretirement Benefits – Net periodic benefit cost includes the following components for the three months ended September 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$6,701	$5,358	$258	$218
Interest cost	11,570	10,515	571	601
Expected return on plan assets	(16,464)	(16,198)	(52)	(55)
Amortization of prior service cost/(credit)	35	11	(217)	(218)
Amortization of transitional obligation	48	48	11	11
Recognized actuarial loss	6,764	4,028	245	304

Net periodic benefit cost	$8,654	$3,762	$816	$861

Net periodic benefit cost includes the following components for the nine months ended September 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$20,101	$16,075	$774	$654
Interest cost	34,710	31,543	1,711	1,804
Expected return on plan assets	(49,390)	(48,595)	(154)	(164)
Amortization of prior service cost/(credit)	107	34	(653)	(653)
Amortization of transitional obligation	144	144	33	33
Recognized actuarial loss	20,292	12,085	735	911

Net periodic benefit cost	$25,964	$11,286	$2,446	$2,585

In October of 2005, AmSouth made a $5.8 million discretionary contribution to its retirement plan.

On December 8, 2003, the President signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The assumptions and measures contained in this note relating to the postretirement benefit plans do not reflect any amount associated with the subsidy because starting January 1, 2006, AmSouth will not provide any benefits that will qualify for this subsidy.

Note 6 – Contingencies

Legal. Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. It may take a number of years to finally resolve some of these actions because of their complexity as well as other reasons. Additionally, AmSouth and certain of its subsidiaries, which are regulated by one or more federal and state authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies resulting from these examinations, reviews and investigations. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, based upon legal counsel’s opinion, Management considers that any liability resulting from the proceedings, including the BISYS matter discussed below, would not have a material impact on the financial condition or results of operations of AmSouth.

BISYS Matter. As previously disclosed, AmSouth Bank has received a “Wells Notice” from the regional office of the SEC in Los Angeles indicating that the staff of the SEC intends to recommend that the Commission bring a civil action against AmSouth Bank and AmSouth Asset Management, Inc. for possible violations of the federal securities laws relating to its mutual fund management unit. See Note 11 regarding the sale of this unit. The potential action arose from the SEC’s investigation of the past practices of the mutual fund services unit of the BISYS Group, Inc., an outside company that provided fund administration and other services to the AmSouth Funds and many other bank-owned mutual fund families. AmSouth believes the SEC investigation primarily relates to past arrangements under which BISYS used a portion of the fees paid to it by the fund family to pay for marketing and other expenses. AmSouth has been cooperating extensively with the SEC in the BISYS investigation.

A Wells Notice is not a formal allegation or proof of wrongdoing. The notice provides AmSouth the opportunity to formally respond to the SEC staff before the staff recommends whether the SEC should take action. AmSouth has submitted its response to the SEC staff.

Income Taxes. AmSouth’s federal and state income tax returns are subject to review and examination by government authorities. In the normal course of these examinations, AmSouth is subject to challenges from federal and state authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. AmSouth is currently under examination by a number of the states in which it does business. AmSouth is also under examination by the Internal Revenue Service (IRS) for the years ended December 31, 2000 through December 31, 2002. AmSouth is currently at IRS Appeals on the issues raised in the IRS examination for the years ended December 31, 1998, September 30, 1999 and December 31, 1999 related to leveraged leasing transactions.

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

Concurrently, the FASB issued an Exposure Draft of a proposed Staff Position, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease”. This Exposure Draft specifies that a change or projected change in the timing of cash flows related to a leveraged lease transaction will result in a recalculation of the lease model and of the timing and/or amount of income recognized by a lessor for that lease by period. These changes include changes in cash flows related to the timing of deductions and assessments of additional taxes, interest, and/or penalties as a result of an actual or expected settlement with the IRS. Such changes in the expected timing of cash flows resulting from changes in the timing of tax deductions do not result in a reduction of the total net income recognized over the life of the lease. Thus, any current reductions to income previously recognized from the lease would be recognized in future periods. However, a reduction in the total income earned over the life of the lease does result if there are interest charges and/or penalties related to tax expense.

Both proposals are subject to comment periods before their final adoption and as drafted, would be effective for fiscal years ending after December 15, 2005. However, the FASB is still in deliberations on these proposals, and the provisions and effective dates may be subject to change. AmSouth is currently reviewing the potential impact of their adoption, and adoption under the guidance as currently proposed is expected to have a material impact to the consolidated financial statements at the effective date of adoption. Both proposals would require that any impact to the consolidated financial statements upon adoption would be recognized as a cumulative effect of a change in accounting principle.

Note 7 – Earnings Per Common Share – The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands except per share data)	2005	2004	2005	2004
Basic earnings per common share computation:
Numerator:
Net income	$180,328	$119,579	$543,572	$446,641
Denominator:
Average common shares outstanding	348,781	352,838	351,311	351,882
Shares issuable under deferred compensation arrangements	565	-0-	570	-0-

Average common shares outstanding – basic	349,346	352,838	351,881	351,882

Basic earnings per common share	$0.52	$0.34	$1.54	$1.27
Diluted earnings per common share computation:
Numerator:
Net income	$180,328	$119,579	$543,572	$446,641
Denominator:
Average common shares outstanding	348,781	352,838	351,311	351,882
Shares issuable under deferred compensation arrangements	565	-0-	570	-0-
Dilutive effect of options issued	5,308	5,434	4,935	5,287

Average common shares outstanding – diluted	354,654	358,272	356,816	357,169
Diluted earnings per common share	$0.51	$0.33	$1.52	$1.25

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

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended September 30
	2005			2004
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$262,677	$(82,349)	$180,328	$197,799	$(78,220)	$119,579
Other comprehensive income:
Unrealized holding gains and losses on available-for-sale securities arising during the period	(67,517)	25,657	(41,860)	141,659	(53,418)	88,241
Less: reclassification adjustment for net securities gains realized in net income	221	(83)	138	5,329	(2,004)	3,325

Net change in unrealized gains and losses on available-for-sale securities	(67,738)	25,740	(41,998)	136,330	(51,414)	84,916

Unrealized holding gains and losses on derivatives arising during the period	(5,658)	2,011	(3,647)	19,599	(6,920)	12,679
Less: reclassification adjustment for (losses) gains realized in net income	(1,191)	448	(743)	2,317	(871)	1,446

Net change in unrealized gains and losses on derivative instruments	(4,467)	1,563	(2,904)	17,282	(6,049)	11,233

Comprehensive income	$190,472	$(55,046)	$135,426	$351,411	$(135,683)	$215,728

	Nine Months Ended September 30
	2005			2004
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$786,896	$(243,324)	$543,572	$668,644	$(222,003)	$446,641
Other comprehensive income:
Unrealized holding gains and losses on available-for-sale securities arising during the period	(77,805)	29,689	(48,116)	2,178	(160)	2,018
Less: reclassification adjustment for net securities gains realized in net income	4,120	(1,549)	2,571	21,532	(8,096)	13,436

Net change in unrealized gains and losses on available-for-sale securities	(81,925)	31,238	(50,687)	(19,354)	7,936	(11,418)

Unrealized holding gains and losses on derivatives arising during the period	(3,372)	1,257	(2,115)	8,808	(3,386)	5,422
Less: reclassification adjustment for (losses) gains realized in net income	(2,938)	1,105	(1,833)	11,655	(4,382)	7,273

Net change in unrealized gains and losses on derivative instruments	(434)	152	(282)	(2,847)	996	(1,851)

Additional minimum benefit liability adjustment	—	—	—	(223)	84	(139)

Comprehensive income	$704,537	$(211,934)	$492,603	$646,220	$(212,987)	$433,233

Note 9 – Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the nine month periods ended September 30, 2005 and 2004, AmSouth repurchased 12.2 million and 2.1 million shares, respectively, primarily under this authorization at a cost of $321.1 million and $50.0 million, respectively. Cash dividends of $0.75 per common share were declared in the first nine months of 2005.

Note 10 – Business Segment Information – AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, provisions for loan losses that are in excess of or below net charge-offs, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets and other assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, and corporate expenses such as corporate overhead are also shown in Treasury & Other. Also included in Treasury and Other is the gain on the sale of AmSouth’s mutual fund management unit in 2005 and expenses related to the settlement agreements and related professional fees in 2004. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three and nine months ended September 30:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended September 30, 2005
Net interest income before internal funding	$198,238	$152,677	$47,345	$(23,527)	$374,733
Internal funding	76,654	(42,670)	1,313	(35,297)	-0-

Net interest income/(expense)	274,892	110,007	48,658	(58,824)	374,733
Noninterest revenues	121,039	33,405	49,371	55,834	259,649

Total revenues	395,931	143,412	98,029	(2,990)	634,382
Provision for loan losses	10,900	1,698	457	21,745	34,800
Noninterest expenses	194,419	50,968	51,600	39,918	336,905

Income/(Loss) before income taxes	190,612	90,746	45,972	(64,653)	262,677
Income taxes/(benefits)	71,670	34,121	17,285	(40,727)	82,349

Segment net income/(loss)	$118,942	$56,625	$28,687	$(23,926)	$180,328

Revenues from external customers	$319,277	$186,082	$43,010	$86,013	$634,382
Ending assets	22,052,080	14,626,295	6,188,575	8,238,435	51,105,385
Average assets	22,286,957	14,357,557	6,190,078	7,800,989	50,635,581
Average loans	20,477,842	13,280,244	6,127,403	(6,119,960)	33,765,529
Average deposits	25,434,652	8,667,078	4,219,513	(2,906,677)	35,414,566

Three Months Ended September 30, 2004
Net interest income before internal funding	$212,252	$119,800	$43,379	$475	$375,906
Internal funding	75,966	(11,544)	(822)	(63,600)	-0-

Net interest income/(expense)	288,218	108,256	42,557	(63,125)	375,906
Noninterest revenues	121,193	34,560	47,686	9,732	213,171

Total revenues	409,411	142,816	90,243	(53,393)	589,077
Provision for loan losses	20,785	4,493	373	3,149	28,800
Noninterest expenses	192,031	47,059	50,796	72,592	362,478

Income/(Loss) before income taxes	196,595	91,264	39,074	(129,134)	197,799
Income taxes/(benefits)	73,920	34,315	14,692	(44,707)	78,220

Segment net income/(loss)	$122,675	$56,949	$24,382	$(84,427)	$119,579

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Revenues from external customers	$333,445	$154,360	$44,548	$56,724	$589,077
Ending assets	21,842,393	12,949,523	4,671,857	10,224,089	49,687,862
Average assets	21,833,499	12,657,064	5,120,892	9,174,859	48,786,314
Average loans	20,422,598	11,650,595	5,091,998	(5,085,490)	32,079,701
Average deposits	22,862,347	7,653,070	3,627,651	(1,763,831)	32,379,237

Nine Months Ended September 30, 2005
Net interest income before internal funding	$592,584	$429,339	$141,746	$(30,545)	$1,133,124
Internal funding	225,324	(102,309)	1,806	(124,821)	-0-

Net interest income/(expense)	817,908	327,030	143,552	(155,366)	1,133,124
Noninterest revenues	359,247	105,553	151,216	82,220	698,236

Total revenues	1,177,155	432,583	294,768	(73,146)	1,831,360
Provision for loan losses	36,582	8,761	1,303	26,454	73,100
Noninterest expenses	576,434	145,756	158,632	90,542	971,364

Income/(Loss) before income taxes	564,139	278,066	134,833	(190,142)	786,896
Income taxes/(benefits)	212,116	104,553	50,697	(124,042)	243,324

Segment net income/(loss)	$352,023	$173,513	$84,136	$(66,100)	$543,572

Revenues from external customers	$951,831	$534,892	$134,647	$209,990	$1,831,360
Ending assets	22,052,080	14,626,295	6,188,575	8,238,435	51,105,385
Average assets	22,084,706	14,059,395	5,877,167	8,404,305	50,425,573
Average loans	20,449,300	12,992,675	5,827,622	(5,822,357)	33,447,240
Average deposits	25,048,569	8,460,001	4,159,325	(2,670,288)	34,997,607

Nine Months Ended September 30, 2004
Net interest income before internal funding	$601,825	$343,419	$118,953	$32,616	$1,096,813
Internal funding	235,926	(26,730)	(1,026)	(208,170)	-0-

Net interest income/(expense)	837,751	316,689	117,927	(175,554)	1,096,813
Noninterest revenues	356,222	106,926	151,720	36,985	651,853

Total revenues	1,193,973	423,615	269,647	(138,569)	1,748,666
Provision for loan losses	69,215	6,928	1,034	6,323	83,500
Noninterest expenses	575,623	140,852	160,385	119,662	996,522

Income/(Loss) before income taxes	549,135	275,835	108,228	(264,554)	668,644
Income taxes/(benefits)	206,475	103,713	40,694	(128,879)	222,003

Segment net income/(loss)	$342,660	$172,122	$67,534	$(135,675)	$446,641

Revenues from external customers	$958,047	$450,345	$143,390	$196,884	$1,748,666
Ending assets	21,842,393	12,949,523	4,671,857	10,224,089	49,687,862
Average assets	20,948,294	12,300,437	4,731,604	9,518,281	47,498,616
Average loans	19,519,770	11,283,044	4,703,058	(4,694,867)	30,811,005
Average deposits	22,883,075	7,253,511	3,546,868	(2,107,648)	31,575,806

Note 11 – Sale of Mutual Fund Management Unit – On September 26, 2005, AmSouth completed the sale of its mutual fund management unit to Pioneer Investment Management, Inc. and received cash of $65 million. AmSouth recognized a pre-tax gain in the third quarter of 2005 of approximately $44 million on the transaction, net of deal costs of approximately $6 million. In addition, $15 million of the proceeds is subject to partial repayment in the event that the assets attributable to the AmSouth Funds are redeemed (subject to certain conditions, including threshold amounts) from the Pioneer Funds within four years after the sale. Therefore, this amount was deferred and not recognized in the third quarter of 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated balance sheets of AmSouth Bancorporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

November 3, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis is part of AmSouth Bancorporation’s (“AmSouth” or “the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (SEC) and updates AmSouth’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed with the SEC. This information should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

AmSouth is a regional bank holding company headquartered in Birmingham, Alabama, with $51 billion in assets, more than 685 branch banking offices and over 1,200 ATMs. AmSouth operates in Florida, Tennessee, Alabama, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast and has three principal business segments. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, and loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset based lending and commercial leasing. Wealth Management is comprised of trust, institutional, retirement, private client services and broker-dealer services. This area includes traditional trust services as well as a substantial selection of investment management services. AmSouth also offers a complete listing of banking products and services at its web site, www.amsouth.com.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimate can have on the reported financial results include the accounting for the allowance for loan losses, pensions, derivatives and hedging activities, and income taxes. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2004 Form 10-K. There were no significant changes in these accounting policies during the first nine months of 2005.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

Third Quarter and First Nine Months Overview

AmSouth reported net income of $180 million for the third quarter of 2005, an increase of 50.8 percent over net income of $120 million during the third quarter of 2004. For the first nine months of 2005, net income was $544 million compared to net income of $447 million during the same period in 2004, an increase of 21.7 percent. Diluted earnings per share for the third quarter of 2005 were $0.51, an increase of 54.5 percent over the $0.33 per share for the same period of 2004. Diluted earnings per share for the nine months ended September 30, 2005 was $1.52 per share, an increase of 21.6 percent over the $1.25 per share for the same period in 2004. The results during the third quarter and first nine months of 2005 included solid growth in several loan categories and continued outstanding credit quality, offset in part by the effects of the further flattening of the yield curve, Hurricane Katrina, and increased competition for loans and deposits.

For the three months ended September 30, 2005 and 2004, AmSouth’s return on average assets (ROA) was 1.41 percent and 0.98 percent, respectively. For the nine months ended September 30, 2005 and 2004, AmSouth’s ROA was 1.44 percent and 1.26 percent, respectively. Return on average equity (ROE) was 20.02 percent for the third quarter of 2005 compared to 14.20 percent for the same quarter of 2004. ROE was 20.47 percent for the first nine months of 2005 compared to 18.05 percent for the same period last year.

Net income for the third quarter and first nine months of 2004 includes a $50.0 million charge for payments related to the agreements reached with the U.S. Attorney for the Southern District of Mississippi, the Federal Reserve, the Alabama Department of Banking and FinCEN (the settlement agreements). Also included in net income during these periods is approximately $4.0 million of pre-tax professional fees related to the settlement agreements. Table 1, included on pages 27 and 28 of this report, reflects a reconciliation of certain amounts and ratios as reported under generally accepted accounting principles (GAAP) compared to those amounts and ratios excluding expenses for the settlement agreements and related professional fees. These expenses represent matters which Management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business. Therefore, the presentation of this information is useful to investors in analyzing AmSouth’s financial condition and results of operations.

Excluding the impact of the settlement agreements and related professional fees, net income was $172 million and $499 million for the third quarter and first nine months of 2004, respectively, while diluted earnings per share was $0.48 and $1.40 for the same periods, respectively. Also excluding the impact of the settlement agreements and related professional fees, for the third quarter and first nine months of 2004 ROA was 1.40 percent during both periods, while ROE was 20.43 percent and 20.17 percent, respectively.

Loan balances on average for the third quarter and first nine months of 2005 increased $1.7 billion and $2.6 billion, respectively, compared to the same periods in 2004, with growth primarily in commercial, commercial real estate and residential first mortgages. However, a continuing flattening of the yield curve and competitive pressures on pricing for loans and deposits during the third quarter of 2005 contributed to a 13 basis point decline in the net interest margin compared to the same period in 2004. These factors resulted in a decrease in net interest income of $1.2 million or 0.3 percent during the third quarter of 2005 compared to the same period in 2004. Net interest income on a year-to-date basis increased $36.3 million during 2005 when compared to the same period in 2004. The year-to-date increase in net interest income reflected strong loan growth, which was funded by low-cost deposit growth.

Credit quality continued to be strong during the third quarter and first nine months of 2005. Net charge-offs for the third quarter of 2005 declined $13.0 million, or 17 basis points, from the third quarter of 2004. For the first nine months of 2005, net charge-offs were $30.8 million lower when compared to the same period in 2004. However, the provision for loan losses for the third quarter and first nine months of 2005 was $34.8 million and $73.1 million, respectively, compared to $28.8 million and $83.5 million for the corresponding prior year periods. During the third quarter of 2005, the provision for loan losses exceeded net charge-offs by $19 million. This additional provision for loan losses was largely driven by providing $15 million for the estimated losses from Hurricane Katrina and a provision for one commercial credit.

Balance Sheet Analysis

Total assets at September 30, 2005 were $51.1 billion, up 3.1 percent from $49.5 billion at December 31, 2004. This $1.6 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio. Loan production continued to be strong, but has been muted by unusually high payoffs due to the current interest rate environment. Loans net of unearned income at September 30, 2005 increased $1.5 billion compared to year-end. This increase was attributable to $1.4 billion of growth in commercial and commercial real estate loans and $0.1 billion of growth in consumer loans. Also contributing to total asset growth, loans held for sale increased $0.4 billion from December 31, 2004 to September 30, 2005, while cash and due from banks at September 30, 2005 increased $0.3 billion compared to December 31, 2004. Offsetting these increases, total available-for-sale and held-to-maturity securities decreased $0.7 billion from December 31, 2004 to September 30, 2005.

The increase in commercial loans was broad-based across most categories led by growth in commercial and industrial lending, real estate construction, and commercial real estate mortgages. These increases were driven by new business generation reflecting the benefits of sales calling efforts and continued growth in the economy as a whole. The increase in consumer loans resulted from a $0.7 billion increase in residential first mortgages, primarily related to adjustable-rate loan production that the Company has retained. Offsetting this increase was a $0.3 billion decrease in equity loans and lines and a $0.4 billion decrease in other consumer loans. Though equity lending production remained strong, customers continued to pay off higher cost variable lines, which affected net balance sheet growth. In addition, the Company sold approximately $0.5 billion of fixed-rate home equity loans and approximately $0.2 billion of student loans during the first nine months of 2005. The home equity loans sold were from portfolio vintages containing higher risk, fixed-rate loans. Also, AmSouth sells student loans periodically whenever there is sufficient volume.

The decrease in available-for-sale and held-to-maturity securities reflects AmSouth’s decision to limit reinvestment of cash flows into securities at yields that have currently been available and are viewed as unattractive for long-term investing. Portfolio cash flows have instead been used to fund loan growth.

On the liability side of the balance sheet, total deposits at September 30, 2005 increased by $1.4 billion compared to December 31, 2004. Low-cost deposits, which include noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $1.7 billion. The growth in low-cost deposits reflects broad-based sales efforts, the continuing effect of AmSouth’s money market campaign, household growth and the new branches opened in recent years. In particular, money market deposits increased $1.2 billion during the first nine months of 2005, due to the continued success of a new product offering that was introduced in the latter part of 2004.

The increased funding from low-cost deposits allowed the Company to forego the replacement of higher cost time deposits and pay down certain long-term debt. In particular, other time deposits decreased $0.2 billion from December 31, 2004 to September 30, 2005. Also, long-term Federal Home Loan Bank (FHLB) advances decreased $2.0 billion from December 31, 2004 to September 30, 2005, primarily due to prepayments of FHLB advances totaling $1.3 billion.

Other long-term debt increased $0.7 billion as a result of AmSouth Bank’s issuance of $0.3 billion in subordinated debt and $0.4 billion of long-term securities sold under agreements to repurchase during the first nine months of 2005.

Net Interest Income and Margin

Net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2005 was $385.5 million and $1,165.6 million, respectively, down $1.0 million, or 0.3 percent compared to the same quarter last year and up $37.0 million, or 3.3 percent on a year-to-date basis. The quarter over quarter decrease in net interest income is attributable to a decrease in net interest margin, which is discussed below. The year-to-date increase in net interest income reflected strong loan growth that was funded by low-cost deposit growth, partially offset by a decrease in net interest margin.

The net interest margin was 3.31 percent and 3.38 percent for the third quarter and first nine months of 2005, respectively, which is down 13 basis points and 10 basis points from the third quarter and first nine months of 2004, respectively. These decreases resulted from a decline in net interest spread. The Federal Reserve has raised short-term interest rates eleven times over the past fifteen months, for a total of 275 basis points, but there has been no corresponding increase in longer term rates. As a result, the yield curve has continued to flatten and pressure the net interest margin through narrowing spreads and increased pricing competition for both loans and deposits. AmSouth remains essentially neutral in terms of interest rate risk, which is discussed in the next section of this report.

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

Currently, AmSouth is essentially neutral, meaning that parallel shifts in the yield curve do not have a significant impact on net interest income over a twelve-month forecast horizon compared to the base case scenario. The table below illustrates the impact of a gradual 100 basis point increase or decrease from the then-current rates on net interest income. This modeling assumes a simultaneous proportional shift in market rates.

Interest Rate Sensitivity

(Dollars in millions)

	September 30				Policy Limit
	2005		2004
	% Change	$ Change	% Change	$ Change
+100bp	0.20%	$2.9	0.19%	$3.0	+/- 2.5%
-100bp	(1.17%)	($17.6)	(0.86%)	($13.3)	+/- 2.5%

The changes shown indicate a level of interest rate risk that is well within AmSouth’s policy guidelines. Current policy states that net interest income should not fluctuate more than 2.5 percent in the event that interest rates gradually increase or decrease 100 basis points over a period of twelve months. In analyzing its interest rate risk, AmSouth also runs a multitude of additional scenarios to stress the assumptions used in the analysis above. For example, the simulations above are based on a parallel shift in the yield curve for U.S. Treasury securities occurring gradually over a 12-month time period. AmSouth, however, recognizes that changes in the yield curve shape can also affect net interest income even if Federal Reserve-set short term rates remain unchanged. Net interest income at AmSouth, as at most other banks, is affected if long term rates rise or fall more rapidly than short term rates, and thereby cause the slope of the yield curve to change. Generally, a steeper slope of the yield curve (i.e., long rates greater than short rates) is favorable to financial institutions.

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge its interest rate risk. At September 30, 2005, AmSouth had interest rate swaps in the notional amount of approximately $3.8 billion, of which $2.3 billion were “receive fixed/pay floating” rate swaps and $1.5 billion were “pay fixed/receive floating.” AmSouth began entering into “pay fixed/receive floating” rate swaps during the fourth quarter of 2003 in anticipation of a rising interest rate cycle. Consistent with AmSouth’s overall asset/liability management process, “pay fixed/receive floating” rate swaps and additional long-term funding were put in place to achieve the desired interest rate risk profile. Of all swaps, $1.3 billion of notional value was used to hedge the cash flows of variable-rate commercial loans, $0.2 billion was used to hedge the cash flows associated with variable rate bank notes, $1.3 billion was used to hedge the anticipated reissuance of Federal funds purchased, $1.0 billion was used to hedge the fair value of corporate and bank debt, and $33 million was used to hedge the fair value of a fixed-rate certificate of deposit. During the remainder of 2005, $450 million of notional value in interest rate swaps is scheduled to mature.

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

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also utilizes derivatives such as interest rate swaps, caps, floors, and foreign exchange contracts in its capacity as an intermediary on behalf of its customers. AmSouth minimizes its market and liquidity risks by taking offsetting positions. AmSouth manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. At September 30, 2005, AmSouth had $25.6 million of assets and $25.4 million of liabilities associated with $2.5 billion notional amount of interest rate contracts with corporate customers and $2.5 billion notional amount of offsetting interest rate contracts with other financial institutions to mitigate AmSouth’s rate exposure on its corporate customers’ contracts.

Credit Quality

The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated probable credit losses for specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Actual losses can vary from Management’s estimates. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. In determining the appropriate level for the allowance, Management ensures that the overall allowance appropriately reflects the current national and regional economic conditions, industry exposure, and a margin for the imprecision inherent in the estimates of expected credit losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by Senior Management and reviewed by the Risk Committee of the Board of Directors.

At September 30, 2005, the allowance for loan losses was $384.6 million, or 1.12 percent of loans net of unearned income, compared to $366.8 million, or 1.12 percent, at December 31, 2004 and $381.3 million, or

1.17 percent, at September 30, 2004. The decrease in the amount of allowance as a percent of loans from September 30, 2004 to September 30, 2005 reflects the benefits of stricter underwriting standards on the consumer portfolios implemented several years ago, the sale of the credit card portfolio in the fourth quarter of 2004, a shift in the mix of the portfolio to products/customers that have lower credit risk characteristics, and continued growth in the economy. The allowance for loan losses increased $17.8 million from December 31, 2004 to September 30, 2005 and includes $15 million of allowance for loan losses related to estimated losses from Hurricane Katrina. Table 5 presents a five-quarter analysis of the allowance for loan losses.

Net charge-offs for the quarter ended September 30, 2005, were $15.8 million, or 0.19 percent of average loans on an annualized basis, a decrease of $13.0 million from the $28.7 million, or 0.36 percent of average loans, reported in the same period a year earlier. For the nine months ended September 30, 2005, net charge-offs were $52.5 million, or 0.21 percent, compared to $83.3 million, or 0.36 percent, for the same period of 2004. The decrease in net charge-offs is consistent with the positive current economy and was primarily the result of a decrease in consumer net charge-offs. AmSouth sold its $550 million credit card portfolio during the fourth quarter of 2004, which resulted in a shift in the mix of the loan portfolio to include a larger proportion of consumer loans secured by real estate. Net charge-offs are at historically low levels, and the Company does not expect that this low level of charge-offs will be sustainable.

In the third quarter of 2005, consumer net charge-offs decreased $10.2 million compared to the same period a year earlier and decreased $30.2 million for the first nine months of 2005 compared to the same period in 2004. The decreases, both quarterly and year-to-date, occurred in most categories of consumer loans. Net charge-offs for the revolving credit portfolio were down $5.3 million in the third quarter of 2005 and $14.3 million for the first nine months of 2005, when compared to the same periods in 2004. The decrease reflects the sale of AmSouth’s $550 million credit card portfolio during the fourth quarter of 2004.

Net charge-offs in the dealer indirect portfolio were $2.5 million for the third quarter of 2005 and $6.9 million for the first nine months of 2005, a decrease of $3.0 million and $8.4 million, respectively, from the corresponding periods in 2004. The decrease in dealer indirect net charge-offs reflected higher-quality underwriting coupled with the runoff of older higher-risk vintages and enhanced collection procedures.

Net charge-offs in the equity loans and lines portfolio were $3.3 million for the third quarter of 2005 and $10.8 million for the first nine months of 2005, a decrease of $1.6 million and $6.9 million, respectively, from the corresponding periods in 2004. The decrease in equity loan and line net charge-offs reflected higher-quality underwriting, enhanced collection procedures, strong housing price appreciation, and runoff or sale of older higher-risk vintages. In addition, beginning in late 2003, AmSouth began purchasing insurance to protect against the credit risk for certain originated equity loans and lines with loan-to-value ratios up to 100 percent. The insurance policy provides for the sale of the loan or line, at par, to the insurance company when the loan or line becomes 120 days delinquent. AmSouth’s policy is to charge down equity loans and lines to net realizable value when they become 180 days delinquent. Therefore, there are no material losses on these loans and lines expected in the future. The insurance premiums are paid monthly based on a percentage of the outstanding balances of the funded loans and lines. As of September 30, 2005, approximately $331.3 million of loans and lines were insured. Included in noninterest expense for the three and nine months ended September 30, 2005 is approximately $0.7 and $2.1 million, respectively, in insurance premiums. Given the volume and premium levels to date, the impact on the provision and the allowance for loan losses has not been material. The reduced risk exposure is considered in the calculation of the allowance for loan losses.

During the third quarter and first nine months of 2005, commercial and commercial real estate net charge-offs decreased $2.7 million and $0.6 million, respectively, compared to the same periods a year earlier.

The provision for loan losses for the third quarter and first nine months of 2005 was $34.8 million and $73.1 million, respectively, compared to $28.8 million and $83.5 million for the corresponding year-earlier periods. Included in the third quarter 2005 provision for loan losses was $15 million related to establishing an allowance for loan losses to cover estimated losses due to Hurricane Katrina. This amount represents AmSouth’s best estimate of loan losses due to Hurricane Katrina based on information available as of the date of these financial statements. However, as with any estimate, this amount could change as more information becomes available in future periods. The remaining provision in excess of net charge-offs relates to one commercial credit.

At September 30, 2005, nonperforming assets decreased $12.5 million compared to year-end 2004 due to the combined results of an $8.1 million decline in nonaccrual loans, a $3.8 million decline in foreclosed properties and a $0.6 million decline in repossessions. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 8 basis points to 0.29 percent compared to 0.37 percent at September 30, 2004, reflecting a $21.1 million decrease in nonperforming assets. The coverage ratio of the allowance for loan losses to nonperforming loans was 478 percent at September 30, 2005. Table 6 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans from December 31, 2004 reflects a $13.9 million decrease in nonaccrual consumer loans and a $5.8 million increase in nonaccrual commercial and commercial real estate loans. The decrease in total nonaccruing loans is reflective of improved portfolio quality. AmSouth had no nonperforming assets considered troubled debt restructured loans at September 30, 2005 and 2004. The decrease in foreclosed properties was primarily the result of sales of foreclosed properties outpacing current foreclosures.

Included in nonperforming assets at September 30, 2005 and 2004, was $13.4 million and $39.0 million, respectively, of loans that were identified for evaluation of collectibility in accordance with SFAS 114 – Accounting by Creditors for Impairment of a Loan, all of which were on a nonaccrual basis. At September 30, 2005 and 2004, there was $3.7 million and $7.7 million, respectively, in the allowance for loan losses specifically allocated to $10.6 million and $26.4 million, respectively, of impaired loans. No specific reserves were required for $2.8 million and $12.6 million of impaired loans at September 30, 2005 and 2004, respectively. The average balance in impaired loans for the three months ended September 30, 2005 and 2004 was $15.5 million and $42.0 million, respectively, and $24.3 million and $44.7 million, respectively, for the nine months ended September 30, 2005 and 2004. AmSouth recorded no material interest income on its impaired loans during the nine months ended September 30, 2005.

At September 30, 2005 and 2004, AmSouth had approximately $27.5 million and $33.1 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which Management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $33.1 million in 2004, only $5.1 million remained categorized as potential problem loans at September 30, 2005. The remaining balances either migrated to nonperforming status or were no longer considered potential problem loans at September 30, 2005.

Noninterest Revenues

Noninterest revenues were $259.6 million during the third quarter of 2005, a 21.8 percent increase from the third quarter of 2004. For the first nine months of 2005, noninterest revenues were $698.2 million, an increase of 7.1 percent when compared with the same period in 2004. Noninterest revenues for the third quarter and first nine months of 2005 include a net pre-tax gain of $44.0 million related to the sale of AmSouth’s mutual fund management unit during the third quarter of 2005. Excluding this gain, noninterest revenues for these periods were relatively stable. Changes in various categories of noninterest revenues are discussed below.

Service charge revenues for the three months and nine months ended September 30, 2005 decreased $1.4 million or 1.4 percent, and $12.4 million or 4.4 percent, respectively, compared to the corresponding periods in 2004. The decrease in service charges reflects the overall increase in commercial deposit balances experienced in the third quarter and first nine months of 2005 when compared to the same periods in 2004. These higher balances, which also have a higher earnings rate credited against fees, are being used to pay for services in lieu of hard dollar charges. In addition, the decrease in commercial service charges reflects a shift in the mix of transactions being processed. Electronic transactions, which carry lower processing fees, are becoming a larger percentage of all transactions processed. These trends in commercial service charges are expected to continue throughout 2005.

Trust income increased during the third quarter and first nine months of 2005 by $0.9 million or 3.0 percent and $2.4 million or 2.7 percent, respectively, compared to the same periods in 2004. These increases reflected the impact from sales and market conditions. However, the Company expects future trust income to be lower by approximately $6 million per quarter as a result of the sale of its mutual fund management unit during the third quarter of 2005.

Consumer investment services income for the third quarter of 2005 increased $1.1 million or 6.3 percent compared to the third quarter of 2004. This increase relates primarily to increases in brokerage fees and other fixed income fees. On a year-to-date basis, consumer investment services income declined $2.3 million or 3.9 percent during 2005 when compared to 2004. This decrease reflects lower sales of fixed-rate annuities resulting from a flattening of the yield curve.

Interchange income grew $3.2 million and $10.2 million for the three months and nine months ended September 30, 2005, or 16.5 percent and 18.1 percent compared to the corresponding periods in 2004. These increases were primarily due to increases in transaction volumes. AmSouth has 1.7 million checkcards and more than 1,200 ATMs generating interchange fees.

The increase in commercial credit fee income of $1.8 million or 17.4 percent and $5.0 million or 15.5 percent for the three and nine months periods ended September 30, 2005 compared to the same periods in 2004 was driven by higher demand from commercial customers for interest rate swaps to lock in their long-term financing costs.

In addition, there was a decrease in portfolio income, bankcard income, mortgage income and bank owned life insurance (BOLI) income during the first nine months of 2005 compared to the same period in 2004. The decline in portfolio income was due to lower gains on sales of securities in 2005 compared to 2004, reflecting changes in market rates. The decrease in bankcard income during 2005 when compared to 2004 reflects the sale of the Company’s $550 million credit card portfolio during the fourth quarter of 2004. Mortgage income was lower in 2005 when compared to 2004 as a result of a lower volume of mortgages sold in the secondary market. The decrease in BOLI income was primarily the result of lower crediting rates and benefit payments during 2005 when compared to 2004.

For the third quarter of 2005, other noninterest revenues increased $4.3 million compared to the same period in 2004. On a year-to-date basis, other noninterest revenues increased $27.2 million. The year-to-date increase reflects the following transactions during the first nine months of 2005. Gains of $6.9 million gain were realized on the sales of approximately $455 million of fixed-rate home equity loans. AmSouth also recognized gains of $11.8 million from the prepayments of approximately $1.3 billion of Federal Home Loan Bank advances that were subject to being called in the near future. AmSouth recognized $3.7 million in derivative income related to market valuation adjustments after the termination of a hedge. Finally, a $3.0 million gain was realized from the sale of a small equity interest in an ATM network.

Noninterest Expenses

Noninterest expenses for the third quarter of 2005 decreased $25.6 million or 7.1 percent compared to the same period in 2004 and decreased $25.2 million or 2.5 percent for the first nine months of 2005 compared to the corresponding period in 2004. Excluding the $50.0 million charge for payments related to the settlement agreements and approximately $4.0 million for related professional fees, noninterest expenses increased approximately $28.4 million or 9.2 percent in the third quarter of 2005 compared to the third quarter of 2004. On a year-to-date basis, noninterest expenses excluding the settlement agreements and related professional fees increased $28.8 million or 3.1 percent. Table 1, included on pages 27 and 28 of this report, reflects a reconciliation of noninterest expense as reported under GAAP compared to noninterest expense excluding expenses for the settlement agreements and related professional fees. These expenses represent matters which Management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business. Therefore, the presentation of this information is useful to investors in analyzing AmSouth’s financial condition and results of operations.

The year-to-date increase in noninterest expenses was primarily related to increases in salaries and employee benefits, net occupancy, equipment expenses, professional fees, and other noninterest expenses. These increases were offset by decreases in postage and office supplies and marketing.

The increase in salaries and employee benefits during the third quarter and first nine months of 2005 reflects merit increases, higher production-based incentives and pension costs. The increase in net occupancy and equipment expenses relates to continued investment in new branches throughout 2004. The increase in professional fees is primarily due to additional consulting work related to AmSouth’s Bank Secrecy Act and Anti-Money Laundering compliance programs. The decrease in postage and office supplies is due to increased management focus in gaining operating efficiencies. The year-to-date decrease in marketing expense was a result of higher costs to support initiatives to attract new business and various other marketing campaigns during 2004 when compared to 2005.

During the third quarter of 2005, marketing expense and other noninterest expenses increased when compared to the third quarter of 2004. The increase in marketing expenses reflects advertising and related costs for a campaign for consumer and small business checking accounts and a new checkcard reward product. Also, other noninterest expenses are higher in the third quarter of 2005, and include an accrual for uninsured property losses related to Hurricane Katrina and accruals for other legal and regulatory matters.

Liquidity and Off-Balance Sheet Arrangements

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset and Liability Committee, which consists of members of AmSouth’s Senior Management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares AmSouth’s liquidity position to established corporate liquidity policies on a monthly basis. At September 30, 2005, AmSouth was within all of the Company’s established liquidity policies.

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

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities called conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow AmSouth to utilize its asset capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At September 30, 2005, the outstanding balance of commercial loans sold to conduits was $459 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages to third-party conduits. The remaining outstanding balances associated with these transactions were $478 million at September 30, 2005. These balances decreased from $1.2 billion in outstanding loan balances in both conduits at December 31, 2004. While the conduit transactions have been a source of funding, these off-balance sheet arrangements have the potential to require AmSouth to provide funding to the conduits in the event of a liquidity shortage. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At September 30, 2005, AmSouth had $73.9 million of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in other liabilities on the consolidated balance sheets.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth (as the provider of the credit support), which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At September 30, 2005, AmSouth had liquidity lines of credit supporting these transactions of $937 million. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that sufficient sources of liquidity are available to meet demand. AmSouth also reviews the impact of drawdowns of these liquidity lines on its regulatory capital requirements. As of September 30, 2005, this analysis showed that AmSouth would retain a well-capitalized position even if the liquidity lines were completely drawn.

Capital Adequacy

At September 30, 2005, shareholders’ equity totaled $3.6 billion or 7.00 percent of total assets while average equity as a percentage of average assets for the three month and nine month periods ended September 30, 2005 was 7.06 percent and 7.04 percent, respectively. Since December 31, 2004, shareholders’ equity increased $8.6 million. Net income for the first nine months of 2005 was $543.6 million and was offset by the declaration of dividends of $264.8 million and the purchase of 12.2 million shares of AmSouth common stock for $321.1 million during the first nine months of 2005. Employee stock plans, direct stock purchases and dividend reinvestment increased shareholders’ equity by $101.9 million, while the effects of derivatives and available-for-sale securities during the first nine months of 2005 decreased shareholders’ equity by $51.0 million.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at September 30, 2005 and 2004. At September 30, 2005, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00 percent and risk-adjusted Total Capital Ratio of 8.00 percent. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at September 30, 2005.

Sale of Mutual Fund Management Unit

On September 26, 2005, AmSouth completed the sale of its mutual fund management unit to Pioneer Investment Management, Inc. and received cash of $65 million. AmSouth recognized a pre-tax gain in the third quarter of 2005 of approximately $44 million on the transaction, net of deal costs of approximately $6 million. In addition, $15 million of the proceeds is subject to partial repayment in the event that the assets attributable to the AmSouth Funds are redeemed (subject to certain conditions, including threshold amounts) from the Pioneer Funds within four years after the sale. Therefore, this amount was deferred and not recognized in the third quarter of 2005.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $2.00 to $2.06 for the full year.

See the discussion of “Forward-Looking Statements” on page 2 for a discussion of factors that could affect AmSouth’s earnings outlook.

Table 1 - Financial Summary

	September 30		% Change
	2005	2004
	(In thousands)
Balance sheet summary
End-of-period balances:
Loans net of unearned income	$34,335,169	$32,502,221	5.6%
Interest-earning assets	46,779,359	45,392,357	3.1
Total assets	51,105,385	49,687,862	2.9
Total deposits	35,680,125	31,919,416	11.8
Shareholders’ equity	3,577,455	3,450,558	3.7
Year-to-date average balances:
Loans net of unearned income	$33,447,240	$30,811,005	8.6%
Interest-earning assets*	46,072,226	43,323,935	6.3
Total assets	50,425,573	47,498,616	6.2
Total deposits**	34,997,607	31,575,806	10.8
Shareholders’ equity	3,550,546	3,304,939	7.4

*	Excludes adjustment for market valuation on available-for-sale securities and certain noninterest-earning marketable equity securities.
**	Statement 133 valuation adjustments related to time deposits are included in other liabilities.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(In thousands except per share data)
Selected ratios
Average equity to assets	7.06%	6.87%	7.04%	6.96%
End-of-period equity to assets	7.00	6.94	7.00	6.94
End-of-period tangible equity to assets	6.45	6.37	6.45	6.37
Allowance for loan losses to loans net of unearned income	1.12	1.17	1.12	1.17
Common stock data
Cash dividends declared	$0.25	$0.24	$0.75	$0.72
Book value at end of period	10.26	9.73	10.26	9.73
Market value at end of period	25.26	24.40	25.26	24.40
Average common shares outstanding – basic	349,346	352,838	351,881	351,882
Average common shares outstanding – diluted	354,654	358,272	356,816	357,169

Table 1 - Financial Summary (continued)

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2005	2004		2005	2004
	(In thousands except per share data)
Income statement reconciliations of GAAP amounts to adjusted amounts
Noninterest expense – as reported	$336,905	$362,478	(7.1)%	$971,364	$996,522	(2.5)%
Costs incurred under settlement agreements and related professional fees	—	(53,972)	—	—	(53,972)	—

Noninterest expense excluding settlement costs	336,905	308,506	9.2	971,364	942,550	3.1
Income before income taxes – as reported	262,677	197,799	32.8	786,896	668,644	17.7
Costs incurred under settlement agreements and related professional fees	—	53,972	—	—	53,972	—

Income before income taxes excluding settlement costs	262,677	251,771	4.3	786,896	722,616	8.9
Income taxes – as reported	82,349	78,220	5.3	243,324	222,003	9.6
Costs incurred under settlement agreements and related professional fees	—	1,529	—	—	1,529	—

Income taxes excluding settlement costs	82,349	79,749	3.3	243,324	223,532	8.9
Earnings summary (including reconciliations of GAAP amounts to adjusted amounts)
Net income – as reported	180,328	119,579	50.8	543,572	446,641	21.7
Costs incurred under settlement agreements and related professional fees	—	52,443	—	—	52,443	—

Net income excluding settlement costs	180,328	172,022	4.8	543,572	499,084	8.9
Earnings per common share – as reported	0.52	0.34	52.9	1.54	1.27	21.3
Costs incurred under settlement agreements and related professional fees	—	0.15	—	—	0.15	—

Earnings per common share excluding settlement costs	0.52	0.49	6.1	1.54	1.42	8.5
Diluted earnings per common share – as reported	0.51	0.33	54.5	1.52	1.25	21.6
Costs incurred under settlement agreements and related professional fees	—	0.15	—	—	0.15	—

Diluted earnings per common share excluding settlement costs	0.51	0.48	6.3	1.52	1.40	8.6
Return on average assets (annualized) – as reported	1.41%	0.98%		1.44%	1.26%
Costs incurred under settlement agreements and related professional fees	—	0.42		—	0.14

Return on average assets (annualized) excluding settlement costs	1.41	1.40		1.44	1.40
Return on average equity (annualized) – as reported	20.02	14.20		20.47	18.05
Costs incurred under settlement agreements and related professional fees	—	6.23		—	2.12

Return on average equity (annualized) excluding settlement costs	20.02	20.43		20.47	20.17
Operating efficiency – as reported	52.22	60.44		52.12	55.97
Costs incurred under settlement agreements and related professional fees	—	(9.00)		—	(3.03)

Operating efficiency excluding settlement costs	52.22	51.44		52.12	52.94

Note:	The information presented above is adjusted for the third quarter 2004 settlement agreements and related professional fees. These expenses represent matters which management believes are not indicative of AmSouth’s legal and regulatory affairs arising in the normal course of business.

Table 2 - Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2005									2004
	Third Quarter			Second Quarter			First Quarter			Fourth Quarter			Third Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable-equivalent basis – dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$33,765,529	$487,707	5.73%	$33,361,522	$460,473	5.54%	$33,208,549	$437,686	5.35%	$32,525,563	$421,074	5.15%	$32,079,701	$405,127	5.02%
Available-for-sale securities, amortized cost	6,065,719	70,403	4.60	6,322,703	74,597	4.73	6,385,445	76,355	4.85	6,369,885	77,107	4.82	6,508,524	81,785	5.00
Market valuation on available-for-sale securities	(74,193)			(87,157)			(41,821)			(25,440)			(92,985)

Total available-for-sale securities (3)	5,991,526			6,235,546			6,343,624			6,344,445			6,415,539
Held-to-maturity securities	5,903,899	72,788	4.89	6,052,066	75,081	4.98	6,145,136	76,115	5.02	6,043,965	73,896	4.86	5,865,560	70,976	4.81

Total investment securities (4)	11,895,425	143,191	4.75	12,287,612	149,678	4.85	12,488,760	152,470	4.93	12,388,410	151,003	4.84	12,281,099	152,761	4.91
Other interest-earning assets	541,115	6,412	4.70	271,607	3,188	4.71	189,569	1,917	4.10	285,158	4,810	6.71	231,207	3,035	5.22

Total interest-earning assets (4)	46,202,069	637,310	5.46	45,920,741	613,339	5.35	45,886,878	592,073	5.23	45,199,131	576,887	5.07	44,592,007	560,923	4.99
Cash and other assets	4,801,537			4,788,931			4,777,741			4,706,442			4,575,623
Allowance for loan losses	(368,025)			(368,375)			(368,509)			(370,052)			(381,316)

	$50,635,581			$50,341,297			$50,296,110			$49,535,521			$48,786,314

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,809,041	23,748	1.38	$6,957,590	20,356	1.17	$6,979,278	16,345	0.95	$6,808,245	12,369	0.72	$6,865,461	10,237	0.59
Money market and savings deposits	9,870,250	42,394	1.70	9,974,400	36,956	1.49	9,512,976	29,368	1.25	8,306,523	17,376	0.83	7,875,270	10,599	0.54
Time deposits (5)	9,520,049	79,496	3.31	9,215,524	68,855	3.00	9,457,697	65,279	2.80	9,574,231	63,827	2.65	9,383,477	59,636	2.53
Foreign deposits	1,649,554	11,084	2.67	1,256,394	6,697	2.14	1,537,030	6,803	1.80	1,655,500	6,063	1.46	1,611,387	4,361	1.08
Federal funds purchased and securities sold under agreements to repurchase	3,286,028	23,497	2.84	2,866,029	17,507	2.45	3,022,943	16,354	2.19	3,394,875	15,246	1.79	3,338,866	11,707	1.39
Other interest-bearing liabilities (5)	6,661,718	71,562	4.26	7,441,068	73,498	3.96	7,355,899	67,277	3.71	7,682,934	72,015	3.73	8,165,955	77,827	3.79

Total interest-bearing liabilities	37,796,640	251,781	2.64	37,711,005	223,869	2.38	37,865,823	201,426	2.16	37,422,308	186,896	1.99	37,240,416	174,367	1.86

Net interest spread (4)			2.82%			2.97%			3.07%			3.08%			3.13%

Noninterest-bearing demand deposits	7,565,672			7,454,032			7,225,621			6,978,442			6,643,642
Other liabilities (5)	1,700,464			1,636,182			1,666,288			1,643,590			1,551,933
Shareholders’ equity	3,572,805			3,540,078			3,538,378			3,491,181			3,350,323

	$50,635,581			$50,341,297			$50,296,110			$49,535,521			$48,786,314

Net interest income/margin on a taxable equivalent basis (4)		385,529	3.31%		389,470	3.40%		390,647	3.45%		389,991	3.43%		386,556	3.44%

Taxable equivalent adjustment: (6)
Loans		6,320			6,304			6,311			6,244			6,097
Available-for-sale securities		516			524			564			589			607
Held-to-maturity securities		3,960			3,999			4,019			3,946			3,946
Trading securities		-0-			-0-			5			-0-			-0-

Total taxable equivalent adjustment		10,796			10,827			10,899			10,779			10,650

Net interest income		$374,733			$378,643			$379,748			$379,212			$375,906

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees (in thousands) of $3,575, $2,774, $2,327, $4,780 and $6,741, for the three months ended September 30, 2005, June 30, 2005, March 31, 2005, December 31 2004, and September 30, 2004, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for total available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3-Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2005			2004
	Nine Months Ended September 30			Nine Months Ended September 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1) (2)	$33,447,240	$1,385,866	5.54%	$30,811,005	$1,169,760	5.07%
Available-for-sale securities, amortized cost	6,256,785	221,356	4.73	6,523,745	247,113	5.06
Market valuation on available-for-sale securities	(67,842)			(37,398)

Total available-for-sale securities (3)	6,188,943			6,486,347
Held-to-maturity securities	6,032,816	223,983	4.96	5,690,989	204,995	4.81

Total investment securities (4)	12,221,759	445,339	4.84	12,177,336	452,108	4.94
Other interest-earning assets	335,385	11,517	4.59	298,196	9,476	4.24

Total interest-earning assets (4)	46,004,384	1,842,722	5.35	43,286,537	1,631,344	5.03
Cash and other assets	4,789,491			4,596,654
Allowance for loan losses	(368,302)			(384,575)

	$50,425,573			$47,498,616

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,914,679	60,449	1.17	$6,677,251	26,223	0.52
Money market and savings deposits	9,787,184	108,718	1.49	7,799,609	29,602	0.51
Time deposits (5)	9,397,985	213,630	3.04	9,228,339	179,396	2.60
Foreign deposits	1,481,405	24,584	2.22	1,448,517	10,548	0.97
Federal funds purchased and securities sold under agreements to repurchase	3,059,298	57,358	2.51	2,853,292	26,537	1.24
Other interest-bearing liabilities	7,150,352	212,337	3.97	8,172,104	230,434	3.77

Total interest-bearing liabilities	37,790,903	677,076	2.40	36,179,112	502,740	1.86

Net interest spread (4)			2.95%			3.17%

Noninterest-bearing demand deposits	7,416,354			6,422,090
Other liabilities (5)	1,667,770			1,592,475
Shareholders’ equity	3,550,546			3,304,939

	$50,425,573			$47,498,616

Net interest income/margin on a taxable equivalent basis (4)		1,165,646	3.38%		1,128,604	3.48%

Taxable equivalent adjustment: (6)
Loans		18,935			18,413
Available-for-sale securities		1,605			1,940
Held-to-maturity securities		11,977			11,438
Trading securities		5			-0-

Total taxable equivalent adjustment		32,522			31,791

Net interest income		$1,133,124			$1,096,813

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees (in thousands) of $8,676 and $25,014, for the nine months ended September 30, 2005 and 2004, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for the total investment securities and total interest-earning assets excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4 - Loans and Credit Quality

	Loans* September 30		Nonperforming Loans** September 30		Net Charge-offs Nine Months Ended September 30
	2005	2004	2005	2004	2005	2004
	(In thousands)
Commercial:
Commercial & industrial	$6,041,712	$5,630,612	$44,014	$43,021	$19,819	$21,704
Commercial loans - secured by real estate	2,489,973	2,248,468	15,748	17,560	939	946
Commercial leases	2,342,161	2,088,136	1,871	2,242	445	(297)

Total commercial	10,873,846	9,967,216	61,633	62,823	21,203	22,353

Commercial real estate:
Commercial real estate mortgages	3,083,242	2,659,296	4,668	2,341	721	(264)
Real estate construction	3,508,763	2,810,551	2,121	1,551	1,341	1,787

Total commercial real estate	6,592,005	5,469,847	6,789	3,892	2,062	1,523

Consumer:
Residential first mortgages	5,826,851	4,726,022	10,542	19,817	1,960	1,972
Equity loans and lines	7,479,750	7,702,802	1,404	6,323	10,765	17,696
Dealer indirect	3,116,305	3,493,019	24	21	6,916	15,311
Revolving credit	23,224	572,352	-0-	-0-	706	14,968
Other consumer	423,188	570,963	29	82	8,889	9,488

Total consumer	16,869,318	17,065,158	11,999	26,243	29,236	59,435

	$34,335,169	$32,502,221	$80,421	$92,958	$52,501	$83,311

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5 - Allowance for Loan Losses

	2005			2004
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	(Dollars in thousands)
Balance at beginning of period	$365,626	$366,836	$366,774	$381,255	$382,482
Loans charged off	(23,926)	(27,170)	(29,679)	(44,277)	(39,799)
Recoveries of loans previously charged off	8,147	9,528	10,598	11,146	11,062

Net charge-offs	(15,779)	(17,642)	(19,081)	(33,131)	(28,737)
Addition to allowance charged to expense	34,800	17,700	20,600	44,250	28,800
Allowance sold	-0-	(1,268)	(1,457)	(25,600)	(1,290)

Balance at end of period	$384,647	$365,626	$366,836	$366,774	$381,255

Allowance for loan losses to loans net of unearned income	1.12%	1.09%	1.11%	1.12%	1.17%
Net charge-offs to average loans net of unearned income (annualized)	0.19%	0.21%	0.23%	0.41%	0.36%
Allowance for loan losses to nonperforming loans*	478.29%	519.20%	420.42%	414.49%	410.14%
Allowance for loan losses to nonperforming assets*	391.93%	406.40%	325.44%	331.64%	319.76%

*	Exclusive of accruing loans 90 days past due.

Table 6 - Nonperforming Assets

	2005			2004
	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Nonaccrual loans*	$80,421	$70,421	$87,255	$88,488	$92,958
Foreclosed properties	15,853	17,791	23,258	19,609	23,043
Repossessions	1,869	1,755	2,208	2,498	3,231

Total nonperforming assets*	$98,143	$89,967	$112,721	$110,595	$119,232

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.29%	0.27%	0.34%	0.34%	0.37%
Accruing loans 90 days past due	$52,404	$49,185	$50,718	$51,117	$63,727

*	Exclusive of accruing loans 90 days past due.

Table 7 - Investment Securities

	September 30, 2005		September 30, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available-for-sale:
U.S. Treasury and federal agency securities	$85,463	$82,272	$85,384	$83,376
State, county and municipal securities	39,232	40,337	48,553	50,843
Mortgage-backed securities and collateralized mortgage obligations	5,715,585	5,600,878	5,979,867	5,956,702
Equity securities	311,004	309,455	422,130	420,607
Other debt securities	-0-	804	-0-	4,791

	$6,151,284	$6,033,746	$6,535,934	$6,516,319

Held-to-maturity:
U.S. Treasury and federal agency securities	$54,009	$54,392	$90,827	$92,127
State, county and municipal securities	348,347	367,200	350,223	379,875
Mortgage-backed securities and collateralized mortgage obligations	5,415,864	5,333,673	5,624,043	5,613,565
Other securities	3,747	3,876	3,573	3,775

	$5,821,967	$5,759,141	$6,068,666	$6,089,342

NOTE:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined available-for-sale and held-to-maturity portfolios at September 30, 2005, were approximately 4.4 years and 4.61%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.7 years.

Table 8 - Other Interest-Bearing Liabilities

	September 30
	2005	2004
	(In thousands)
Short-term borrowings:
Federal funds purchased	$2,156,567	$1,041,666
Securities sold under agreements to repurchase	1,218,177	1,455,966

Total federal funds purchased and securities sold under agreements to repurchase	3,374,744	2,497,632

Treasury, tax and loan notes	416,802	1,646,854
Term federal funds purchased	219,445	219,519
Short-term bank notes	-0-	47,438
Commercial paper	1,744	2,909
Other borrowings	43,627	47,401

Total other borrowed funds	681,618	1,964,121

Total short-term borrowings	$4,056,362	$4,461,753

Long-term debt:
Long-term Federal Home Loan Bank advances	$2,388,222	$5,678,135

Other long-term debt:
4.85% Subordinated Notes Due April 2013 (Issued by AmSouth Bank)	497,198	496,825
5.20% Subordinated Notes Due April 2015 (Issued by AmSouth Bank)	347,311	-0-
6.45% Subordinated Notes Due February 2018 (Issued by AmSouth Bank)	301,160	301,658
6.125% Subordinated Notes Due March 2009	174,848	174,804
6.75% Subordinated Debentures Due November 2025	149,999	149,981
7.25% Senior Notes Due May 2006	99,958	99,887
6.625% Subordinated Notes Due December 2005	49,987	49,934
90-Day London Interbank Offered Rate (LIBOR) floating-rate bank notes	800,000	600,000
2.82% fixed-rate bank notes	200,000	200,000
Long-term securities sold under agreements to repurchase	1,012,212	-0-
Other long-term notes payable	226	455
Statement 133 valuation adjustment	1,831	34,584

Total other long-term debt	3,634,730	2,108,128

Total long-term debt	$6,022,952	$7,786,263

Table 9 - Capital Amounts and Ratios

	September 30
	2005		2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,384,525	7.90%	$3,191,690	7.76%
AmSouth Bank	3,765,051	8.80	3,428,534	8.35
Total capital:
AmSouth	$4,846,624	11.31%	$4,436,495	10.79%
AmSouth Bank	5,122,825	11.97	4,493,512	10.95
Leverage:
AmSouth	$3,384,525	6.72%	$3,191,690	6.56%
AmSouth Bank	3,765,051	7.49	3,428,534	7.06

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 20 and 21 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of September 30, 2005 under the supervision of and with the participation of AmSouth’s Management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s Management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of September 30, 2005. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

General. In the ordinary course of business, AmSouth and its subsidiaries are from time to time named as defendants in or parties to pending and threatened legal actions and proceedings. Among the actions which are pending against AmSouth are actions brought on behalf of various classes of claimants. These actions and claims, including class actions, are similar to others that have been brought in recent years against financial institutions and relate to AmSouth’s lending, collections, loan servicing, depository, investment, trust and other activities. These actions and claims allege violations of consumer protection, securities, banking and other laws, both state and federal. Some of these claims and actions seek substantial compensatory and punitive damage awards and injunctive relief. Additionally, AmSouth, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly scheduled and special examinations, reviews and investigations conducted by such regulatory authorities and by law enforcement agencies. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews. Enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

It may take a number of years to fully and finally resolve the legal proceedings and actions, claims and disagreements with regulators and law enforcement agencies currently pending due to their complexity and for other reasons. Further, in view of the inherent difficulty of predicting the outcome of such proceedings, AmSouth cannot state what the eventual outcome of these proceedings will be. Nonetheless, based on current knowledge and the advice of legal counsel, AmSouth’s Management is of the opinion that the ultimate resolution of these legal proceedings, including the BISYS matter discussed below, will not have a material adverse effect on the consolidated financial condition, operations or liquidity of AmSouth.

BISYS Matter. As previously disclosed, AmSouth Bank has received a “Wells Notice” from the regional office of the SEC in Los Angeles indicating that the staff of the SEC intends to recommend that the Commission bring a civil action against AmSouth Bank and AmSouth Asset Management, Inc. for possible violations of the federal securities laws relating to its mutual fund management unit. See Note 11 regarding the sale of this unit. The potential action arose from the SEC’s investigation of the past practices of the mutual fund services unit of the BISYS Group, Inc., an outside company that provided fund administration and other services to the AmSouth Funds and many other bank-owned mutual fund families. AmSouth believes the SEC investigation primarily relates to past arrangements under which BISYS used a portion of the fees paid to it by the fund family to pay for marketing and other expenses. AmSouth has been cooperating extensively with the SEC in the BISYS investigation.

A Wells Notice is not a formal allegation or proof of wrongdoing. The notice provides AmSouth the opportunity to formally respond to the SEC staff before the staff recommends whether the SEC should take action. AmSouth has submitted its response to the SEC staff.

Deferred Prosecution Agreement. In October 2004, AmSouth entered into a deferred prosecution agreement with the U.S. Attorney for the Southern District of Mississippi relating to deficiencies in reporting of suspicious activities under the Bank Secrecy Act. As announced on October 13, 2005, AmSouth has fully complied with the requirements of the deferred prosecution agreement and the agreement has been dismissed.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2005	2,675,000	27.44	2,675,000	12,991,033
August 1 - 31, 2005	1,677,799	27.56	1,664,700	11,326,333
September 1 - 30, 2005	803,549	25.58	800,100	10,526,233
Total	5,156,348	27.19	5,139,800	10,526,233

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended September 30, 2005. Of the shares repurchased during the three months ended September 30, 2005, 16,548 were related to employee compensation plans.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 37 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2005	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

November 8, 2005	By:	/s/ BETH E. MOONEY
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