Form 10-K
period 2005-12-31
AMSOUTH BANCORPORATION
filed 2006-03-10
CIK 3133

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 1-7476

AmSouth Bancorporation

(Exact Name of registrant as specified in its charter)

Delaware	63-0591257
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

AmSouth Center 1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 320-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant as of June 30, 2005 (the last business day of AmSouth Bancorporation’s most recently completed second fiscal quarter) was $8,895,507,530. (Note 1)

As of February 21, 2006, AmSouth Bancorporation had 345,567,367 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Annual Report to Shareholders for the year ended December 31, 2005: Part I, Part II

Proxy Statement for Annual Meeting to be held April 20, 2006: Part III

Note 1:    In calculating the market value of the common equity held by nonaffiliates of AmSouth as disclosed on the cover page of this Form 10-K, AmSouth has treated as common equity held by affiliates only voting stock owned as of June 30, 2005 by its directors and principal executive officers and voting stock held by AmSouth’s employee benefit plans; AmSouth has not treated for purposes of this response stock held by any of AmSouth’s subsidiaries as pledgee or in a fiduciary capacity as stock held by affiliates of AmSouth. AmSouth had no nonvoting common equity outstanding at June 30, 2005. AmSouth’s response to this item is not intended to be an admission that any person is an affiliate of AmSouth for any purpose other than this response.

AMSOUTH BANCORPORATION

Form 10-K

i

PART I

ITEM 1.	BUSINESS

General

AmSouth Bancorporation (AmSouth or the Company) is a financial holding company and bank holding company, which was organized in 1970 as a Delaware corporation and began doing business in 1972. AmSouth offers a broad range of bank and bank-related services through its principal subsidiary, AmSouth Bank (the Bank), and its other subsidiaries. At December 31, 2005, AmSouth had total consolidated assets of approximately $52.6 billion.

The Bank is an Alabama banking corporation and a wholly owned subsidiary of AmSouth. As of December 31, 2005, the Bank had total consolidated assets of approximately $52.6 billion and total consolidated deposits of approximately $36.6 billion. As of December 31, 2005, the assets of the Bank constituted virtually all of the assets of AmSouth.

AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, credit cards, loans for automobile and other personal financing needs, and various products designed to meet the credit needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset-based lending and commercial leasing. Wealth Management is comprised of trust, private client services and broker-dealer services. This area includes traditional trust services as well as a substantial selection of investment management services.

These services are offered to businesses and individuals through the Bank’s more than 675 branch banking offices located in Florida, Tennessee, Alabama, Mississippi, Louisiana and Georgia. In addition to these offices, the Bank operates a network of more than 1,200 automated teller machines. Further segment information is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference pursuant to Items 7 and 8 of this Form 10-K.

As of December 31, 2005, AmSouth and its subsidiaries had approximately 11,600 full-time equivalent employees.

Competition

AmSouth’s subsidiaries compete aggressively with banks located in Florida, Tennessee, Alabama, Mississippi, Louisiana and Georgia, as well as large banks in major financial centers, and with other financial institutions, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mortgage companies, and financial service operations of major retailers, including automotive retailers. Competition is based on a number of factors, including prices, interest rates, services, and availability of products. At December 31, 2005, AmSouth was the 19th largest bank holding company headquartered in the United States based on total assets.

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

Supervision and Regulation

The following discussion addresses the regulatory framework applicable to financial holding companies, bank holding companies and their subsidiaries, and provides certain specific information relevant to AmSouth. Regulation of financial institutions such as AmSouth and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors.

The following is a summary of certain statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory and law enforcement agencies, cannot necessarily be predicted, but may have a material effect on the business and results of banking organizations, including AmSouth.

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the Justice Department, the Securities and Exchange Commission (SEC) and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs. A number of banking institutions have recently been subject to enforcement actions as well as settlements involving, among other things, cease and desist orders, written agreements, deferred prosecutions and payments of monetary penalties.

General

As a financial holding company and bank holding company, AmSouth is subject to regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the BHCA). A financial holding company may own insured depository institutions and engage through its affiliates in a broader range of financial activities than permissible for a bank holding company that is not a financial holding company. These activities include underwriting securities, insurance underwriting, merchant banking and insurance company investments, in addition to any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve is responsible for “umbrella” supervision and examination of financial holding companies. Other federal and state regulators regulate, supervise and examine the “functionally regulated subsidiaries” such as insurance companies and broker-dealers.

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

The Bank’s subsidiaries are also subject to regulation, supervision and examination by other federal and state and self-regulatory agencies. For example, AmSouth Investment Services, Inc., a registered broker-dealer, is subject to the supervision of the SEC, the National Association of Securities Dealers (NASD), and state securities and insurance agencies. AmSouth Asset Management, Inc. and AmSouth Investment Management Company LLC, both investment advisers, are subject to regulation by the SEC in addition to state securities agencies.

In October 2004, AmSouth entered into a cease and desist order with the Federal Reserve and the Alabama Department of Banking, as well as an order with the Financial Crimes Enforcement Network, relating to AmSouth’s deficiencies in compliance with the Bank Secrecy Act. Pursuant to the order, AmSouth has taken additional actions to ensure compliance with the Bank Secrecy Act. Among other things, these actions have included independent third party reviews of all of the Company’s activities related to compliance with the Bank Secrecy Act, enhanced training of personnel, submission of a revised compliance program, and the adoption of new policies and procedures.

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

Under dividend restrictions imposed under federal and Alabama law, including those described above, the Bank, without obtaining government approvals, could declare aggregate dividends in 2006 of an amount equal to $479.4 million plus its net income for 2006.

Capital Adequacy and Related Matters

Capital Guidelines

AmSouth is subject to risk-based capital guidelines adopted by the Federal Reserve Board. The minimum guideline for the ratio of total regulatory capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as commitments to extend credit and standby letters of credit) is 8 percent. At least half of the Total Capital must be composed principally of common equity less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of subordinated debt and a limited amount of loan loss reserves. At December 31, 2005, AmSouth’s consolidated Tier 1 Capital and Total Capital ratios were 7.81 percent and 11.40 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3 percent for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4 percent. AmSouth’s Leverage Ratio at December 31, 2005 was 6.74 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is also subject to risk-based and leverage capital requirements, similar to those described above. The Bank complied with applicable minimum capital requirements as of December 31, 2005. Neither AmSouth nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

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

Prompt Corrective Action

The FDI Act requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, a state member bank is defined as well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent, a Total Capital Ratio of at least 10 percent and is not subject to any order or written directive to maintain any specific capital level. A state member bank is defined as adequately capitalized if it maintains a Leverage Ratio of at least 4 percent, a risk-adjusted Tier 1 Capital Ratio of at least 4 percent, and a Total Capital Ratio of at least 8 percent. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it is operating in an unsafe or unsound manner or receives an unsatisfactory examination rating. AmSouth believes that at December 31, 2005, the Bank had capital ratios sufficient to qualify as “well capitalized”. The FDI Act authorizes, and in some cases automatically imposes, serious restrictions on a bank’s business as it declines in capital-based tier.

The capital-based prompt corrective action provisions of the FDI Act and the implementing regulations apply to FDIC-insured depository institutions such as the Bank and are not directly applicable to holding companies, like AmSouth, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to AmSouth (as a holding company) under existing laws and regulations, if AmSouth were placed in a capital category it would qualify as well-capitalized as of December 31, 2005.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under the FDI Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well-capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well-capitalized as of December 31, 2005, AmSouth believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

ITEM 1A.	RISK FACTORS

Making or continuing an investment in securities issued by AmSouth, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on AmSouth. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause AmSouth’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of AmSouth.

Our success will be dependent on our ability to profitably manage our growth.

We expect to continue to expand our franchise through continued branch expansion. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. Although we have been able to achieve significant growth, our expansion strategy could have an adverse impact on our profitability in the short term due to the operating and other noninterest expenses associated with growth and branching. The opening of new branches requires an investment of funds that will not generate profits for a period of time, if at all.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. However, we may need to raise additional capital in the future to support growth or for other capital needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth could be limited.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities.

Our current one-year interest rate sensitivity position is essentially neutral, meaning that a gradual increase in interest rates over a twelve month horizon does not have a significant impact on net interest income over a twelve-month forecast horizon. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our profitability.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of AmSouth are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

If we experience greater loan losses than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if our assumptions or judgments are wrong, our allowance for loan losses may not be sufficient to cover our actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

AmSouth’s success depends to a certain extent on the general economic conditions of the geographic markets served by AmSouth Bank in the states of Florida, Tennessee, Alabama, Mississippi, Louisiana and Georgia. The local economic conditions in these areas have a significant impact on AmSouth Bank’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of AmSouth’s banking operations and have a negative effect on its profitability.

Hurricanes could cause a disruption in our operations which could have an adverse impact on the results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance including coverage for lost profits and extra expense, however, there is no insurance against the loss of market that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern AmSouth or the Bank and may have greater flexibility in competing for business.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC, and the Superintendent of Banking of the State of Alabama (the “Superintendent”). These regulations are intended primarily to protect depositors, the public, and the FDIC insurance funds, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of the Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of the Bank are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, the Bank and its subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business—Supervision and Regulation.”

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law, a Stockholder Protection Rights Agreement and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. Our Stockholder Protection Rights Agreement dated as of December 18, 1997 (Exhibit 4.1 to this Annual Report on Form 10-K) may also be used to make a takeover attempt less likely to succeed. As a result, these statutory provisions, Stockholder Protection Rights Agreement and provisions in our certificate of incorporation could result in AmSouth being less attractive to a potential acquiror.

Securities issued by AmSouth, including our common stock, are not FDIC insured.

Securities issued by AmSouth, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The executive offices of AmSouth are located in the AmSouth Center in downtown Birmingham, Alabama, which is owned by the Bank. The Bank and its subsidiaries occupy various offices throughout Florida, Tennessee, Alabama, Mississippi, Louisiana and Georgia. These properties are owned, leased or subject to a ground lease. Leased properties principally constitute land and buildings under long-term leases in which the Bank and other non-bank subsidiaries maintain offices.

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

There were no matters brought to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The executive officers of AmSouth, their ages, the positions held by them with AmSouth and certain of its subsidiaries, and their principal occupations for the last five years are as follows:

C. Dowd Ritter	58	Chairman of AmSouth (September 1996 to October 1999 and January 2001 to date) and AmSouth Bank (September 1996 to date), President and Chief Executive Officer (January 1996 to date) of AmSouth and AmSouth Bank, and Director of AmSouth and AmSouth Bank.

Candice W. Bagby	56	Senior Executive Vice President and Consumer Banking Group Head of AmSouth and AmSouth Bank (August 1995 to date).

David B. Edmonds	52	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and head of the Human Resources Division of AmSouth and AmSouth Bank (October 1994 to date). Formerly, Executive Vice President (October 1994 to December 2002) of AmSouth and AmSouth Bank.

John M. Gaffney	51	Senior Executive Vice President of AmSouth and AmSouth Bank (December 2002 to date) and Commercial Banking Group Head of AmSouth and AmSouth Bank (May 2002 to date). Formerly, Executive Vice President (December 1998 to November 2002), and North Central Alabama Area Executive (January 2000 to April 2002) of AmSouth and AmSouth Bank.

O. B. Grayson Hall, Jr.	48	Senior Executive Vice President (December 2000 to date) and Lines of Business/Operations and Technology Group Head (December 2004 to date) of AmSouth and AmSouth Bank. Formerly, Operations and Technology Group Head (January 1993 to December 2004) of AmSouth and AmSouth Bank.

Susan Martinez	51	Senior Executive Vice President and Florida Banking Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Executive Vice President (November 2000 to January 2004), Area Executive for West Coast Florida (July 2002 to January 2004), and Area Executive for Central Florida (November 2000 to June 2002) of AmSouth and AmSouth Bank.

W. Charles Mayer, III	51	Senior Executive Vice President of AmSouth and AmSouth Bank (October 1994 to date) and General Banking Group Head (December 2004 to date) of AmSouth and AmSouth Bank. Formerly, Alabama/South Louisiana Banking Group Head (October 1999 to December 2004), and Commercial Banking Group Head (November 2000 to May 2002) of AmSouth and AmSouth Bank.

Beth E. Mooney	51	Senior Executive Vice President (June 2000 to date), Chief Financial Officer and Finance Group Head (February 2004 to date) of AmSouth and AmSouth Bank. Formerly, Finance and Credit Group Head (February 2004 to December 2004) and Tennessee/North Louisiana Banking Group Head (June 2000 to February 2004) of AmSouth and AmSouth Bank.
E. W. Stephenson, Jr.	59	Senior Executive Vice President of AmSouth and AmSouth Bank (July 1993 to date), and Tennessee Banking Group Head (February 2004 to date). Formerly Mississippi Banking Group Head (November 2000 to December 2004) and Tennessee/North Louisiana Banking Group Head (February 2004 to December 2004) and Florida Banking Group Head (July 1997 to February 2004) of AmSouth and AmSouth Bank.

Geoffrey A. von Kuhn	54	Senior Executive Vice President and Wealth Management Group Head (April 2001 to date) of AmSouth and AmSouth Bank. Formerly, Head of U.S. Private Bank for Citigroup (April 2000 to April 2001).

William C. Wells II	47	Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth and AmSouth Bank, December 2004 to date. Formerly Executive Vice President and Chief Risk Officer, SouthTrust Corporation (August 2002 to November 2004), and Senior Vice President of Loan Review, Compliance, Community Reinvestment, and Retail Risk Assessment, SouthTrust Corporation and SouthTrust Bank (1998 to August 2002).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AmSouth’s common stock, par value $1.00 per share, is listed for trading on the New York Stock Exchange under the symbol ASO. Quarterly high and low sales prices of and cash dividends declared on AmSouth common stock are set forth in Table 22 of Management’s Discussion and Analysis, which is incorporated herein by reference pursuant to Item 7 of this Form 10-K. As of February 21, 2006, there were 25,870 holders of record of AmSouth’s common stock (including participants in the Direct Stock Purchase and Dividend Reinvestment Plan).

Restrictions on the ability of the Bank to transfer funds to AmSouth at December 31, 2005, are set forth in Note 12 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to AmSouth and the ability of AmSouth to pay dividends on its common stock is set forth in Part I under the headings “Supervision and Regulation—Payment of Dividends” and “Supervision and Regulation—Capital Adequacy and Related Matters.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2005	1,202,300	$24.74	1,202,300	9,323,933
November 1 - 30, 2005	216,231	25.75	210,000	9,113,933
December 1 - 31, 2005	93,327	26.87	90,000	9,023,933

Total	1,511,858	25.02	1,502,300

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended December 31, 2005. Of the shares purchased during the three months ended December 31, 2005, 9,558 were related to employee compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

(Dollars in thousands except per share data)	2005	2004	2003	2002	2001
Earnings summary
Net interest income	$1,525,274	$1,476,025	$1,414,635	$1,472,640	$1,366,722
Provision for loan and lease losses	93,950	127,750	173,700	213,550	187,100

Net interest income after provision for loan and lease losses	1,431,324	1,348,275	1,240,935	1,259,090	1,179,622
Noninterest revenues	915,180	1,032,142	855,778	739,361	748,222
Noninterest expenses	1,291,923	1,456,938	1,205,577	1,126,622	1,157,232

Income before income taxes	1,054,581	923,479	891,136	871,829	770,612
Income taxes	328,876	299,981	265,015	262,682	234,266

Net income	$725,705	$623,498	$626,121	$609,147	$536,346

Earnings per common share	$2.07	$1.77	$1.79	$1.70	$1.46
Diluted earnings per common share	2.04	1.74	1.77	1.68	1.45
Cash dividends declared	1.01	0.97	0.93	0.89	0.85
Return on average assets	1.43%	1.30%	1.47%	1.58%	1.40%
Return on average equity	20.44	18.60	20.08	20.10	18.56
Operating efficiency*	52.01	57.12	52.08	49.78	53.12

Selected year end balances
Loans net of unearned income	$35,897,939	$32,801,337	$29,339,364	$27,350,918	$25,124,493
Assets	52,607,110	49,548,371	45,615,516	40,571,272	38,600,414
Deposits	36,348,382	34,232,779	30,440,353	27,315,624	26,167,017
Long-term debt	5,984,671	7,271,518	7,852,434	6,889,283	6,102,255
Shareholders’ equity	3,634,577	3,568,841	3,229,669	3,115,997	2,955,099
Selected average balances
Loans net of unearned income	$33,836,996	$31,241,987	$28,511,159	$25,921,769	$24,763,798
Assets	50,740,057	48,010,625	42,730,516	38,564,568	38,238,393
Deposits	35,279,571	32,014,976	28,582,616	25,943,534	25,916,181
Long-term debt	6,618,944	7,706,691	7,155,302	6,253,669	6,117,333
Shareholders’ equity	3,550,047	3,351,754	3,117,362	3,030,901	2,889,248

Selected ratios
Net interest margin*	3.38%	3.47%	3.78%	4.37%	4.11%
Allowance for loan and lease losses to loans net of unearned income	1.02	1.12	1.31	1.40	1.45
Nonperforming assets to loans net of unearned income, foreclosed properties and repossessions	0.34	0.34	0.50	0.72	0.76
Ending equity to ending assets	6.91	7.20	7.08	7.68	7.66
Average equity to average assets	7.00	6.98	7.30	7.86	7.56

*	The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) basis. The computation of the FTE adjustment is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of AmSouth’s 2005 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is hereby incorporated herein by reference pursuant to Item 7, above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of AmSouth and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm contained in AmSouth’s 2005 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed as of December 31, 2005 under the supervision and with the participation of AmSouth’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s management, including the CEO and CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of December 31, 2005.

There were no changes in AmSouth’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal controls over financial reporting.

Management’s Report, Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting contained in AmSouth’s 2005 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical and business experience information about the directors and director nominees of AmSouth included in AmSouth’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006 (the Proxy Statement) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below are hereby incorporated herein by reference. Information on AmSouth’s executive officers is included in Part I of this report.

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

AmSouth’s Code of Ethics for Senior Financial Officers is available at www.amsouth.com, as discussed in “Available Information” above. AmSouth intends to disclose any amendments or waivers with respect to its Code of Ethics for Senior Financial Officers on its website at www.amsouth.com.

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

(a)    Financial Statements and Financial Statement Schedules

Financial Statements

The following report of independent registered public accounting firm and consolidated financial statements of AmSouth and its subsidiaries included in AmSouth’s 2005 Annual Report to Shareholders are incorporated herein by reference pursuant to Item 8.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Earnings—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003

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

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ C. DOWD RITTER C. Dowd Ritter	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

By:	/s/ BETH E. MOONEY Beth E. Mooney	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2006

By:	/s/ ALTON E. YOTHER Alton E. Yother	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 10, 2006

By:	* David J. Cooper, Sr.	A Director	March 10, 2006

By:	* Earnest W. Deavenport, Jr.	A Director	March 10, 2006

By:	* Don DeFosset	A Director	March 10, 2006

By:	* Martha R. Ingram	A Director	March 10, 2006

By:	* Ronald L. Kuehn, Jr.	A Director	March 10, 2006

By:	* James R. Malone	A Director	March 10, 2006

By:	* Charles D. McCrary	A Director	March 10, 2006

By:	* Claude B. Nielsen	A Director	March 10, 2006

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ JOHN D. BUCHANAN
John D. Buchanan Attorney in Fact

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.

Exhibits	Description

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	Bylaws of AmSouth Bancorporation (2)

4.1

Stockholder Protection Rights Agreement dated as of December 18, 1997, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Series A Preferred Stock (3)

4.2	Instruments defining the rights of security holders (4)

*10.1	AmSouth Bancorporation Executive Incentive Plan, as amended (5)

*10.2	AmSouth Bancorporation Relocation Policy for Executive Officers (6)

*10.3	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan (7)

*10.4	1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (8)

*10.5	Amendment No. 1 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (9)

*10.6	Amendment No. 2 to the 1989 AmSouth Bancorporation Long Term Incentive Compensation Plan (10)

*10.7	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended (11)

*10.8	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation (12)

*10.9	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan (13)

*10.10	Amendment No. 1 to the AmSouth Bancorporation Supplemental Thrift Plan

*10.11	Employment Agreement for C. Dowd Ritter (14)

*10.12	Amendment to Employment Agreement for C. Dowd Ritter (15)

*10.13	Form of Change-in-Control Agreement for certain Executive Officers (16)

*10.14	AmSouth Bancorporation Deferred Compensation Plan (17)

*10.15	Amended and Restated Stock Option Plan for Outside Directors (18)

*10.16	Life Insurance Agreements

*10.17	Supplemental Long-Term Disability Plan (19)

*10.18	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan (20)

*10.19	First American Corporation Directors’ Deferred Compensation Plan (21)

*10.20	Form of Performance Unit Grant Agreement (22)

*10.21	Form of Stock Option Grant Agreement (23)

*10.22	Form of Stock Option Grant Agreement for Directors (24)

*10.23	Summary of Compensation Arrangements with Named Executive Officers and Directors (effective January 1, 2006)

13	AmSouth Bancorporation’s 2005 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K

Exhibits	Description

21	List of Subsidiaries of AmSouth Bancorporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(2)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(3)	Filed as Exhibit 4.1 to AmSouth’s Report on Form 8-K filed on December 18, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(4)	Instruments defining the rights of holders of long-term debt of AmSouth are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K and AmSouth hereby agrees to furnish a copy of such instruments to the SEC upon request.
(5)	Filed as Exhibit 10.1 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004, incorporated herein by reference
(6)	Filed as Exhibit 10-b to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(7)	Filed as Exhibit 10.1 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(8)	Filed as Exhibit 10 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1993, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(9)	Filed as Exhibit 10-k to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1- 7476, former File No. 0-6907)
(10)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 1995, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(11)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004, incorporated herein by reference
(12)	Filed as Exhibit 10-q to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(13)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference
(14)	Filed as Exhibit 10-m to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(15)	Filed as Exhibit 10.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004, incorporated herein by reference
(16)	Attached hereto as Exhibit 10.12 herewith. Agreements in this form have been entered into with the following Executive Officers: David B. Edmonds, John M. Gaffney, O.B. Grayson Hall, Jr., W. Charles Mayer, III, Candice W. Bagby, E. W. Stephenson, Jr., Beth E. Mooney, Geoffrey A. von Kuhn, Susan Martinez and William C. Wells, II
(17)	Filed as Exhibit 10.13 to AmSouth’s Form 10-K Annual Report for the year ended December 31, 2004, incorporated herein by reference
(18)	Filed as Appendix E to AmSouth’s Proxy Statement dated March 10, 2004 for the Annual Meeting of Shareholders held April 15, 2004, incorporated herein by reference

(19)	Filed as Exhibit 10-b to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907)
(20)	Filed as part of First American’s Proxy Statement dated March 18, 1991 for the Annual Meeting of Shareholders held April 19, 1991 with amendments filed as part of the Proxy Statements for the Annual Meetings held on April 21, 1994 and April 17, 1997, incorporated herein by reference (filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 0-6198)
(21)	Filed as Exhibit 10-a to AmSouth’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002, incorporated herein by reference
(22)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed on February 11, 2005, incorporated herein by reference
(23)	Filed as Exhibit 10.2 to AmSouth’s Report on Form 8-K filed on February 11, 2005, incorporated herein by reference
(24)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed on April 26, 2005, incorporated herein by reference.