Form 10-Q
period 2006-03-31
AMSOUTH BANCORPORATION
filed 2006-05-09
CIK 3133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 28, 2006, AmSouth Bancorporation had 346,072,000 shares of common stock outstanding.

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

Forward-looking statements are based on current Management expectations and, by their nature, are subject to risks and uncertainties. A number of factors – many of which are beyond AmSouth’s control – could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: specific factors mentioned in the text of this document; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; adverse changes in the financial performance and/or condition of AmSouth’s borrowers, which could impact the repayment of such borrowers’ loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing.

Other such factors are discussed in the Management’s Discussion and Analysis section of this report, including but not limited to, the factors discussed in “Earnings Outlook” on page 22.

Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2006	December 31 2005	March 31 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,110,025	$1,307,043	$1,110,764
Trading securities	5,672	30,419	33,185
Available-for-sale securities	5,854,279	5,989,989	6,378,267
Held-to-maturity securities (market value of $5,371,064, $5,576,243 and $6,111,379, respectively)	5,540,409	5,679,494	6,193,235
Loans held for sale	276,420	406,553	150,888
Loans	37,444,891	36,620,195	33,717,548
Less: Allowance for loan and lease losses	352,242	366,695	366,836
Unearned income	706,943	722,256	692,111

Net loans	36,385,706	35,531,244	32,658,601
Other interest-earning assets	76,445	68,000	34,639
Premises and equipment, net	1,227,287	1,200,114	1,083,333
Cash surrender value–bank owned life insurance	1,167,701	1,156,265	1,122,447
Accrued interest receivable and other assets	1,214,218	1,237,989	1,246,099

	$52,858,162	$52,607,110	$50,011,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$8,291,134	$8,233,137	$7,500,430
Interest-bearing demand	7,826,012	7,299,655	7,071,159
Money market and savings	9,561,009	9,513,548	9,871,634
Time	10,424,392	9,928,485	9,509,574
Foreign	1,016,771	1,373,557	875,723

Total deposits	37,119,318	36,348,382	34,828,520
Federal funds purchased and securities sold under agreements to repurchase	3,923,273	4,404,262	2,610,403
Other borrowed funds	493,673	511,625	203,639
Long-term Federal Home Loan Bank advances	1,930,927	1,958,730	3,918,255
Other long-term debt	3,947,960	4,025,941	3,344,018

Total deposits and interest-bearing liabilities	47,415,151	47,248,940	44,904,835
Accrued income taxes	1,087,169	1,044,721	984,189
Accrued expenses and other liabilities	738,100	678,872	630,712

Total liabilities	49,240,420	48,972,533	46,519,736

Shareholders’ equity:
Preferred stock – no par value:
Authorized – 2,000,000 shares
Issued and outstanding – none	-0-	-0-	-0-
Common stock – par value $1 a share:
Authorized – 750,000,000 shares
Issued – 416,719,000, 416,706,000 and 416,736,000 shares, respectively	416,719	416,706	416,736
Additional paid-in capital	743,634	738,011	729,039
Retained earnings	3,917,314	3,844,183	3,580,202
Cost of common stock in treasury – 70,129,000, 68,634,000 and 63,685,000 shares, respectively	(1,249,518)	(1,208,874)	(1,073,672)
Deferred compensation on restricted stock	(18,092)	(14,083)	(16,230)
Accumulated other comprehensive loss, net	(192,315)	(141,366)	(144,353)

Total shareholders’ equity	3,617,742	3,634,577	3,491,722

	$52,858,162	$52,607,110	$50,011,458

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$558,610	$431,375
Available-for-sale securities	69,301	75,791
Held-to-maturity securities	66,513	72,096
Trading securities	414	159
Loans held for sale	4,905	1,498
Other interest-earning assets	687	255

Total interest income	700,430	581,174

INTEREST EXPENSE
Interest-bearing demand deposits	36,394	16,345
Money market and savings deposits	44,212	29,368
Time deposits	96,950	65,279
Foreign deposits	10,851	6,803
Federal funds purchased and securities sold under agreements to repurchase	38,655	16,354
Other borrowed funds	7,376	1,928
Long-term Federal Home Loan Bank advances	24,853	40,199
Other long-term debt	43,419	25,150

Total interest expense	302,710	201,426

NET INTEREST INCOME	397,720	379,748
Provision for loan and lease losses	27,300	20,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	370,420	359,148

NONINTEREST REVENUES
Service charges on deposit accounts	95,105	85,034
Trust income	23,763	30,353
Consumer investment services income	21,942	20,032
Interchange income	24,735	21,178
Commercial credit fee income	11,480	10,940
Bank owned life insurance policies	10,983	10,511
Other noninterest revenues	31,675	37,388

Total noninterest revenues	219,683	215,436

NONINTEREST EXPENSES
Salaries and employee benefits	184,152	178,655
Net occupancy	38,834	36,857
Equipment	31,358	31,086
Postage and office supplies	9,653	10,693
Marketing	13,260	9,771
Other noninterest expenses	52,745	52,455

Total noninterest expenses	330,002	319,517

INCOME BEFORE INCOME TAXES	260,101	255,067
Income taxes	79,110	76,422

NET INCOME	$180,991	$178,645

Weighted-average common shares outstanding – basic	345,433	354,299
Earnings per common share – basic	$0.52	$0.50
Weighted-average common shares outstanding – diluted	350,743	358,812
Earnings per common share – diluted	$0.52	$0.50

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount						Total
	(In thousands)
BALANCE AT JANUARY 1, 2005	356,310	$416,748	$726,411	$3,492,873	$(986,510)	$(12,947)	$(67,734)	$3,568,841
Comprehensive income:
Net income	-0-	-0-	-0-	178,645	-0-	-0-	-0-	178,645
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(72,852)	(72,852)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(3,767)	(3,767)

Comprehensive income								102,026
Cash dividends declared ($0.25 per share)	-0-	-0-	-0-	(89,109)	-0-	-0-	-0-	(89,109)
Common stock transactions:
Purchase of common stock	(4,997)	-0-	-0-	-0-	(126,115)	-0-	-0-	(126,115)
Employee stock plans, net	1,628	(12)	1,922	(2,207)	36,796	(3,283)	-0-	33,216
Direct stock purchase and dividend reinvestment plan	110	-0-	706	-0-	2,157	-0-	-0-	2,863

BALANCE AT MARCH 31, 2005	353,051	$416,736	$729,039	$3,580,202	$(1,073,672)	$(16,230)	$(144,353)	$3,491,722

BALANCE AT JANUARY 1, 2006	348,072	$416,706	$738,011	$3,844,183	$(1,208,874)	$(14,083)	$(141,366)	$3,634,577
Comprehensive income:
Net income	-0-	-0-	-0-	180,991	-0-	-0-	-0-	180,991
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(52,234)	(52,234)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	957	957
Additional minimum pension liability adjustment	-0-	-0-	-0-	-0-	-0-	-0-	328	328

Comprehensive income								130,042
Cash dividends declared ($0.26 per share)	-0-	-0-	-0-	(90,156)	-0-	-0-	-0-	(90,156)
Common stock transactions:
Purchase of common stock	(5,051)	-0-	-0-	-0-	(138,650)	-0-	-0-	(138,650)
Employee stock plans, net	3,466	13	5,507	(17,699)	95,386	(4,009)	-0-	79,198
Direct stock purchase and dividend reinvestment plan	103	-0-	116	(5)	2,620	-0-	-0-	2,731

BALANCE AT MARCH 31, 2006	346,590	$416,719	$743,634	$3,917,314	$(1,249,518)	$(18,092)	$(192,315)	$3,617,742

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in notes to consolidated financial statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$180,991	$178,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	27,300	20,600
Provision for deferred income taxes	26,391	27,930
Depreciation and amortization of premises and equipment	28,460	29,515
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	3,850	6,238
Amortization of intangible assets	541	696
Originations and purchases of loans held for sale	(564,547)	(240,281)
Proceeds from sales of loans held for sale	699,295	434,609
Net gains on sales of available-for-sale securities	(530)	(1,128)
Net gains on sales of loans held for sale	(4,492)	(3,545)
Net gains on sales of loans	-0-	(6,331)
Net gain on sale of branches	(3,622)	-0-
Net decrease (increase) in trading securities	24,747	(31,304)
Net (increase) decrease in accrued interest receivable, bank owned life insurance and other assets	(1,608)	26,563
Net increase (decrease) in accrued expenses and other liabilities	60,925	(33,650)
Prepayment gain on Federal Home Loan Bank advances and other long-term debt	(2,650)	(2,703)
Other operating activities, net	33,475	23,528

Net cash provided by operating activities	508,526	429,382

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	171,780	221,317
Proceeds from sales of available-for-sale securities	159,387	198,093
Purchases of available-for-sale securities	(276,528)	(645,013)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	185,328	274,960
Purchases of held-to-maturity securities	(47,083)	(292,037)
Net (increase) decrease in other interest-earning assets	(8,445)	1,510
Net increase in loans, excluding sales of loans	(937,594)	(986,486)
Proceeds from sales of loans	-0-	469,230
Net purchases of premises and equipment	(57,033)	(52,274)
Net cash paid for sale of branches	(37,792)	-0-

Net cash used in investing activities	(847,980)	(810,700)

FINANCING ACTIVITIES
Net increase in deposits	832,020	595,987
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(480,989)	318,415
Net increase (decrease) in other borrowed funds	26,693	(225,459)
Proceeds from issuance of long-term Federal Home Loan Bank advances and other long-term debt	300,400	469,992
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(288,218)	(103,548)
Payments for prepayment of Federal Home Loan Bank advances and other long-term debt	(97,350)	(347,297)
Cash dividends paid	(90,620)	(89,946)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment	79,150	33,060
Purchase of common stock	(138,650)	(126,115)

Net cash provided by financing activities	142,436	525,089

(Decrease) Increase in cash and cash equivalents	(197,018)	143,771
Cash and cash equivalents at beginning of period	1,307,043	966,993

Cash and cash equivalents at end of period	$1,110,025	$1,110,764

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2006 and 2005

Note 1 – Basis of Presentation – The consolidated financial statements conform to accounting principles generally accepted in the United States of America (GAAP). The accompanying interim financial statements are unaudited; however, in the opinion of Management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income, total assets or shareholders’ equity. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in AmSouth Bancorporation’s (AmSouth or the Company) 2005 Annual Report on Form 10-K. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K except for accounting policies related to share-based payments, which are described in Note 3.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The consolidated financial statements include the accounts of AmSouth, its subsidiaries (all of which are wholly owned) and certain variable interest entities. All significant intercompany balances and transactions have been eliminated.

Note 2 – Recent Accounting Developments – Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (Statement 155) amends existing GAAP by permitting hybrid financial instruments that contain an embedded derivative to be remeasured at fair value. Statement 155 requires entities to evaluate interests in securitized financial assets to identify interests that are derivatives (freestanding or embedded) and eliminates the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. Statement 155 is effective for financial instruments acquired, issued, or subject to remeasurement (as defined by Statement 155) for fiscal annual periods beginning after September 15, 2006. Management does not believe the adoption of Statement 155 will have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (Statement 156) amends existing GAAP by requiring an entity to recognize servicing assets or liabilities each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits subsequent measurement under either an amortization method or a fair value method. Statement 156 also requires separate presentation of servicing assets and servicing liabilities measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. Statement 156 is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of Statement 156 will have a material impact on the consolidated financial statements.

Note 3 – Share-Based Payments – AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock (i.e., unvested common stock), and stock appreciation rights. While AmSouth has the ability to issue stock appreciation rights, as of March 31, 2006, there were no outstanding stock appreciation rights. Options and restricted stock granted vest based on employee service and generally vest between one and three years from the date of the grant, which is determined on the grant date by the Human Resources Committee of the Board of Directors. However, several grants of restricted stock made during 2001 have vesting periods between 11 and 21 years. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. All of the options granted during 2006 and 2005 expire ten years from the date of grant. All other options granted generally expire not later than ten years from the date of the grant.

The number of shares authorized for issuance under long-term compensation plans was 50,463,000 shares at March 31, 2006. AmSouth issues shares from treasury upon exercise. At March 31, 2006 AmSouth had sufficient shares in treasury to forego the purchase of shares in the open market.

AmSouth accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or Statement 123(R), which was adopted under the modified prospective method on January 1, 2006 and, therefore, results for prior periods have not been restated. Compensation cost is measured based on the fair value of the award at the grant date and recognized in the financial statements on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock is determined based on the closing price of AmSouth’s common stock on the grant date. The effect of the adoption of Statement 123(R) on AmSouth’s financial condition and results of operations was not material, because on December 29, 2005, AmSouth accelerated vesting of all 15.7 million outstanding unvested stock options previously awarded to employees and directors. Therefore, there were no unvested stock options outstanding at December 31, 2005. There were no significant effects on the results of operations or cash flows during the first quarter of 2006 resulting from the adoption of Statement 123(R).

The following table details the different components of compensation cost for the three months ended March 31:

(In thousands)	2006	2005
Compensation cost of share-based compensation awards:
Restricted stock	$1,106	$870
Stock options	10	—
Tax benefits related to compensation cost	(427)	(327)

Compensation cost of share-based compensation awards, net of tax	$689	$543

Prior to the adoption of Statement 123(R), AmSouth followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), which allowed an entity to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”. AmSouth recognized expense related to stock option grants in its pro forma disclosures according to the accelerated expense attribution model under Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” No option-based employee compensation cost was reflected in reported net income for the three months ending March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

AmSouth’s pro forma information for the period ended March 31, 2005 is as follows:

(In thousands, except per share data)
Net income:
As reported	$178,645
Add: Stock-based compensation expense included in reported net income, net of tax	543
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,924)

Pro forma	$172,264

Earnings per common share:
As reported	$0.50
Pro forma	0.49
Diluted earnings per common share:
As reported	$0.50
Pro forma	0.48

The above pro forma information includes expenses related to all stock options and restricted stock granted during the first quarter of 2005, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these option grants was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ vesting period to determine the pro forma expense for the period.

The following table details the weighted-average assumptions used and estimated fair value related to stock options granted for the three months ended March 31:

	2006		2005
Risk-free interest rate	4.33%		3.59%
Expected dividend yield	3.89		3.96
Volatility factor	20.30		21.70
Expected life	4.34	yrs.	4.20	yrs.
Fair value	$3.97		$3.60

AmSouth utilizes the yield on a zero coupon U.S Treasury note, the maturity of which corresponds to the expected life of the option, in determining the risk-free interest rate. The expected dividend yield is determined by dividing the expected dividends over the next year by the exercise price of the option on the date of grant. AmSouth calculates an option’s expected life by considering exercise of stock options. The expected exercise is incorporated into the expected life component of the Black-Scholes option pricing model by reviewing historical employee exercise behaviors at AmSouth. Historical employee exercise behaviors that are observed when analyzing the expected life of an option are combined with historical stock prices to estimate the historical volatility of AmSouth’s stock price.

The following tables summarize AmSouth’s activity and related information for stock options and restricted stock during the three months ended March 31, 2006:

Stock Options	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term
Balance at January 1, 2006	35,692,912	$22.28
Exercised	(2,835,951)	21.60
Forfeited/Expired	(49,528)	19.77
Granted	35,000	27.00

Balance at March 31, 2006	32,842,433	$22.35	$156,184	6.76 yrs.

Exercisable at March 31, 2006	32,807,433	$22.35	$156,180	6.76 yrs.

The total intrinsic value of stock options exercised was approximately $17,385,000 and $7,332,000 for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock	Number	Weighted- Average Grant Date Fair Value
Balance at January 1, 2006	1,283,432	$20.31
Vested	(87,801)	21.04
Forfeited	(13,376)	26.06
Granted	260,182	27.58

Balance at March 31, 2006	1,442,437	$21.53

The total fair value of restricted stock vested was approximately $1,836,000 and $2,227,000 for the three month periods ended March 31, 2006 and 2005, respectively.

At March 31, 2006 the total compensation cost of nonvested stock options and restricted stock awards not yet recognized was $18.1 million, which will be recognized over a weighted-average period of 5.75 years. No material share-based compensation costs were capitalized during the period ended March 31, 2006.

Note 4 – Pension and Other Postretirement Benefits – Net periodic benefit cost (credit) includes the following components for the three months ended March 31:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$7,503	$6,700	$159	$258
Interest cost	12,555	11,570	248	570
Expected return on plan assets	(16,561)	(16,463)	(49)	(51)
Amortization of prior service cost (credit)	44	36	(683)	(218)
Amortization of transitional obligation	48	48	11	11
Recognized actuarial loss	7,767	6,764	114	245

Net periodic benefit cost (credit)	$11,356	$8,655	$(200)	$815

Note 5 – Contingencies

Legal. Various legal proceedings are pending against AmSouth and its subsidiaries. Some of these proceedings, including class actions, seek relief or allege damages that are substantial. The actions arise in the ordinary course of AmSouth’s business and include actions relating to its imposition of certain fees, lending, collections, loan servicing, deposit taking, investment, trust and other activities. It may take a number of years to finally resolve some of these actions because of their complexity as well as other reasons. Additionally, AmSouth and its subsidiaries, which are regulated by multiple federal and state authorities, are the subject of regularly scheduled and special examinations, reviews, investigations and enforcement actions or proceedings. AmSouth may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these examinations, reviews, investigations and enforcement actions. Enforcement and compliance-related activity by government agencies has substantially increased. Although it is not possible to determine with certainty AmSouth’s potential exposure from these proceedings, which may take a number of years to fully and finally resolve due to their complexity, based upon legal counsel’s opinion, Management considers that any liability resulting from the proceedings would not have a material impact on the financial condition or results of operations of AmSouth.

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

In connection with the IRS examination mentioned above, the IRS issued Notices of Proposed Adjustments with respect to AmSouth’s tax treatment of certain leveraged lease transactions that were entered into during the years under examination. Management believes that AmSouth’s treatment of these leveraged lease transactions was in compliance with existing tax case law, applicable statutes and regulations in effect at the time these transactions were entered into and intends to vigorously defend its position. If AmSouth were to settle with the IRS on these Notices of Proposed Adjustments, such a settlement would not have a material impact to the consolidated financial statements based upon accounting guidance currently in effect. However, the FASB has recently issued two proposals that, if adopted as currently drafted, would change current accounting guidance. The FASB is still in deliberations on these proposals, but final standards are expected to be issued during the second quarter of 2006. AmSouth is currently reviewing the potential impact of their adoption, and adoption under the guidance as currently proposed is expected to have a material impact to the consolidated financial statements at the effective date of adoption. Both proposals would require that any impact to the consolidated financial statements upon adoption would be recognized as a cumulative effect of a change in accounting principle.

Note 6 – Earnings Per Common Share – The following table sets forth the computation of earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
(In thousands, except per share data)	2006	2005
Earnings per common share computation:
Numerator:
Net income	$180,991	$178,645
Denominator:
Weighted – average common shares outstanding	344,855	353,714
Shares issuable under deferred compensation arrangements	578	585

Weighted-average common shares outstanding – basic	345,433	354,299
Earnings per common share	$0.52	$0.50
Diluted earnings per common share computation:
Numerator:
Net income	$180,991	$178,645
Denominator:
Weighted – average common shares outstanding	344,855	353,714
Shares issuable under deferred compensation arrangements	578	585
Dilutive effect of stock options and restricted stock	5,310	4,513

Weighted-average common shares outstanding – diluted	350,743	358,812
Diluted earnings per common share	$0.52	$0.50

Note 7 – Comprehensive Income – Total comprehensive income consists of net income, the change in the unrealized gains or losses on AmSouth’s available-for-sale securities portfolio arising during the period, the change in the effective portion of cash flow hedges marked to market, and the change in the minimum pension liability related to an unfunded pension liability. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended March 31
	2006			2005
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$260,101	$(79,110)	$180,991	$255,067	$(76,422)	$178,645
Net unrealized holding gains and losses on available-for-sale securities arising during the period	(83,546)	31,643	(51,903)	(116,105)	43,957	(72,148)
Less: reclassification adjustments for net securities gains realized in net income	530	(199)	331	1,128	(424)	704

Net change in unrealized gains and losses on available-for-sale securities	(84,076)	31,842	(52,234)	(117,233)	44,381	(72,852)

Net unrealized holding gains and losses on derivatives arising during the period	(932)	389	(543)	(6,552)	2,313	(4,239)
Less: reclassification adjustments for losses realized in net income	(2,404)	904	(1,500)	(756)	284	(472)

Net change in unrealized gains and losses on derivative instruments	1,472	(515)	957	(5,796)	2,029	(3,767)

Additional minimum pension liability adjustment	—	328	328	—	—	—

Comprehensive income	$177,497	$(47,455)	$130,042	$132,038	$(30,012)	$102,026

Note 8 – Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the three month period ended March 31, 2006, AmSouth repurchased 5.1 million shares, primarily under this authorization, at a cost of $138.7 million. During the three month period ended March 31, 2005, AmSouth repurchased 5.0 million shares, primarily under this authorization, at a cost of $126.1 million. As of March 31, 2006, there were 4.0 million shares remaining under this authorization. Cash dividends of $0.26 per common share were declared in the first three months of 2006.

On April 20, 2006, AmSouth’s Board of Directors approved the repurchase of up to 25 million shares of the Company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares may be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs.

Note 9 – Business Segment Information – AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, provisions for loan and lease losses that are in excess of or below net charge-offs, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets and other assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service customers’ loans and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three months ended March 31:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
2006
Net interest income before internal funding	$220,548	$176,514	$45,216	$(44,558)	$397,720
Internal funding	59,359	(59,583)	3,887	(3,663)	-0-

Net interest income/(expense)	279,907	116,931	49,103	(48,221)	397,720
Noninterest revenues	120,478	35,103	46,910	17,192	219,683

Total revenues	400,385	152,034	96,013	(31,029)	617,403
Provision for loan and lease losses	9,944	29,390	487	(12,521)	27,300
Noninterest expenses	199,628	48,237	54,045	28,092	330,002

Income/(loss) before income taxes	190,813	74,407	41,481	(46,600)	260,101
Income taxes/(benefits)	71,746	27,977	13,642	(34,255)	79,110

Segment net income/(loss)	$119,067	$46,430	$27,839	$(12,345)	$180,991

Revenues from external customers	$341,026	$211,617	$39,505	$25,255	$617,403
Ending assets	23,059,297	16,131,008	6,624,438	7,043,419	52,858,162
Average assets	23,410,065	15,851,769	6,567,533	6,879,340	52,708,707
Average loans	21,585,422	14,757,501	6,525,113	(6,523,512)	36,344,524
Average deposits	25,829,305	9,507,395	4,396,962	(2,987,238)	36,746,424
2005
Net interest income before internal funding	$198,268	$133,738	$47,872	$(130)	$379,748
Internal funding	71,659	(26,380)	(258)	(45,021)	-0-

Net interest income/(expense)	269,927	107,358	47,614	(45,151)	379,748
Noninterest revenues	113,809	34,325	51,682	15,620	215,436

Total revenues	383,736	141,683	99,296	(29,531)	595,184
Provision for loan and lease losses	15,316	2,650	414	2,220	20,600
Noninterest expenses	192,165	47,499	54,989	24,864	319,517

Income/(loss) before income taxes	176,255	91,534	43,893	(56,615)	255,067
Income taxes/(benefits)	66,272	34,417	16,504	(40,771)	76,422

Segment net income/(loss)	$109,983	$57,117	$27,389	$(15,844)	$178,645

Revenues from external customers	$312,077	$168,063	$46,954	$68,090	$595,184
Ending assets	21,357,001	13,903,563	5,644,063	9,106,831	50,011,458
Average assets	21,937,008	13,854,037	5,555,119	8,949,946	50,296,110
Average loans	20,439,607	12,764,624	5,529,223	(5,524,905)	33,208,549
Average deposits	24,478,592	8,415,734	4,100,790	(2,282,515)	34,712,601

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated balance sheets of AmSouth Bancorporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of shareholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmSouth Bancorporation and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Birmingham, Alabama

May 5, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis is part of AmSouth Bancorporation’s (AmSouth or the Company) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (SEC) and updates AmSouth’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed with the SEC. This information should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

AmSouth is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $53 billion in assets, more than 680 branch banking offices and over 1,200 ATMs. AmSouth operates in Florida, Tennessee, Alabama, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast and has three principal business segments. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, loans for automobile and other personal financing needs, and various products designed to meet the needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset-based lending and commercial leasing. Wealth Management is comprised of trust, Private Client Services and broker-dealer services. This area includes traditional trust services, as well as a substantial selection of investment management services. AmSouth also provides a complete listing of banking products and services at its web site, www.amsouth.com.

The preparation of AmSouth’s financial statements requires Management to make subjective and sometimes complex judgments associated with estimates and assumptions for which the impact is inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimate can have on the reported financial results include the accounting for the allowance for loan and lease losses, pensions, and income taxes. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2005 Form 10-K. There were no significant changes in these accounting policies during the first three months of 2006.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

First Quarter Overview

AmSouth reported net income of $181 million for the first quarter of 2006, an increase of 1.3 percent over net income of $179 million during the first quarter of 2005. Diluted earnings per share for the first quarter of 2006 was $0.52, an increase of 4.0 percent over the $0.50 per share for the same period of 2005. For the three months ended March 31, 2006 and 2005, AmSouth’s return on average assets (ROA) was 1.39 percent and 1.44 percent, respectively. Return on average equity (ROE) was 20.52 percent for the first quarter of 2006 compared to 20.48 percent for the same quarter of 2005. The results during the first quarter of 2006 were driven by revenue growth from both interest and noninterest sources, outstanding loan growth and a higher deposit base.

Loan balances on average for the first quarter of 2006 increased $3.1 billion from the first quarter of 2005, with growth primarily in commercial real estate, small business, residential and home equity lending. Average low-cost deposit balances for this period increased $1.3 billion when compared to the same period in 2005. These factors resulted in an increase in net interest income of $18.0 million or 4.7 percent during the first quarter of 2006 compared to the same period a year earlier.

Underlying credit quality continued to be strong during the first quarter of 2006, despite charge-offs of two airline leases, which carried significant reserves. Net charge-offs for the first quarter of 2006 increased $22.7 million, or 24 basis points, from the first quarter of 2005. This increase reflects $26.2 million in charge-offs for the above-mentioned airline leases, of which $21 million was included in the allowance for loan and lease losses as of December 31, 2005. Omitting the effects of the airline leases, the provision for loan and lease losses of $27.3 million during the first quarter of 2006 exceeded net charge-offs, representing amounts attributable to loan growth and other factors.

Balance Sheet Analysis

Total assets at March 31, 2006 were $52.9 billion, up 0.5 percent from $52.6 billion at December 31, 2005. This $0.3 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, offset by decreases in AmSouth’s securities portfolio and cash. Loans net of unearned income at March 31, 2006 increased $0.8 billion compared to year-end. This increase was attributable to $0.7 billion of growth in commercial and commercial real estate loans and $0.1 billion of growth in consumer loans. Offsetting these increases, total available-for-sale and held-to-maturity securities decreased $0.3 billion and cash and due from banks decreased $0.2 billion from December 31, 2005 to March 31, 2006.

The increase in commercial loans was led by growth in commercial real estate and real estate construction. These increases were driven by the significant funding of record production during 2005 and continued growth in the economy as a whole. The increase in consumer loans resulted from a $0.2 billion increase in equity loans and lines, resulting from improved production and lower payoffs of existing credit lines. The decrease in available-for-sale and held-to-maturity securities reflects AmSouth’s strategy to lower the investment portfolio as a percentage of interest-earning assets. The Company has made the decision to limit reinvestment of cash flows into securities at current yields which are viewed as unattractive for long-term investing. Portfolio cash flows have instead been primarily used to fund loan growth.

On the liability side of the balance sheet, total deposits at March 31, 2006 increased by $0.8 billion compared to December 31, 2005. Low-cost deposits, which includes noninterest-bearing and interest-bearing checking, money market and savings accounts, increased by $0.6 billion. The growth in low-cost deposits reflects broad-based sales efforts, the continuing effect of AmSouth’s various marketing campaigns, household growth and the new branches opened in recent years. In addition, time deposits, including foreign deposits, increased by $0.1 billion compared to year-end.

Other interest-bearing liabilities decreased $0.6 billion from December 31, 2005 to March 31, 2006, primarily related to a $0.5 billion decrease in federal funds purchased and securities sold under agreements to repurchase. This decrease reflects a shift in the funding mix toward more deposits.

During the first quarter of 2006, AmSouth repurchased approximately 5.0 million shares of its common stock under its current authorization. The amount of shares repurchased represents those shares expected to become outstanding during the year under various stock-based employee benefit plans, and was completed to prevent any earnings dilution related to those shares.

Net Interest Income and Margin

Net interest income for the first quarter of 2006 was $397.7 million, up $18.0 million, or 4.7 percent compared to the same quarter last year. The increase in net interest income reflects strong loan growth, which was funded by solid deposit growth. Average loans net of unearned income for the three month period ended

March 31, 2006 were $36.3 billion, an increase of $3.1 billion from the same period in 2005. The increase was driven by commercial real estate and residential mortgage lending. Low-cost deposits on average were $25.0 billion for the quarter ended March 31, 2006, an increase of $1.3 billion, or 5.6 percent from the same period in 2005.

The net interest margin was 3.42 percent for the first quarter of 2006, up 5 basis points from 3.37 percent for the fourth quarter of 2005, and down 3 basis points from 3.45 percent for the same quarter in 2005. Despite the increases in short-term interest rates and the resulting flattening of the yield curve, the net interest margin remained stable due to solid low-cost deposit growth coupled with a continued focus on loan pricing. AmSouth remains essentially neutral in terms of interest rate risk, which is discussed in the next section of this report.

Asset and Liability Management

AmSouth maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist Management in minimizing the income impact of changes in the level and direction of interest rates on net interest income. This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to achieve net interest income performance goals, while minimizing the potential variation of net interest income under different interest rate scenarios.

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

Key assumptions in the model include the magnitude and timing of Federal Reserve rate changes and the associated impact on market rates; prepayment speeds on mortgage-related assets; cash flows and maturities of derivatives and other financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; deposit balances and rate sensitivities; customer preferences; and Management’s financial and capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, customer behavior and Management’s strategies, among other factors.

Currently, AmSouth is essentially neutral in terms of interest rate sensitivity, meaning that parallel shifts in the yield curve do not have a significant impact on net interest income over a twelve-month forecast horizon compared to the base case. The table below illustrates the impact of a gradual 100 basis point increase or decrease from the then-current rates on net interest income. This modeling assumes a simultaneous proportional shift in the yield curve.

Interest Rate Sensitivity

(Dollars in millions)

	March 31
	2006		2005		Policy Limit
	% Change	$ Change	% Change	$ Change
+100 bp	(0.01%)	($ 0.2)	0.30%	$ 4.7	+/–2.5%
–100 bp	(0.73%)	($11.7)	(1.08%)	($17.1)	+/–2.5%

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

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge interest rate risk on certain loans, deposits, borrowed funds and long-term debt. At March 31, 2006, AmSouth had interest rate swaps in the notional amount of approximately $3.8 billion, of which $2.2 billion were “receive fixed/pay floating” rate swaps and $1.6 billion were “pay fixed/receive floating.” Of all swaps, $1.3 billion of notional value was used to hedge the cash flows of variable-rate commercial loans, $350 million was used to hedge the cash flows associated with variable-rate bank notes, $1.2 billion was used to hedge the anticipated reissuance of Federal funds purchased, $900 million was used to hedge the fair value of corporate and bank debt, and $33 million was used to hedge the fair value of a fixed-rate certificate of deposit. During 2006, $83 million of notional value in interest rate swaps is scheduled to mature.

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

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also enters into derivative instruments to help its commercial customers manage their exposure to interest rate and foreign currency fluctuations. To mitigate the interest rate risk associated with these customer contracts, AmSouth enters into offsetting derivative contract positions. AmSouth manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest revenue in the period of change. At March 31, 2006, AmSouth had $37.3 million of assets and $37.3 million of liabilities associated with $2.6 billion notional amount of interest rate contracts with corporate customers and $2.6 billion notional amount of offsetting interest rate contracts with other financial institutions to mitigate AmSouth’s rate exposure on its corporate customers’ contracts.

Credit Quality

The allowance for loan and lease losses (the allowance) is maintained at a level considered to be adequate to absorb estimated credit losses for specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Actual losses can vary from Management’s estimates. A formal review of the allowance is performed quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance. In determining the appropriate level for the allowance, Management ensures that the overall allowance appropriately reflects the current macroeconomic conditions, industry exposure, and a margin for the imprecision inherent in most estimates of expected credit losses. The review includes analyses of historical performance, the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, loan activity since the previous quarter, reports prepared by the Credit Review Department, consideration of current economic conditions, and other pertinent information. The level of allowance to net loans outstanding will vary depending on the overall results of this quarterly review. The review is presented to and subsequently approved by Senior Management and reviewed by the Risk Committee of the Board of Directors.

At March 31, 2006, the allowance was $352.2 million, or 0.96 percent of loans net of unearned income, compared to $366.7 million, or 1.02 percent, at December 31, 2005 and $366.8 million, or 1.11 percent, at March 31, 2005. The decrease in the amount of allowance as a percent of loans from March 31, 2005 to March 31, 2006 reflects improved general economic conditions, lower inherent loss content in the portfolio driven by stricter underwriting standards on the consumer portfolios implemented several years ago, and a shift in the mix of the portfolio to products/customers with lower charge-off characteristics. Table 4 presents a five-quarter analysis of the allowance for loan and lease losses.

Net charge-offs for the quarter ended March 31, 2006, were $41.8 million, or 0.47 percent of average loans on an annualized basis, an increase of $22.7 million from the $19.1 million, or 0.23 percent of average loans, reported in the same period a year earlier. The increase in net charge-offs is reflective of the write-off of two previously disclosed airlines leases that had migrated to nonperforming status during the fourth quarter of 2005. Excluding these airline losses, which totaled $26.2 million, the remaining level of net charge-offs continues to reflect the general strength of the economy and is consistent with the quality of the loan portfolio.

During the first quarter of 2006, commercial and commercial real estate net charge-offs were $34.6 million, an increase of $26.1 million compared to the same period a year earlier. This increase reflects the write-off of the two airline leases discussed above.

In the first quarter of 2006, consumer net charge-offs decreased $3.4 million compared to the same period a year earlier, and this decrease occurred in most categories of consumer loans. The decrease in consumer net charge-offs was the result of a stronger economy and lower bankruptcies. Bankruptcy filings were lower in the first quarter of 2006 due to the surge in bankruptcies in the previous quarter, as individuals accelerated filing before the bankruptcy laws changed. Net charge-offs in the residential first mortgage portfolio were $0.4 million for first quarter of 2006, a decrease of $0.9 million from 2005, which is reflective of the general strength of the economy. Net charge-offs in the equity loans and lines portfolio were $2.9 million for the first quarter of 2006, a decrease of $0.9 million from the corresponding period in 2005. The decrease in equity loan and line net charge-offs reflected the fact that an increasingly larger portion of total equity line and loan volume is comprised of loans underwritten against more stringent standards, resulting in a generally lower risk portfolio. Net charge-offs in the dealer indirect portfolio were $1.5 million for the first quarter of 2006, a decrease of $1.8 million from the corresponding period in 2005. The decrease in dealer indirect net charge-offs was also the result of a stronger economy coupled with higher credit standards.

The provision for loan and lease losses for the first quarter of 2006 was $27.3 million compared to $20.6 million for the corresponding year-earlier period. The increase in the provision was dictated by the consistent application of the allowance methodology and was impacted by the charge-off of the airline leases and loan growth.

At March 31, 2006, nonperforming assets decreased $22.6 million compared to year-end 2005 due to the combined results of an $18.8 million decline in nonaccrual loans, a $3.1 million decline in foreclosed properties and a $0.7 million decline in repossessions. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions decreased 7 basis points to 0.27 percent compared to 0.34 percent at March 31, 2005, reflecting a $12.4 million decrease in nonperforming assets. The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 419 percent at March 31, 2006. Table 5 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans from December 31, 2005 reflects a $25.7 million decrease in nonaccrual commercial and commercial real estate loans and a $6.9 million increase in nonaccrual consumer loans. This decrease in nonaccruing commercial loans is directly related to the charge-off of the nonaccruing airline leases.

The increase in nonaccrual consumer loans was primarily in the residential first mortgage category, which reflects the impact of Hurricane Katrina as discussed below. AmSouth had no nonperforming assets considered troubled debt restructured loans at March 31, 2006 and 2005.

At March 31, 2006 and 2005, AmSouth had approximately $13.7 million and $18.0 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which Management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $18.0 million in 2005, none remained categorized as potential problem loans at March 31, 2006.

Hurricane Katrina has had a significant impact on the residential first mortgage and home equity loan portfolios in the affected areas of Louisiana, coastal Mississippi and parts of Alabama. AmSouth has granted deferments, extensions and forbearance to residential first mortgage customers in the affected areas. Had loan deferrals not been granted, approximately $47 million of additional residential first mortgage loans would have been past due 90 days or more as of March 31, 2006. AmSouth will continue to help customers resolve payment issues through loan modifications, repayment plans and forbearance agreements. There was $0.6 million of Katrina-related loan losses during the first quarter of 2006. The remaining allowance of $14.4 million is believed to be adequate to cover any losses, which are anticipated to be more fully realized later in the year.

Noninterest Revenues

Noninterest revenues were $219.7 million during the first quarter of 2006, a 2.0 percent increase from the first quarter of 2005. The changes in various categories of noninterest revenues are discussed below.

Service charge revenues for the three months ended March 31, 2006 increased $10.1 million or 11.8 percent from the corresponding period in 2005. The increase in service charges reflects an increase in overdraft fees, which includes pricing increases.

Trust income decreased during the first quarter of 2006 by $6.6 million or 21.7 percent compared to the same period in 2005. This decrease reflects the impact of the sale of the mutual fund management unit during the third quarter of 2005.

Consumer investment services income for the three months ended March 31, 2006 increased $1.9 million or 9.5 percent compared to the corresponding year earlier period. This increase relates primarily to higher sales of both variable and fixed rate annuity products and other fixed income fees through the brokerage subsidiary and the branch platform.

Interchange income grew $3.6 million for the first quarter of 2006, or 16.8 percent compared to the corresponding period in 2005. This increase is primarily due to increases in transaction volumes as a result of an increase in the number of debit cards and higher usage of existing cards linked to promotional programs. AmSouth has 1.7 million checkcards and more than 1,200 ATMs generating interchange fees.

For the first quarter of 2006, other noninterest revenues decreased $5.7 million compared to the same period in 2005. The net decrease in other noninterest revenues was the result of transactions that occurred during the first quarter of 2005, such as a $4.2 million gain on the sale of $215 million of fixed-rate home equity loans, $3.7 million in derivative income related to market valuation adjustments after the termination of a hedge, and a $3.0 million gain from the sale of a small equity interest in an ATM network. The decreases were offset by a $3.6 million net gain from the sale of three branches in Mississippi during the first quarter of 2006.

Noninterest Expenses

Noninterest expenses for the first quarter of 2006 increased $10.5 million or 3.3 percent compared to the same period in 2005. The increase in noninterest expenses was primarily related to increases in salaries and employee benefits, net occupancy expense, and marketing. These increases were offset by decreases in postage and office supplies expense and professional fees.

The increase in salaries and employee benefits during the first quarter of 2006 reflects higher incentives and employee benefit costs. The increase in benefit costs is primarily related to increased pension expense of approximately $2.7 million per quarter, which is expected to continue throughout the year. The increase in net occupancy expense relates to an aggressive branch expansion program. During the first quarter of 2006, 15 new branches were opened. The increase in marketing is due to higher costs to support initiatives to establish new customer relationships, increase loan demand and generate low-cost deposits. The decrease in postage and office supplies is the result of increased management focus in gaining operating efficiencies. Professional fees decreased due to lower costs related to AmSouth’s Bank Secrecy Act and Anti-Money Laundering compliance programs, as their implementation efforts have abated.

Liquidity and Off-Balance Sheet Arrangements

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset and Liability Committee, which consists of members of AmSouth’s Senior Management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares AmSouth’s liquidity position to established corporate liquidity policies on a monthly basis. At March 31, 2006, AmSouth was within all of the Company’s established liquidity policies.

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

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities known as conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow AmSouth to utilize its asset capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At March 31, 2006, the outstanding balance of commercial loans sold to conduits was $537 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages to third-party conduits. The remaining outstanding balances associated with these transactions were $427 million at March 31, 2006. These balances increased from $930 million in outstanding loan balances in both conduits at December 31, 2005. While the conduit transactions have been a source of funding, these off-balance sheet arrangements have the potential to require AmSouth to provide funding to the conduits in the event of a liquidity shortage. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, for which liabilities of $2.6 million and $2.9 million were recorded at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, AmSouth had $71.4 million and $77.2 million, respectively, of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in other liabilities on the consolidated balance sheets.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth (as the provider of the credit support), which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At March 31, 2006 and 2005, AmSouth had liquidity lines of credit supporting these transactions of $964 million and $1.1 billion, respectively. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that sufficient sources of liquidity are available to meet demand.

Capital Adequacy

At March 31, 2006, shareholders’ equity totaled $3.6 billion or 6.84 percent of total assets while average equity as a percentage of average assets for the three month period ended March 31, 2006 was 6.79 percent. Since December 31, 2005, shareholders’ equity decreased $16.8 million primarily as a result of the declaration of dividends of $90.2 million and the purchase of 5.0 million shares of AmSouth common stock for $138.7 million during the first three months of 2006. The decrease in shareholders’ equity was partially offset by net income for the first three months of 2006 of $181.0 million. Employee stock plans, direct stock purchases and dividend reinvestment increased shareholders’ equity by $81.9 million, while a lower valuation of the available-for-sale securities portfolio during the first three months of 2006 decreased shareholders’ equity by $52.2 million.

Table 8 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at March 31, 2006 and 2005. At March 31, 2006, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00 percent and risk-adjusted Total Capital Ratio of 8.00 percent. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at March 31, 2006.

Earnings Outlook

AmSouth expects diluted earnings per share to be in a range of $2.11 to $2.17 for the full year, which includes the impact of the adoption of Statement of Financial Accounting Standard No. 123(R). This statement includes, among other things, stock option expensing and is estimated to reduce earnings between 2 and 3 cents per share, which is included in the above-mentioned guidance. This earnings forecast generally assumes a stable economy, moderately rising interest rate environment and flat equity markets, as well as these factors:

•	Higher net interest income reflecting a relatively stable net interest margin, solid loan growth with disciplined pricing, coupled with continued strong low-cost deposit growth;

•	A continuation of strong underlying credit quality;

•	Steady growth in total noninterest revenues from current levels; and

•	Modest noninterest expense growth in the low to mid-single digits.

Failure of any of these expectations to be met could affect the realization of earnings per share in the expected range. See the discussion of “Forward-Looking Statements” on page 2 for a discussion of other factors that could affect AmSouth’s earnings outlook.

Table 1 – Financial Summary

	March 31		% Change
	2006	2005
	(In thousands)
Balance Sheet summary
End-of-period balances:
Loans net of unearned income	$36,737,948	$33,025,437	11.2%
Interest-earning assets*	48,491,173	45,815,651	5.8
Total assets	52,858,162	50,011,458	5.7
Total deposits	37,119,318	34,828,520	6.6
Shareholders' equity	3,617,742	3,491,722	3.6
Year-to-date average balances:
Loans net of unearned income	$36,344,524	$33,208,549	9.4%
Interest-earning assets*	48,394,488	45,928,699	5.4
Total assets	52,708,707	50,296,110	4.8
Total deposits**	36,746,424	34,712,601	5.9
Shareholders' equity	3,576,492	3,538,378	1.1

*	Excludes adjustment for market valuation on available-for-sale securities and certain noninterest-earning marketable equity securities.
**	Statement 133 valuation adjustments related to time deposits are included in other liabilities.

	Three Months Ended
	March 31
	2006	2005
	(In thousands except per share data)
Selected ratios
Average equity to assets	6.79%	7.04%
End-of-period equity to assets	6.84	6.98
End-of-period tangible equity to assets	6.32	6.42
Allowance for loan and lease losses to loans net of unearned income	0.96	1.11

Common stock data
Cash dividends declared	$0.26	$0.25
Book value at end of period	10.44	9.89
Market value at end of period	27.05	25.95
Weighted-average common shares outstanding – basic	345,433	354,299
Weighted-average common shares outstanding – diluted	350,743	358,812

Table 2 – Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2006			2005
	First Quarter			Fourth Quarter			Third Quarter			Second Quarter			First Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets	(Taxable-equivalent basis – dollars in thousands)
Interest-earning assets:
Loans net of unearned income (1)(2)	$36,344,524	$564,992	6.30%	$34,993,552	$531,174	6.0%	$33,765,529	$487,707	5.73%	$33,361,522	$460,473	5.54%	$33,208,549	$437,686	5.35%
Available-for-sale securities, amortized cost	5,961,800	69,828	4.75	6,076,977	72,197	4.71	6,065,719	70,403	4.60	6,322,703	74,597	4.73	6,385,445	76,355	4.85
Market valuation on available-for-sale securities	(168,590)			(160,331)			(74,193)			(87,157)			(41,821)

Total available-for-sale securities (3)	5,793,210			5,916,646			5,991,526			6,235,546			6,343,624
Held-to-maturity securities	5,568,989	70,448	5.13	5,715,159	71,046	4.93	5,903,899	72,788	4.89	6,052,066	75,081	4.98	6,145,136	76,115	5.02

Total investment securities (4)	11,362,199	140,276	4.93	11,631,805	143,243	4.82	11,895,425	143,191	4.75	12,287,612	149,678	4.85	12,488,760	152,470	4.93
Other interest-earning assets	519,175	6,006	4.69	587,653	7,326	4.95	541,115	6,412	4.70	271,607	3,188	4.71	189,569	1,917	4.10

Total interest-earning assets (4)	48,225,898	711,274	5.96	47,213,010	681,743	5.71	46,202,069	637,310	5.46	45,920,741	613,339	5.35	45,886,878	592,073	5.23
Cash and other assets	4,841,415			4,844,133			4,801,537			4,788,931			4,777,741
Allowance for loan and lease losses	(358,606)			(383,889)			(368,025)			(368,375)			(368,509)

	$52,708,707			$51,673,254			$50,635,581			$50,341,297			$50,296,110

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,590,274	36,394	1.94	$6,873,532	26,780	1.55	$6,809,041	23,748	1.38	$6,957,590	20,356	1.17	$6,979,278	16,345	0.95
Money market and savings deposits	9,497,343	44,212	1.89	9,785,221	43,981	1.78	9,870,250	42,394	1.70	9,974,400	36,956	1.49	9,512,976	29,368	1.25
Time deposits (5)	10,284,695	96,950	3.82	9,790,672	88,021	3.57	9,520,049	79,496	3.31	9,215,524	68,855	3.00	9,457,697	65,279	2.80
Foreign deposits	1,417,848	10,851	3.10	1,717,237	13,154	3.04	1,649,554	11,084	2.67	1,256,394	6,697	2.14	1,537,030	6,803	1.80
Federal funds purchased and securities sold under agreements to repurchase	4,103,167	38,655	3.82	3,641,774	30,926	3.37	3,286,028	23,497	2.84	2,866,029	17,507	2.45	3,022,943	16,354	2.19
Other interest-bearing liabilities (5)	6,496,420	75,648	4.72	6,634,179	75,892	4.54	6,661,718	71,562	4.26	7,441,068	73,498	3.96	7,355,899	67,277	3.71

Total interest-bearing liabilities	39,389,747	302,710	3.12	38,442,615	278,754	2.88	37,796,640	251,781	2.64	37,711,005	223,869	2.38	37,865,823	201,426	2.16

Net interest spread (4)			2.84%			2.83%			2.82%			2.97%			3.07%

Noninterest-bearing demand deposits	7,956,264			7,949,605			7,565,672			7,454,032			7,225,621
Other liabilities (5)	1,786,204			1,732,468			1,700,464			1,636,182			1,666,288
Shareholders’ equity	3,576,492			3,548,566			3,572,805			3,540,078			3,538,378

	$52,708,707			$51,673,254			$50,635,581			$50,341,297			$50,296,110

Net interest income/margin on a taxable equivalent basis (4)		408,564	3.42%		402,989	3.37%		385,529	3.31%		389,470	3.40%		390,647	3.45%

Taxable equivalent adjustment: (6)
Loans		6,382			6,334			6,320			6,304			6,311
Available-for-sale securities		527			551			516			524			564
Held-to-maturity securities		3,935			3,954			3,960			3,999			4,019
Trading securities		-0-			-0-			-0-			-0-			5

Total taxable equivalent adjustment		10,844			10,839			10,796			10,827			10,899

Net interest income		$397,720			$392,150			$374,733			$378,643			$379,748

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees (in thousands) of $4,668, $4,030, $3,575, $2,774, $2,327, for the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for total available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 – Loans and Credit Quality

	Loans* March 31		Nonperforming Loans** March 31		Net Charge-offs Three Months Ended March 31
	2006	2005	2006	2005	2006	2005
	(In thousands)
Commercial:
Commercial & industrial	$6,068,331	$5,857,272	$36,967	$37,136	$6,760	$5,420
Commercial loans – secured by real estate	2,921,517	2,251,824	16,267	21,699	377	698
Commercial leases	2,379,465	2,202,117	1,689	2,407	26,904	182

Total commercial	11,369,313	10,311,213	54,923	61,242	34,041	6,300

Commercial real estate:
Commercial real estate mortgages	3,068,493	3,005,907	3,886	2,247	580	691
Real estate construction	4,827,188	3,243,707	7,681	2,466	2	1,534

Total commercial real estate	7,895,681	6,249,614	11,567	4,713	582	2,225

Consumer:
Residential first mortgages	6,078,210	5,277,556	15,871	19,147	379	1,298
Equity loans and lines	8,022,254	7,596,112	1,787	1,854	2,888	3,806
Dealer indirect	2,960,112	3,120,046	2	7	1,492	3,303
Other consumer	412,378	470,896	-0-	292	2,371	2,149

Total consumer	17,472,954	16,464,610	17,660	21,300	7,130	10,556

	$36,737,948	$33,025,437	$84,150	$87,255	$41,753	$19,081

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 4 – Allowance for Loan and Lease Losses

	2006	2005
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands)
Balance at beginning of period	$366,695	$384,647	$365,626	$366,836	$366,774
Loans charged off	(50,571)	(47,314)	(23,926)	(27,170)	(29,679)
Recoveries of loans previously charged off	8,818	8,512	8,147	9,528	10,598

Net charge-offs	(41,753)	(38,802)	(15,779)	(17,642)	(19,081)
Addition to allowance charged to expense	27,300	20,850	34,800	17,700	20,600
Reduction of allowance related to sold loans	-0-	-0-	-0-	(1,268)	(1,457)

Balance at end of period	$352,242	$366,695	$384,647	$365,626	$366,836

Allowance for loan and lease losses to loans net of unearned income	0.96%	1.02%	1.12%	1.09%	1.11%
Net charge-offs to average loans net of unearned income (annualized)	0.47%	0.44%	0.19%	0.21%	0.23%
Allowance for loan and lease losses to nonperforming loans*	418.59%	356.08%	478.29%	519.20%	420.42%
Allowance for loan and lease losses to nonperforming assets*	351.14%	298.32%	391.93%	406.40%	325.44%

*	Exclusive of accruing loans 90 days past due.

Table 5 – Nonperforming Assets

	2006	2005
	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Nonaccrual loans*	$84,150	$102,981	$80,421	$70,421	$87,255
Foreclosed properties	14,566	17,667	15,853	17,791	23,258
Repossessions	1,599	2,274	1,869	1,755	2,208

Total nonperforming assets*	$100,315	$122,922	$98,143	$89,967	$112,721

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.27%	0.34%	0.29%	0.27%	0.34%
Accruing loans 90 days past due	$49,208	$54,005	$52,404	$49,185	$50,718

*	Exclusive of accruing loans 90 days past due.

Table 6 – Investment Securities

	March 31, 2006		March 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Available-for-sale:
U.S. Treasury and government agency securities	$182,584	$173,959	$83,703	$79,011
U.S. government-sponsored enterprise securities	2,235	2,195	1,721	1,707
State, county and municipal securities	33,824	34,383	41,447	42,875
Mortgage-backed securities, collateralized mortgage obligations and other pass-thru securities	5,590,097	5,357,979	6,047,038	5,899,471
Equity securities	283,320	285,763	356,712	355,203

	$6,092,060	$5,854,279	$6,530,621	$6,378,267

Held-to-maturity:
U.S. Treasury and government agency securities	$23,121	$22,391	$24,725	$24,508
U.S. government-sponsored enterprise securities	30,580	30,476	28,867	29,202
State, county and municipal securities	349,009	362,692	347,510	367,105
Mortgage-backed securities, collateralized mortgage obligations and other pass-thru securities	5,133,924	4,951,651	5,788,436	5,686,735
Other securities	3,775	3,854	3,697	3,829

	$5,540,409	$5,371,064	$6,193,235	$6,111,379

NOTES:

1.	The weighted average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted average yield on the combined available-for-sale and held-to-maturity portfolios at March 31, 2006, were approximately 4.6 years and 4.76%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.7 years.
2.	The mortgage-backed securities portfolio is comprised principally of U.S. government-sponsored enterprise securities.

Table 7 – Other Interest-Bearing Liabilities

	March 31
	2006	2005
	(In thousands)
Short-term borrowings:
Federal funds purchased	$2,515,464	$1,315,875
Securities sold under agreements to repurchase	1,407,809	1,294,528

Total federal funds purchased and securities sold under agreements to repurchase	3,923,273	2,610,403

Treasury, tax and loan notes	18,822	83,754
Term federal funds purchased	473,878	74,280
Commercial paper	-0-	1,839
Other borrowings	973	43,766

Total other borrowed funds	493,673	203,639

Total short-term borrowings	$4,416,946	$2,814,042

Long-term debt:
Long-term Federal Home Loan Bank advances	$1,930,927	$3,918,255

Other long-term debt:
4.85% Subordinated Notes Due April 2013 (Issued by AmSouth Bank)	497,385	497,012
5.20% Subordinated Notes Due April 2015 (Issued by AmSouth Bank)	347,454	347,532
6.45% Subordinated Notes Due February 2018 (Issued by AmSouth Bank)	300,912	301,409
6.125% Subordinated Notes Due March 2009	174,870	174,826
6.75% Subordinated Debentures Due November 2025	150,000	149,990
7.25% Senior Notes Due May 2006	99,994	99,923
6.625% Subordinated Notes Due December 2005	-0-	49,960
90-Day London Interbank Offered Rate (LIBOR) floating-rate bank notes	350,000	800,000
2.82% fixed-rate bank notes	200,000	200,000
Long-term securities sold under agreements to repurchase	1,842,486	720,992
Other long-term notes payable	11,282	342
Statement 133 valuation adjustment	(26,423)	2,032

Total other long-term debt	3,947,960	3,344,018

Total long-term debt	$5,878,887	$7,262,273

Table 8 – Capital Amounts and Ratios

	March 31
	2006		2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,501,522	7.66%	$3,322,943	8.05%
AmSouth Bank	3,738,499	8.20	3,590,741	8.71
Total capital:
AmSouth	$4,987,591	10.91%	$4,767,837	11.54%
AmSouth Bank	5,004,603	10.97	4,931,053	11.97
Leverage:
AmSouth	$3,501,522	6.68%	$3,322,943	6.61%
AmSouth Bank	3,738,499	7.13	3,590,741	7.16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 17 and 18 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of March 31, 2006 under the supervision of and with the participation of AmSouth’s Management, including the Chief Executive Officer (CEO) and Executive Vice President, Chief Accounting Officer and Controller (Controller), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s Management, including the CEO and the Controller, concluded that AmSouth’s disclosure controls and procedures were effective as of March 31, 2006. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

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

On April 20, 2006, the Federal Reserve and the State of Alabama Banking Department terminated the Cease and Desist Order entered into with AmSouth Bancorporation and AmSouth Bank in October 2004. The order related to the bank’s obligation to detect and report suspicious activity under the Bank Secrecy Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	4,548,042	$27.42	4,536,200	4,487,733
February 1 – 28, 2006	491,117	27.66	467,500	4,020,233
March 1 – 31, 2006	12,199	27.79	-0-	4,020,233
Total	5,051,358	$27.45	5,003,700

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. There is no expiration date for this plan. No repurchase plans expired during the three months ended March 31, 2006. Of the shares repurchased during the three months ended March 31, 2006, 47,658 were related to employee compensation plans.

On April 20, 2006, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. There is no expiration date for this plan. No shares have been repurchased under this plan. This is in addition to the plan announced in April 2003.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 31 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2006	By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

May 9, 2006	By:	/s/ ALTON E. YOTHER
Alton E. Yother
Executive Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (1)

3.2	By-Laws of AmSouth Bancorporation (2)

10.1	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Executive Vice President, Chief Accounting Officer and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Executive Vice President, Chief Accounting Officer and Controller Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference.