Form 10-Q
period 2006-06-30
AMSOUTH BANCORPORATION
filed 2006-08-07
CIK 3133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, AmSouth Bancorporation had 342,447,000 shares of common stock outstanding.

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

Forward-looking statements are based on current Management expectations and, by their nature, are subject to risks and uncertainties. A number of factors – many of which are beyond AmSouth’s control – could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: specific factors mentioned in the text of this document; the execution of AmSouth’s strategic initiatives; legislation and regulation; general economic conditions, especially in the Southeast; the performance of the stock and bond markets; changes in interest rates, yield curves and interest rate spread relationships; prepayment speeds within the loan and investment security portfolios; deposit flows; the cost of funds; cost of federal deposit insurance premiums; demand for loan products; demand for financial services; competition, including a continued consolidation in the financial services industry; changes in the quality or composition of AmSouth’s loan and investment portfolios including capital market inefficiencies that may affect the marketability and valuation of available-for-sale securities; changes in consumer spending and saving habits; technological changes; adverse changes in the financial performance and/or condition of AmSouth’s borrowers which could impact the repayment of such borrowers’ loans; changes in accounting and tax principles, policies or guidelines and in tax laws; other economic, competitive, governmental and regulatory factors affecting AmSouth’s operations, products, services and prices; the effects of weather and natural disasters such as hurricanes; unexpected judicial actions and developments; results of investigations, examinations and reviews of regulatory and law enforcement authorities; the outcome of litigation, which is inherently uncertain and depends on the findings of judges and juries; the impact on AmSouth’s businesses, as well as the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and AmSouth’s success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made. AmSouth does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2006	December 31 2005	June 30 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,233,527	$1,307,043	$1,167,313
Trading securities	4,553	30,419	39,404
Available-for-sale securities	6,000,551	5,989,989	6,172,833
Held-to-maturity securities (market value of $5,178,183, $5,576,243 and $6,067,126, respectively)	5,388,911	5,679,494	6,072,898
Loans held for sale	371,034	406,553	323,017
Loans	38,153,568	36,620,195	34,205,624
Less: Allowance for loan and lease losses	359,092	366,695	365,626
Unearned income	699,475	722,256	672,242

Net loans	37,095,001	35,531,244	33,167,756
Other interest-earning assets	153,858	68,000	49,599
Premises and equipment, net	1,256,266	1,200,114	1,087,201
Cash surrender value–bank owned life insurance	1,179,535	1,156,265	1,133,539
Accrued interest receivable and other assets	1,246,578	1,237,989	1,333,271

	$53,929,814	$52,607,110	$50,546,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits and interest-bearing liabilities:
Deposits:
Noninterest-bearing demand	$8,188,068	$8,233,137	$7,687,525
Interest-bearing demand	7,602,285	7,299,655	6,962,855
Money market and savings	9,226,388	9,513,548	10,005,039
Time	10,736,886	9,928,485	9,062,959
Foreign	1,683,873	1,373,557	1,595,330

Total deposits	37,437,500	36,348,382	35,313,708
Federal funds purchased and securities sold under agreements to repurchase	3,628,577	4,404,262	2,842,751
Other borrowed funds	1,839,609	511,625	473,010
Long-term Federal Home Loan Bank advances	1,828,225	1,958,730	3,238,993
Other long-term debt	3,717,683	4,025,941	3,359,173

Total deposits and interest-bearing liabilities	48,451,594	47,248,940	45,227,635
Accrued expenses and other liabilities	1,899,159	1,723,593	1,680,971

Total liabilities	50,350,753	48,972,533	46,908,606

Shareholders’ equity:
Preferred stock – no par value:
Authorized – 2,000,000 shares
Issued and outstanding – none	-0-	-0-	-0-
Common stock – par value $1 a share:
Authorized – 750,000,000 shares
Issued – 416,606,000, 416,706,000 and 416,732,000 shares, respectively	416,606	416,706	416,732
Additional paid-in capital	752,491	738,011	731,383
Retained earnings	3,999,804	3,844,183	3,672,524
Cost of common stock in treasury – 75,175,000, 68,634,000 and 64,383,000 shares, respectively	(1,361,881)	(1,208,874)	(1,093,405)
Deferred compensation on restricted stock	-0-	(14,083)	(15,208)
Accumulated other comprehensive loss, net	(227,959)	(141,366)	(73,801)

Total shareholders’ equity	3,579,061	3,634,577	3,638,225

	$53,929,814	$52,607,110	$50,546,831

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$598,190	$454,169	$1,156,800	$885,544
Available-for-sale securities	72,156	74,073	141,457	149,864
Held-to-maturity securities	65,100	71,082	131,613	143,178
Trading securities	339	218	753	377
Loans held for sale	5,162	2,614	10,067	4,112
Other interest-earning assets	696	356	1,383	611

Total interest income	741,643	602,512	1,442,073	1,183,686

INTEREST EXPENSE
Interest-bearing demand deposits	42,051	20,356	78,445	36,701
Money market and savings deposits	51,159	36,956	95,371	66,324
Time deposits	111,090	68,855	208,040	134,134
Foreign deposits	11,365	6,697	22,216	13,500
Federal funds purchased and securities sold under agreements to repurchase	40,878	17,507	79,533	33,861
Other borrowed funds	11,887	2,129	19,263	4,057
Long-term Federal Home Loan Bank advances	25,324	38,633	50,177	78,832
Other long-term debt	45,104	32,736	88,523	57,886

Total interest expense	338,858	223,869	641,568	425,295

NET INTEREST INCOME	402,785	378,643	800,505	758,391
Provision for loan and lease losses	24,000	17,700	51,300	38,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	378,785	360,943	749,205	720,091

NONINTEREST REVENUES
Service charges on deposit accounts	103,308	91,485	198,413	176,519
Trust income	24,124	30,010	47,887	60,363
Consumer investment services income	24,139	18,875	46,081	38,907
Interchange income	25,714	22,731	50,449	43,909
Commercial credit fee income	10,768	13,901	22,248	24,841
Bank owned life insurance policies	11,294	10,582	22,277	21,093
Other noninterest revenues	32,034	35,567	63,709	72,955

Total noninterest revenues	231,381	223,151	451,064	438,587

NONINTEREST EXPENSES
Salaries and employee benefits	192,446	172,955	376,598	351,610
Net occupancy	38,760	38,430	77,594	75,287
Equipment	31,763	32,624	63,121	63,710
Postage and office supplies	9,833	10,080	19,486	20,773
Marketing	12,002	7,168	25,262	16,939
Other noninterest expenses	54,751	53,685	107,496	106,140

Total noninterest expenses	339,555	314,942	669,557	634,459

INCOME BEFORE INCOME TAXES	270,611	269,152	530,712	524,219
Income taxes	85,930	84,553	165,040	160,975

NET INCOME	$184,681	$184,599	$365,672	$363,244

Weighted-average common shares outstanding – basic	344,647	352,054	345,038	353,170
Earnings per common share – basic	$0.54	$0.52	$1.06	$1.03
Weighted-average common shares outstanding – diluted	349,647	357,026	350,192	357,914
Earnings per common share – diluted	$0.53	$0.52	$1.04	$1.01

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(In thousands)
BALANCE AT JANUARY 1, 2005	356,310	$416,748	$726,411	$3,492,873	$(986,510)	$(12,947)	$(67,734)	$3,568,841
Comprehensive income:
Net income	-0-	-0-	-0-	363,244	-0-	-0-	-0-	363,244
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(8,689)	(8,689)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	2,622	2,622

Comprehensive income								357,177
Cash dividends declared ($0.50 per share)	-0-	-0-	-0-	(175,174)	-0-	-0-	-0-	(175,174)
Common stock transactions:
Purchase of common stock	(7,045)	-0-	-0-	-0-	(180,865)	-0-	-0-	(180,865)
Employee stock plans, net	2,861	(16)	4,189	(8,419)	68,984	(2,261)	-0-	62,477
Direct stock purchase and dividend reinvestment plan	223	-0-	783	-0-	4,986	-0-	-0-	5,769

BALANCE AT JUNE 30, 2005	352,349	$416,732	$731,383	$3,672,524	$(1,093,405)	$(15,208)	$(73,801)	$3,638,225

BALANCE AT JANUARY 1, 2006	346,787	$416,706	$738,011	$3,844,183	$(1,222,957)	$-0-	$(141,366)	$3,634,577
Comprehensive income:
Net income	-0-	-0-	-0-	365,672	-0-	-0-	-0-	365,672
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available-for-sale securities*	-0-	-0-	-0-	-0-	-0-	-0-	(86,805)	(86,805)
Net change in unrealized gains and losses on derivative instruments*	-0-	-0-	-0-	-0-	-0-	-0-	(116)	(116)
Additional minimum pension liability adjustment	-0-	-0-	-0-	-0-	-0-	-0-	328	328

Comprehensive income								279,079
Cash dividends declared ($0.52 per share)	-0-	-0-	-0-	(180,583)	-0-	-0-	-0-	(180,583)
Common stock transactions:
Purchase of common stock	(11,063)	-0-	-0-	-0-	(301,405)	-0-	-0-	(301,405)
Employee stock plans, net	5,511	(100)	14,357	(29,441)	157,323	-0-	-0-	142,139
Direct stock purchase and dividend reinvestment plan	196	-0-	123	(27)	5,158	-0-	-0-	5,254

BALANCE AT JUNE 30, 2006	341,431	$416,606	$752,491	$3,999,804	$(1,361,881)	$-0-	$(227,959)	$3,579,061

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in notes to consolidated financial statements.

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$365,672	$363,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	51,300	38,300
Provision for deferred income taxes	69,653	66,253
Depreciation and amortization of premises and equipment	57,043	57,947
Amortization of premiums and discounts on held-to-maturity securities and available-for-sale securities	6,055	12,453
Amortization of intangible assets	1,028	1,332
Originations and purchases of loans held for sale	(1,156,885)	(698,176)
Proceeds from sales of loans held for sale	1,199,697	726,546
Net gains on sales of available-for-sale securities	(739)	(3,899)
Net gains on sales of loans held for sale	(7,790)	(5,788)
Net gains on sales of loans	-0-	(11,706)
Net gain on sale of branches	(12,502)	-0-
Net decrease (increase) in trading securities	25,866	(37,521)
Net (increase) decrease in accrued interest receivable, bank owned life insurance and other assets	(52,323)	11,458
Net increase (decrease) in accrued expenses and other liabilities	91,025	(68,169)
Prepayment gain on Federal Home Loan Bank advances and other long-term debt	(5,395)	(7,992)
Other operating activities, net	72,672	59,991

Net cash provided by operating activities	704,377	504,273

INVESTING ACTIVITIES
Proceeds from maturities and prepayments of available-for-sale securities	361,126	455,381
Proceeds from sales of available-for-sale securities	251,685	453,787
Purchases of available-for-sale securities	(747,537)	(850,250)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	373,811	570,201
Purchases of held-to-maturity securities	(88,043)	(473,722)
Net increase in other interest-earning assets	(85,858)	(13,450)
Net increase in loans, excluding sales of loans	(1,754,634)	(1,938,886)
Proceeds from sales of loans	-0-	855,233
Net purchases of premises and equipment	(117,206)	(84,574)
Net cash paid for sale of branches	(75,147)	-0-

Net cash used in investing activities	(1,881,803)	(1,026,280)

FINANCING ACTIVITIES
Net increase in deposits	1,242,646	1,081,071
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(775,685)	550,763
Net increase in other borrowed funds	1,372,629	43,912
Proceeds from issuance of long-term Federal Home Loan Bank advances and other long-term debt	300,400	470,092
Payments for maturing Federal Home Loan Bank advances and other long-term debt	(499,420)	(211,506)
Payments for prepayment of Federal Home Loan Bank advances and other long-term debt	(194,605)	(917,008)
Cash dividends paid	(180,777)	(178,306)
Proceeds from employee stock plans, direct stock purchase and dividend reinvestment	140,127	64,174
Purchase of common stock	(301,405)	(180,865)

Net cash provided by financing activities	1,103,910	722,327

(Decrease) Increase in cash and cash equivalents	(73,516)	200,320
Cash and cash equivalents at beginning of period	1,307,043	966,993

Cash and cash equivalents at end of period	$1,233,527	$1,167,313

See notes to consolidated financial statements.

AMSOUTH BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2006 and 2005

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

In July 2006, Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) was issued. This interpretation clarifies the accounting for uncertainty arising from income tax positions recognized in the financial statements of an entity in accordance with Statement No. 109, “Accounting for Income Taxes.” Interpretation 48 requires a two-step process in accounting for tax positions where the sustainability is uncertain. This two-step process establishes a threshold for recognition (step 1) and measurement in the financial statements (step 2) of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, and requires expanded disclosure. Interpretation 48 is effective for all fiscal years beginning after December 15, 2006 and requires the impact of adoption to be recognized as an adjustment to opening retained earnings. AmSouth is currently evaluating the impact of Interpretation 48 on its financial statements.

Also in July 2006, FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2)

was issued. This FSP amends Statement No. 13, “Accounting for Leases,” by addressing how a lessor should account for a change or projected change in the timing of cash flows in a leveraged lease transaction. These timing differences primarily relate to the recognition of income tax deductions generated by a leveraged lease transaction. FSP 13-2 is effective for all fiscal years beginning after December 15, 2006 and requires the impact of adoption to be recognized as an adjustment to opening retained earnings. AmSouth is currently evaluating the impact of FSP 13-2 on its financial statements.

Note 3 – Share-Based Payments – AmSouth has long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock (i.e., unvested common stock), and stock appreciation rights. While AmSouth has the ability to issue stock appreciation rights, as of June 30, 2006, there were no outstanding stock appreciation rights. Options and restricted stock granted usually vest based on employee service and generally vest between one and three years from the date of the grant, except for some restricted stock granted during 2001 (with between 11 and 21 year vesting requirements). Beginning in 2006, if an employee is retirement eligible on the date of grant or will become retirement eligible in the year of grant, the employee must remain employed until the last day of November of the year of grant in order to retain the share-based awards; otherwise these awards are forfeited. For all other employees, the vesting period accelerates upon retirement. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of AmSouth’s common stock at the date the options are granted. All of the options granted during 2006 and 2005 expire ten years from the date of grant. All other options granted generally expire not later than ten years from the date of the grant. The number of shares authorized for issuance under long-term compensation plans was 60,791,000 shares at June 30, 2006. AmSouth issues shares from treasury upon exercise. At June 30, 2006, AmSouth had sufficient shares in treasury to forego the purchase of shares in the open market.

All of AmSouth’s long-term incentive plans for employees have change in control provisions, whereby unvested awards vest upon a change in control. AmSouth has determined that the proposed merger discussed in Note 10 would qualify as a change in control. Accordingly, all unrecognized compensation cost related to these plans will be recognized in connection with the change in control, which is expected to occur in the fourth quarter of 2006 and is subject to shareholder and regulatory approvals.

AmSouth accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or Statement 123(R), which was adopted under the modified prospective method on January 1, 2006 and, therefore, results for prior periods have not been restated. Compensation cost is measured based on the fair value of the award at the grant date and recognized in the financial statements on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock is determined based on the closing price of AmSouth’s common stock on the grant date. The effect of the adoption of Statement 123(R) on AmSouth’s financial condition and results of operations was not material, because on December 29, 2005, AmSouth accelerated vesting of all 15.7 million outstanding unvested stock options previously awarded to employees and directors. Therefore, there were no unvested stock options outstanding at December 31, 2005. There were no significant effects on the results of operations or cash flows during the three or six month periods ended June 30, 2006 resulting from the adoption of Statement 123(R).

The following table details the different components of compensation cost for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2006	2005	2006	2005
Compensation cost of share-based compensation awards:
Restricted stock	$4,483	$1,053	$5,589	$1,923
Stock options	3,261	—	3,271	—
Tax benefits related to compensation cost	(2,690)	(396)	(3,117)	(723)

Compensation cost of share-based compensation awards, net of tax	$5,054	$657	$5,743	$1,200

Prior to the adoption of Statement 123(R), AmSouth followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), which allowed an entity to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”. AmSouth recognized expense related to stock option grants in its pro forma disclosures according to the accelerated expense attribution model under Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” No option-based employee compensation cost was reflected in reported net income for the three and six months ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

AmSouth’s pro forma information for 2005 is as follows:

(In thousands, except per share data)	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net income:
As reported	$184,599	$363,244
Add: Stock-based compensation expense included in reported net income, net of tax	657	1,200
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,829)	(13,740)

Pro forma	$178,427	$350,704

Earnings per common share:
As reported	$0.52	$1.03
Pro forma	0.51	0.99
Diluted earnings per common share:
As reported	$0.52	$1.01
Pro forma	0.50	0.98

The above pro forma information includes expenses related to all stock options and restricted stock granted during 2005, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these option grants was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ original vesting period to determine the pro forma expense for the period.

The following table details the weighted-average assumptions used and estimated fair value related to stock options granted during the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Risk-free interest rate	4.84%	3.82%	4.87%	3.61%
Dividend yield	3.83	3.86	3.85	3.95
Volatility factor	19.51	20.29	19.65	21.59
Weighted-average expected life	3.9 yrs	4.2 yrs	3.9 yrs	4.2 yrs
Estimated fair value	$4.02	$3.61	$4.05	$3.60

AmSouth utilizes the yield on a zero coupon U.S. Treasury note, the maturity of which corresponds to the expected life of the option, in determining the risk-free interest rate. The dividend yield is determined by dividing the expected dividends over the next year by the exercise price of the option on the date of grant. AmSouth calculates an option’s expected life by considering exercise of stock options. The expected exercise is incorporated into the expected life component of the Black-Scholes option pricing model by reviewing historical employee exercise behaviors at AmSouth. Historical employee exercise behaviors that are observed when analyzing the expected life of an option are combined with historical stock prices to estimate the historical volatility of AmSouth’s stock price.

The following tables summarize AmSouth’s activity and related information for stock options and restricted stock during 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Stock Options	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term
Balance (Beginning of Period)	32,842,433	$22.35	35,692,912	$22.28
Exercised	(1,717,864)	21.46	(4,553,815)	21.54
Forfeited/Expired	(116,629)	19.52	(166,157)	19.60
Granted	5,028,700	27.70	5,063,700	27.70

Balance (End of Period)	36,036,640	$23.12	36,036,640	$23.12	$128,658	6.97 yrs.

Exercisable (End of Period)	31,005,390	$22.38	31,005,390	$22.38	$128,658	6.51 yrs.

The total intrinsic value of stock options exercised was approximately $13,022,000 and $7,032,000 for the three months ended June 30, 2006 and 2005, respectively, and $30,407,000 and $14,364,000 for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Restricted Stock	Number	Weighted-Average Date Fair Value	Number	Weighted-Average Date Fair Value
Balance (Beginning of Period)	1,442,437	$21.53	1,283,432	$20.31
Vested	(4,033)	21.46	(91,834)	21.06
Forfeited/Expired	(92,694)	18.89	(106,070)	19.79
Granted	715,721	27.47	975,903	27.50

Balance (End of Period)	2,061,431	$23.71	2,061,431	$23.71

The total fair value of restricted stock vested was approximately $98,000 and $161,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $1,934,000 and $2,388,000 for the six month periods ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the total compensation cost of nonvested stock options and restricted stock awards not yet recognized was $16.6 million and $31.0 million, respectively, which will be recognized over a weighted-average period of 2.0 years and 3.5 years, respectively. No material share-based compensation costs were capitalized during the period ended June 30, 2006.

Note 4 – Pension and Other Postretirement Benefits – Net periodic benefit cost (credit) includes the following components for the three months ended June 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$7,503	$6,700	$159	$258
Interest cost	12,555	11,570	248	570
Expected return on plan assets	(16,561)	(16,463)	(49)	(51)
Amortization of prior service cost (credit)	44	36	(683)	(218)
Amortization of transitional obligation	48	48	11	11
Recognized actuarial loss	7,766	6,764	114	245

Net periodic benefit cost (credit)	$11,355	$8,655	$(200)	$815

Net periodic benefit cost (credit) includes the following components for the six months ended June 30:

	Retirement Plans		Other Postretirement Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$15,006	$13,400	$318	$516
Interest cost	25,110	23,140	496	1,140
Expected return on plan assets	(33,122)	(32,926)	(98)	(102)
Amortization of prior service cost (credit)	88	72	(1,366)	(436)
Amortization of transitional obligation	96	96	22	22
Recognized actuarial loss	15,533	13,528	228	490

Net periodic benefit cost (credit)	$22,711	$17,310	$(400)	$1,630

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

Upon adoption of FSP 13-2 on January 1, 2007, AmSouth will be required to adjust its leveraged lease cash flows to include the changes that could result from a settlement with the IRS that is more likely than not to occur. The cumulative effect of applying the provisions of the staff position will be reported as an adjustment to the beginning retained earnings balance for 2007.

Also, FIN 48 prescribes the methodology for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that have been taken or that are expected to be taken in tax returns.

Any difference between the tax benefits previously recognized and the benefit to be determined under the Interpretation will be recorded on the date of adoption. Any tax benefit differences that are not subject to specific guidance will be treated as an adjustment to the beginning retained earnings balance for 2007. AmSouth is currently analyzing its material tax positions in all jurisdictions to determine the appropriate amount of tax benefits that are recognizable under the new guidance. AmSouth is currently reviewing the impact of both FSP 13-2 and FIN 48, and it is expected that their adoption will have a material impact to the consolidated financial statements at the effective date of adoption.

Note 6 – Earnings Per Common Share – The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2006	2005	2006	2005
Earnings per common share computation:
Numerator:
Net income	$184,681	$184,599	$365,672	$363,244
Denominator:
Weighted – average common shares outstanding	344,108	351,493	344,479	352,597
Shares issuable under deferred compensation arrangements	539	561	559	573

Weighted – average common shares outstanding – basic	344,647	352,054	345,038	353,170
Earnings per common share – basic	$0.54	$0.52	$1.06	$1.03
Diluted earnings per common share computation:
Numerator:
Net income	$184,681	$184,599	$365,672	$363,244
Denominator:
Weighted – average common shares outstanding	344,108	351,493	344,479	352,597
Shares issuable under deferred compensation arrangements	539	561	559	573
Dilutive effect of stock options and restricted stock	5,000	4,972	5,154	4,744

Weighted – average common shares outstanding – diluted	349,647	357,026	350,192	357,914
Earnings per common share – diluted	$0.53	$0.52	$1.04	$1.01

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

The following tables detail the components of comprehensive income, including reclassification adjustments:

	Three Months Ended June 30
	2006			2005
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$270,611	$(85,930)	$184,681	$269,152	$(84,553)	$184,599
Net unrealized holding gains and losses on available-for-sale securities arising during the period	(55,522)	21,081	(34,441)	105,817	(39,925)	65,892
Less: reclassification adjustments for net securities gains realized in net income	209	(79)	130	2,771	(1,042)	1,729

Net change in unrealized gains and losses on available-for-sale securities	(55,731)	21,160	(34,571)	103,046	(38,883)	64,163

Net unrealized holding gains and losses on derivatives arising during the period	(3,957)	1,445	(2,512)	8,838	(3,067)	5,771
Less: reclassification adjustments for losses realized in net income	(2,306)	867	(1,439)	(991)	373	(618)

Net change in unrealized gains and losses on derivative instruments	(1,651)	578	(1,073)	9,829	(3,440)	6,389

Comprehensive income	$213,229	$(64,192)	$149,037	$382,027	$(126,876)	$255,151

	Six Months Ended June 30
	2006			2005
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net income	$530,712	$(165,040)	$365,672	$524,219	$(160,975)	$363,244
Net unrealized holding gains and losses on available-for-sale securities arising during the period	(139,068)	52,724	(86,344)	(10,288)	4,032	(6,256)
Less: reclassification adjustments for net securities gains realized in net income	739	(278)	461	3,899	(1,466)	2,433

Net change in unrealized gains and losses on available-for-sale securities	(139,807)	53,002	(86,805)	(14,187)	5,498	(8,689)

Net unrealized holding gains and losses on derivatives arising during the period	(4,889)	1,834	(3,055)	2,286	(754)	1,532
Less: reclassification adjustments for losses realized in net income	(4,710)	1,771	(2,939)	(1,747)	657	(1,090)

Net change in unrealized gains and losses on derivative instruments	(179)	63	(116)	4,033	(1,411)	2,622

Additional minimum pension liability adjustment	—	328	328	—	—	—

Comprehensive income	$390,726	$(111,647)	$279,079	$514,065	$(156,888)	$357,177

Note 8 – Shareholders’ Equity – On April 17, 2003, AmSouth’s Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding common stock (the 2003 authorization). On April 20, 2006, AmSouth’s Board of Directors approved the repurchase of up to an additional 25 million shares of the Company’s outstanding common stock (the 2006 authorization). The common shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held as treasury shares and may be reissued for various corporate purposes, including employee benefit programs. During the six month period ended June 30, 2006, AmSouth repurchased 11.1 million shares, primarily under these authorizations, at a cost of $301.4 million. During the six month period ended June 30, 2005, AmSouth repurchased 7.0 million shares, primarily under the 2003 authorization, at a cost of $180.9 million. As of June 30, 2006, there were no shares remaining under the 2003 authorization and 23.0 million shares remaining under the 2006 authorization.

Of the 75.2 million shares held in treasury stock as of June 30, 2006, approximately 2.1 million shares relate to issuances of restricted stock to various employees as compensation. The holders of the restricted stock have the right to vote and receive dividends on these shares. See Note 3 for discussion of share-based payments.

Cash dividends of $0.52 per common share were declared in the first six months of 2006.

Note 9 – Business Segment Information – AmSouth has three reportable segments: Consumer Banking, Commercial Banking and Wealth Management. Treasury & Other includes balance sheet management activities that include the investment portfolio, non-deposit funding and the impact of derivatives used in asset/liability management. Income from bank owned life insurance policies, provisions for loan and lease losses that are in excess of or below net charge-offs, gains and losses related to the ineffective portion of derivative hedging instruments, net gains and losses on sales of fixed assets and other assets, taxable-equivalent adjustments associated with lease residual option benefits, the amortization of deposit intangibles, and corporate expenses such as corporate overhead are also shown in Treasury & Other. In addition, Treasury & Other includes the reversal of revenues and expenses associated with Private Client Service customers’ loan and deposit balances to eliminate any double counting which occurs as a result of including these revenues and expenses in the Wealth Management segment as well as in either the Commercial or Consumer segments.

The following is a summary of the segment performance for the three months and six months ended June 30:

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended June 30, 2006
Net interest income before internal funding	$221,449	$193,553	$45,912	$(58,129)	$402,785
Internal funding	57,575	(69,951)	5,045	7,331	-0-

Net interest income/(expense)	279,024	123,602	50,957	(50,798)	402,785
Noninterest revenues	131,769	31,959	50,145	17,508	231,381

Total revenues	410,793	155,561	101,102	(33,290)	634,166
Provision for loan and lease losses	5,431	7,630	496	10,443	24,000
Noninterest expenses	200,946	49,043	54,408	35,158	339,555

Income/(loss) before income taxes	204,416	98,888	46,198	(78,891)	270,611
Income taxes/(benefits)	76,860	37,182	15,348	(43,460)	85,930

Segment net income/(loss)	$127,556	$61,706	$30,850	$(35,431)	$184,681

Revenues from external customers	$353,218	$225,512	$40,510	$14,926	$634,166
Ending assets	23,464,590	16,486,227	6,624,266	7,354,731	53,929,814
Average assets	23,571,307	16,244,991	6,665,103	6,700,662	53,182,063
Average loans	21,766,770	15,245,008	6,639,137	(6,637,950)	37,012,965
Average deposits	25,836,410	9,665,431	4,389,674	(2,824,373)	37,067,142

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total
Three Months Ended June 30, 2005
Net interest income before internal funding	$196,078	$142,924	$46,529	$(6,888)	$378,643
Internal funding	77,011	(33,259)	751	(44,503)	-0-

Net interest income/(expense)	273,089	109,665	47,280	(51,391)	378,643
Noninterest revenues	124,399	37,823	50,163	10,766	223,151

Total revenues	397,488	147,488	97,443	(40,625)	601,794
Provision for loan and lease losses	10,366	4,413	432	2,489	17,700
Noninterest expenses	189,850	47,289	52,043	25,760	314,942

Income/(loss) before income taxes	197,272	95,786	44,968	(68,874)	269,152
Income taxes/(benefits)	74,174	36,015	16,908	(42,544)	84,553

Segment net income/(loss)	$123,098	$59,771	$28,060	$(26,330)	$184,599

Revenues from external customers	$320,477	$180,747	$44,683	$55,887	$601,794
Ending assets	21,843,982	14,110,890	5,977,387	8,614,572	50,546,831
Average assets	22,026,307	13,961,059	5,879,326	8,474,605	50,341,297
Average loans	20,430,032	12,927,490	5,819,667	(5,815,667)	33,361,522
Average deposits	25,221,959	8,294,430	4,156,367	(2,814,816)	34,857,940
Six Months Ended June 30, 2006
Net interest income before internal funding	$441,997	$370,067	$91,127	$(102,686)	$800,505
Internal funding	116,934	(129,534)	8,931	3,669	-0-

Net interest income/(expense)	558,931	240,533	100,058	(99,017)	800,505
Noninterest revenues	252,247	67,062	97,055	34,700	451,064

Total revenues	811,178	307,595	197,113	(64,317)	1,251,569
Provision for loan and lease losses	15,375	37,021	982	(2,078)	51,300
Noninterest expenses	400,574	97,279	108,453	63,251	669,557

Income/(loss) before income taxes	395,229	173,295	87,678	(125,490)	530,712
Income taxes/(benefits)	148,606	65,159	17,293	(66,018)	165,040

Segment net income/(loss)	$246,623	$108,136	$70,385	$(59,472)	$365,672

Revenues from external customers	$694,244	$437,129	$78,737	$41,459	$1,251,569
Ending assets	23,464,590	16,486,227	6,624,266	7,354,731	53,929,814
Average assets	23,491,131	16,049,466	6,616,587	6,789,509	52,946,693
Average loans	21,676,597	15,002,601	6,582,440	(6,581,047)	36,680,591
Average deposits	25,832,877	9,586,850	4,393,298	(2,905,356)	36,907,669

(In thousands)	Consumer Banking	Commercial Banking	Wealth Management	Treasury & Other	Total

Six Months Ended June 30, 2005
Net interest income before internal funding	$394,346	$276,662	$94,401	$(7,018)	$758,391
Internal funding	148,670	(59,639)	493	(89,524)	-0-

Net interest income/(expense)	543,016	217,023	94,894	(96,542)	758,391
Noninterest revenues	238,208	72,148	101,845	26,386	438,587

Total revenues	781,224	289,171	196,739	(70,156)	1,196,978
Provision for loan and lease losses	25,682	7,063	846	4,709	38,300
Noninterest expenses	382,015	94,788	107,032	50,624	634,459

Income/(loss) before income taxes	373,527	187,320	88,861	(125,489)	524,219
Income taxes/(benefits)	140,446	70,432	33,412	(83,315)	160,975

Segment net income/(loss)	$233,081	$116,888	$55,449	$(42,174)	$363,244

Revenues from external customers	$632,554	$348,810	$91,637	$123,977	$1,196,978
Ending assets	21,843,982	14,110,890	5,977,387	8,614,572	50,546,831
Average assets	21,981,904	13,907,844	5,718,118	8,710,962	50,318,828
Average loans	20,434,793	12,846,507	5,675,248	(5,671,090)	33,285,458
Average deposits	24,852,329	8,354,747	4,128,732	(2,550,136)	34,785,672

Note 10 – Agreement and Plan of Merger – On May 24, 2006, AmSouth and Regions Financial Corporation (“Regions”) entered into a definitive merger agreement providing for the merger of AmSouth into Regions, with Regions as the surviving corporation. Pursuant to the merger, each share of AmSouth common stock will be converted into 0.7974 shares of Regions common stock. The merger is expected to close in the fourth quarter of 2006 and is subject to shareholder and regulatory approvals.

In connection with the merger agreement, AmSouth and Regions also entered into reciprocal stock option agreements granting each company the right to acquire up to 19.9 percent of the other company’s outstanding common stock. The stock option agreements may have the effect of making an acquisition or other business combination of AmSouth or Regions by a third party more costly because of the need in such a transaction to acquire any shares of common stock issued under the stock option agreements or because of any cash payments made under the stock option agreements. The stock option agreements may, therefore, discourage third parties from proposing an alternative transaction to the merger.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AmSouth Bancorporation

We have reviewed the consolidated balance sheets of AmSouth Bancorporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings for the three and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 4, 2006

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

AmSouth is a regional bank holding company headquartered in Birmingham, Alabama, with approximately $54 billion in assets, more than 680 branch banking offices and over 1,200 ATMs. AmSouth operates in Florida, Tennessee, Alabama, Mississippi, Louisiana, and Georgia. AmSouth is a leader among regional banks in the Southeast and has three principal business segments. Consumer Banking delivers a full range of financial services to individuals and small businesses, including loan products such as residential mortgages, equity lending, loans for automobile and other personal financing needs, and various products designed to meet the needs of small businesses. Consumer Banking also offers various deposit products to meet customers’ savings and transaction needs. Commercial Banking meets the requirements of corporate and middle market customers with a comprehensive array of credit, treasury management, international and capital markets services. Included among these are several specialty services such as real estate finance, asset-based lending and commercial leasing. Wealth Management is comprised of trust, Private Client Services and broker-dealer services. This area includes traditional trust services, as well as a substantial selection of investment management services. AmSouth also provides a complete listing of banking products and services at its web site, www.amsouth.com.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimate can have on the reported financial results include the accounting for the allowance for loan and lease losses, pensions, and income taxes. Information concerning these policies is included in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis in AmSouth’s 2005 Form 10-K. There were no significant changes in these accounting policies during the first six months of 2006.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 2 for additional information regarding forward-looking statements.

Agreement and Plan of Merger

On May 24, 2006, AmSouth and Regions Financial Corporation (“Regions”) entered into a definitive merger agreement providing for the merger of AmSouth into Regions, with Regions as the surviving corporation. Pursuant to the merger, each share of AmSouth common stock will be converted into 0.7974 shares of Regions common stock. See Note 10 to the Consolidated Condensed Financial Statements for further discussion.

Second Quarter and First Six Months Overview

AmSouth reported net income of $185 million for the second quarter of 2006, relatively unchanged from the second quarter of 2005. For the first six months of 2006, net income was $366 million compared to net income of $363 million during the same period in 2005. Diluted earnings per share for the second quarter of 2006 was

$0.53, an increase of 1.9 percent over the $0.52 per share for the same period of 2005. Diluted earnings per share for the six months ended June 30, 2006 was $1.04 per share, an increase of 3.0 percent over the $1.01 per share for the same period in 2005. The results during the second quarter and first six months of 2006 were driven by revenue growth from both interest and noninterest sources, solid loan and deposit growth, and continued strong credit quality.

For the three months ended June 30, 2006 and 2005, AmSouth’s return on average assets (ROA) was 1.39 percent and 1.47 percent, respectively. Return on average equity (ROE) was 20.59 percent for the second quarter of 2006 compared to 20.92 percent for the same quarter of 2005. For the six months ended June 30 2006 and 2005, AmSouth’s ROA was 1.39 percent and 1.46 percent, respectively. ROE was 20.56 percent for the first six months of 2006 compared to 20.70 percent for the same period last year.

Loan balances on average for the second quarter of 2006 increased $3.7 billion from the second quarter of 2005, and $3.4 billion from the first six months of 2005. Total deposits on average increased $2.2 billion and $2.1 billion, respectively, when compared to the same periods in 2005. These factors resulted in an increase in net interest income of $24.1 million and $42.1 million, respectively, during the three and six months ended June 30, 2006, compared to the same periods a year earlier.

Noninterest revenues for the second quarter and first six months of 2006 increased 3.7 percent and 2.8 percent, respectively, over the same year-ago periods. Driving the increases during these periods were higher service charges on deposit accounts, consumer investment services income and interchange income.

Credit quality continued to be strong during the second quarter of 2006. Net charge-offs for the second quarter of 2006 were $17.2 million, or 0.19 percent of average net loans, compared to $17.6 million, or 0.21 percent of average net loans for the second quarter of 2005. Net charge-offs for the first six months of 2006 were $58.9 million, or 0.32 percent of average net loans, compared to $36.7 million, or 0.22 percent of average net loans for the first six months of 2005. The year-to-date increase reflects $26.2 million in charge-offs related to two airline leases which occurred in the first quarter of 2006.

Balance Sheet Analysis

Total assets at June 30, 2006 were $53.9 billion, up 2.5 percent from $52.6 billion at December 31, 2005. This $1.3 billion increase in total assets was primarily the result of increases in AmSouth’s loan portfolio, offset by decreases in AmSouth’s securities portfolio. Loans net of unearned income at June 30, 2006 increased $1.6 billion compared to year-end. This increase was attributable to $1.3 billion of growth in commercial and commercial real estate loans and $0.3 billion of growth in consumer loans. Offsetting these increases, total available-for-sale and held-to-maturity securities decreased $0.3 billion from December 31, 2005 to June 30, 2006.

The increase in commercial loans was led by growth in commercial real estate and real estate construction. These increases were driven by the significant funding of record production during 2005 and the first six months of 2006. The increase in consumer loans resulted from a $0.2 billion increase in equity loans and lines, despite high payoffs of existing home equity products. The decrease in available-for-sale and held-to-maturity securities reflects AmSouth’s strategy to lower the investment portfolio as a percentage of interest-earning assets. The Company had made the decision to limit reinvestment of cash flows into securities at yields which were viewed as unattractive for long-term investing. However, spreads on investment securities improved during the second quarter of 2006, so the Company opted to reinvest the majority of cash flows back into securities this quarter.

On the liability side of the balance sheet, total deposits at June 30, 2006 increased by $1.1 billion compared to December 31, 2005. Low-cost deposits, which includes noninterest-bearing and interest-bearing checking, money market and savings accounts, were flat compared to year-end balances. Time deposits, including foreign deposits, increased by $1.1 billion compared to year-end, reflecting a shift in customer preferences to higher-yielding certificates of deposit.

Other interest-bearing liabilities increased $0.1 billion from December 31, 2005 to June 30, 2006, comprised of a $0.8 billion decrease in federal funds purchased and securities sold under agreements to repurchase, a $1.3 billion increase in other borrowed funds, a $0.1 billion decrease in long-term FHLB advances and a $0.3 billion decrease in other long-term debt.

During the first six months of 2006, AmSouth repurchased approximately 11.1 million shares of its common stock under its current authorizations. The amount of shares repurchased represents those shares expected to become outstanding during the year under various stock-based employee benefit plans, as well as repurchases for other capital management purposes.

Net Interest Income and Margin

Net interest income for the three and six months ended June 30, 2006 was $402.8 million and $800.5 million, respectively, up $24.1 million, or 6.4 percent compared to the same quarter last year and up $42.1 million, or 5.6 percent on a year-to-date basis. The increase in net interest income reflects a stable net interest margin and higher average loans. Average loans net of unearned income for the three and six month periods ended June 30, 2006 were $37.0 billion and $36.7 billion, respectively. This represents an increase of 10.9 percent and 10.2 percent, respectively, from the same periods in 2005. The increase was driven by commercial real estate, residential first mortgages and home equity lending.

The net interest margin was 3.39 percent and 3.41 percent for the second quarter and first six months of 2006, respectively, down 1 basis point from 3.40 percent for the second quarter of 2005, and also down 1 basis point from 3.42 percent for the first six months of 2005. Despite the increases in short-term interest rates and the resulting flattening of the yield curve, the net interest margin remained stable due to the retention of noninterest-bearing deposits and continued focus on loan pricing. AmSouth remains essentially neutral in terms of interest rate risk, which is discussed in the next section of this report.

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

Interest Rate Sensitivity

(Dollars in millions)

	June 30
	2006		2005		Policy Limit
	% Change	$ Change	% Change	$ Change
+100 bp	(0.50%)	($7.8)	0.37%	$ 5.8	+/-2.5%
-100 bp	(0.40%)	($5.5)	(1.16%)	($18.0)	+/-2.5%

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

Derivative Instruments

As part of its activities to manage interest rate risk, AmSouth utilizes various derivative instruments such as interest rate swaps to hedge interest rate risk on certain loans, deposits, borrowed funds and long-term debt. At June 30, 2006, AmSouth had interest rate swaps in the notional amount of approximately $4.1 billion, of which $2.5 billion were “receive fixed/pay floating” rate swaps and $1.6 billion were “pay fixed/receive floating.” Of all swaps, $1.3 billion of notional value was used to hedge the cash flows of variable-rate commercial loans, $350 million was used to hedge the cash flows associated with variable-rate bank notes, $1.2 billion was used to hedge the anticipated reissuance of Federal funds purchased, and $1.2 billion was used to hedge the fair value of corporate and bank debt. During the remaining portion of 2006, $50 million of notional value in interest rate swaps is scheduled to mature.

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

In addition to using derivative instruments as an interest rate risk management tool, AmSouth also enters into derivative instruments to help its commercial customers manage their exposure to interest rate and foreign currency fluctuations. To mitigate the interest rate risk associated with these customer contracts, AmSouth enters into offsetting derivative contract positions. AmSouth manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest revenue in the period of change. At June 30, 2006, AmSouth had $56.6 million of assets and $56.6 million of liabilities associated with

$2.8 billion notional amount of interest rate contracts with corporate customers and $2.8 billion notional amount of offsetting interest rate contracts with other financial institutions to mitigate AmSouth’s rate exposure on its corporate customers’ contracts.

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

At June 30, 2006, the allowance was $359.1 million, or 0.96 percent of loans net of unearned income, compared to $366.7 million, or 1.02 percent, at December 31, 2005 and $365.6 million, or 1.09 percent, at June 30, 2005. The decrease in the amount of allowance as a percent of loans from June 30, 2005 to June 30, 2006 reflects improved general economic conditions, lower inherent loss content in the portfolio driven by stricter underwriting standards on the consumer portfolios implemented several years ago, and a shift in the mix of the portfolio to products/customers with lower charge-off characteristics. Table 5 presents a five-quarter analysis of the allowance for loan and lease losses.

Net charge-offs for the quarter ended June 30, 2006, were $17.2 million, or 0.19 percent of average loans on an annualized basis, a decrease of 2 basis points from the $17.6 million or 0.21 percent of average loans, reported in the same period a year earlier. For the six months ended June 30, 2006, net charge-offs were $58.9 million or 0.32 percent of average loans, compared to $36.7 million or 0.22 percent of average loans for the same period in 2005. The increase in net charge-offs on a year-to-date basis is reflective of the write-off of two previously disclosed airlines leases in the first quarter of 2006 that had migrated to nonperforming status during the fourth quarter of 2005. Excluding these airline losses, which totaled $26.2 million, the remaining level of net charge-offs continues to reflect the general strength of the economy and is consistent with the quality of the loan portfolio.

During the second quarter of 2006, commercial and commercial real estate net charge-offs were $11.0 million, an increase of $2.2 million compared to the same period a year earlier. For the first six months of 2006, net charge-offs were $45.6 million, an increase of $28.3 million compared to the corresponding period a year earlier. This increase reflects the write-off of the two airline leases discussed above.

In the second quarter of 2006, consumer net charge-offs decreased $2.7 million compared to the same period a year earlier and decreased $6.1 million for the first six months of 2006 compared to the same period in 2005. The decreases, both quarterly and year-to-date, occurred in most categories of consumer loans. The decrease in consumer net charge-offs was the result of a stronger economy and lower bankruptcies. Bankruptcy filings were lower in the second quarter and first six months of 2006 due to the surge in bankruptcies in the fourth quarter of 2005, as individuals accelerated filing before the bankruptcy laws changed.

Net charge-offs in the residential first mortgage portfolio were $0.6 million for the second quarter of 2006, an increase of $0.1 million from 2005. For the first six months of 2006, net charge-offs were $1.0 million, a decrease of $0.8 million, compared to the same period in 2005, which is reflective of the general strength of the economy.

Net charge-offs in the equity loans and lines portfolio were $2.1 million for the second quarter of 2006 and $5.0 million for the first six months of 2006, a decrease of $1.6 million and $2.5 million, respectively, from the corresponding periods in 2005. The decrease in equity loan and line net charge-offs reflected the fact that an increasingly larger portion of total equity line and loan volume is comprised of loans underwritten against more stringent standards, resulting in a generally lower risk portfolio.

Net charge-offs in the dealer indirect portfolio were $0.3 million for the second quarter of 2006, a decrease of $0.8 million from the corresponding period in 2005. On a year-to-date basis, net charge-offs were $1.8 million, a decrease of $2.6 million in the dealer indirect portfolio for the first six months of 2005. The decrease in dealer indirect net charge-offs was also the result of a stronger economy coupled with higher credit standards.

The provision for loan and lease losses for the second quarter and first six months of 2006 was $24.0 million and $51.3 million, respectively, compared to $17.7 million and $38.3 million for the corresponding year-earlier periods. The increase in the provision was dictated by the consistent application of the allowance methodology and was impacted by the charge-off of the airline leases and loan growth.

At June 30, 2006, nonperforming assets decreased $13.5 million compared to year-end 2005 due to the combined results of an $8.1 million decline in nonaccrual loans, a $5.0 million decline in foreclosed properties and a $0.4 million decline in repossessions. Nonperforming assets as a percentage of loans net of unearned income, foreclosed properties and repossessions increased 2 basis points to 0.29 percent compared to 0.27 percent at June 30, 2005, reflecting a $19.4 million increase in nonperforming assets. The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 378 percent at June 30, 2006. Table 6 presents a five-quarter comparison of the components of nonperforming assets.

The decrease in nonaccrual loans from December 31, 2005 reflects a $17.6 million decrease in nonaccrual commercial and commercial real estate loans and a $9.5 million increase in nonaccrual consumer loans. This decrease in nonaccruing commercial loans is directly related to the charge-off of the nonaccruing airline leases. The increase in nonaccrual consumer loans was primarily in the residential first mortgage category, which reflects the impact of Hurricane Katrina as discussed below. AmSouth had no nonperforming assets considered troubled debt restructured loans at June 30, 2006 and 2005.

At June 30, 2006 and 2005, AmSouth had approximately $14.4 million and $5.7 million, respectively, of potential problem commercial loans which were not included in the nonaccrual loans or in the 90 days past due categories at quarter-end but for which Management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. Of the $5.7 million in 2005, none remained categorized as potential problem loans at June 30, 2006.

Hurricane Katrina has had a significant impact on the residential first mortgage and home equity loan and line portfolios in the affected areas of Louisiana, coastal Mississippi and parts of Alabama. AmSouth has granted deferments, extensions and forbearance to residential first mortgage customers in the affected areas. Had loan deferrals not been granted, approximately $21 million of additional residential first mortgage loans would have been past due 90 days or more as of June 30, 2006. AmSouth will continue to help customers resolve payment issues through loan modifications, repayment plans and forbearance agreements. There was $0.8 million of Katrina-related loan losses during the first six months of 2006. The remaining allowance for Katrina-related loan losses of $14.2 million is believed to be adequate to cover any losses, which are anticipated to be more fully realized later in the year and into 2007.

Noninterest Revenues

Noninterest revenues were $231.4 million during the second quarter of 2006, a 3.7 percent increase from the second quarter of 2005. For the first six months of 2006, noninterest revenues were $451.1 million, a 2.8 percent increase from the same period in 2005. The changes in various categories of noninterest revenues are discussed below.

Service charge revenues for the three months and six months ended June 30, 2006 increased $11.8 million or 12.9 percent, and $21.9 million or 12.4 percent from the corresponding periods in 2005. The increase in service charges reflects an increase in overdraft fees, which includes pricing increases and other service charges.

Trust income decreased during the second quarter of 2006 by $5.9 million or 19.6 percent compared to the same period in 2005. On a year-to-date basis, trust income decreased by $12.5 million or 20.7 percent compared to 2005. This decrease reflects the impact of the sale of the mutual fund management unit during the third quarter of 2005.

Consumer investment services income for the second quarter and first six months of 2006 increased $5.3 million or 27.9 percent, and $7.2 million or 18.4 percent compared to the corresponding year earlier periods. This increase was driven by higher sales of both variable and fixed rate annuity products through the brokerage subsidiary and the branch platform. These products have become increasingly attractive to our customers as market rates have continued to rise.

Interchange income grew $3.0 million or 13.1 percent for the second quarter of 2006, and $6.5 million or 14.9 percent for the first six months of 2006 compared to the corresponding periods in 2005. This increase is primarily due to increases in transaction volumes as a result of an increase in the number of debit cards and higher usage of existing cards linked to promotional programs. AmSouth has 1.7 million checkcards and more than 1,200 ATMs generating interchange fees.

For the second quarter of 2006, other noninterest revenues decreased $6.0 million compared to the same period in 2005. On a year-to-date basis, other noninterest revenues decreased $10.7 million compared to the corresponding period in 2005. The net decrease in other noninterest revenues was the result of transactions that occurred during the first six months of 2005, such as a $6.9 million gain on the sale of $455 million of fixed-rate home equity loans, an $8.0 million gain from the prepayment of approximately $925 million of Federal Home Loan Bank advances that were subject to being called in the near future, $3.7 million in derivative income related to market valuation adjustments after the termination of a hedge, and a $3.0 million gain from the sale of a small equity interest in an ATM network. The decreases were offset by a $3.6 million net gain from the sale of three branches in Mississippi during the first quarter of 2006 and an $8.9 million net gain from the sale of five branches in Tennessee during the second quarter of 2006.

Noninterest Expenses

Noninterest expenses for the second quarter of 2006 increased $24.6 million or 7.8 percent compared to the same period in 2005 and increased $35.1 million or 5.5 percent for the first six months of 2006 compared to the corresponding period in 2005. The increase in noninterest expenses was primarily related to increases in salaries and employee benefits and marketing.

The increase in salaries and employee benefits during the first six months of 2006 was driven in large part from the expensing of stock-based compensation in the current quarter. Stock-based compensation expense related to 2006 grants totaled approximately $7.2 million for both the second quarter and first six months of 2006. See Note 3 to the Consolidated Condensed Financial Statements for further information on stock-based compensation. Benefit costs also increased due to increased pension expense of approximately $2.7 million per quarter, which is expected to continue throughout the year. The increase in marketing, which was $4.8 million and $8.3 million for the second quarter and first six months of 2006, respectively, was due to higher costs to support initiatives to establish new customer relationships, increase loan demand and generate low-cost deposits across AmSouth’s footprint.

Liquidity and Off-Balance Sheet Arrangements

AmSouth’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of AmSouth is monitored on a daily basis by AmSouth’s Treasury Division. In addition, the Asset and Liability Committee, which consists of members of AmSouth’s Senior Management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares AmSouth’s liquidity position to established corporate liquidity policies on a monthly basis. At June 30, 2006, AmSouth was within all of the Company’s established liquidity policies.

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

As an additional source of liquidity, AmSouth periodically sells commercial loans to qualifying special purpose entities known as conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow AmSouth to utilize its asset capacity and capital for higher yielding, interest-earning assets, while continuing to manage the customer relationship. At June 30, 2006, the outstanding balance of commercial loans sold to conduits was $484 million. While no longer utilized as a source of funding, AmSouth, in prior years, also sold residential mortgages to third-party conduits. The remaining outstanding balances associated with these transactions were $399 million at June 30, 2006. These balances decreased from $930 million in outstanding loan balances in both conduits at December 31, 2005. While the conduit transactions have been a source of funding, these off-balance sheet arrangements have the potential to require AmSouth to provide funding to the conduits in the event of a liquidity shortage. AmSouth provides credit enhancements to these securitizations by providing standby letters of credit, for which liabilities of $2.4 million and $3.1 million were recorded at June 30, 2006 and 2005, respectively. At June 30, 2006 and 2005, AmSouth had $70.0 million and $75.4 million, respectively, of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in other liabilities on the consolidated balance sheets.

AmSouth also provides liquidity lines of credit to support the issuance of commercial paper under 364-day commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, such as credit rating downgrades of one of the asset-backed commercial paper issuers or of AmSouth (as the provider of the credit support), which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. At June 30, 2006 and 2005, AmSouth had liquidity lines of credit supporting these transactions of $883 million and $1.1 billion, respectively. To date, there have been no drawdowns of the liquidity lines; however, AmSouth includes this liquidity risk in its monthly liquidity risk analysis to ensure that sufficient sources of liquidity are available to meet demand.

Capital Adequacy

At June 30, 2006, shareholders’ equity totaled $3.6 billion or 6.64 percent of total assets while average equity as a percentage of average assets for the three month and six month periods ended June 30, 2006 was 6.76 percent and 6.77 percent, respectively. Since December 31, 2005, shareholders’ equity decreased $55.5 million primarily as a result of the declaration of dividends of $180.6 million and the purchase of 11.1 million shares of AmSouth common stock for $301.4 million during the first six months of 2006. The decrease in shareholders’ equity was partially offset by net income for the first six months of 2006 of $365.7 million. Employee stock plans, direct stock purchases and dividend reinvestment increased shareholders’ equity by $147.4 million, while a lower valuation of the available-for-sale securities portfolio during the first six months of 2006 decreased shareholders’ equity by $86.8 million.

Table 9 presents the capital amounts and risk-adjusted capital ratios for AmSouth and AmSouth Bank at June 30, 2006 and 2005. At June 30, 2006, AmSouth exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00 percent and risk-adjusted Total Capital Ratio of 8.00 percent. In addition, the risk-adjusted capital ratios for AmSouth Bank were above the regulatory minimums, and the Bank was well capitalized at June 30, 2006.

Table 1 – Financial Summary

	June 30		% Change
	2006	2005
	(In thousands)
Balance Sheet summary
End-of-period balances:
Loans net of unearned income	$37,454,093	$33,533,382	11.7%
Interest-earning assets	49,372,999	46,191,133	6.9
Total assets	53,929,814	50,546,831	6.7
Total deposits	37,437,500	35,313,708	6.0
Shareholders’ equity	3,579,061	3,638,225	(1.6)
Year-to-date average balances:
Loans net of unearned income	$36,680,591	$33,285,458	10.2%
Interest-earning assets*	48,667,393	45,968,517	5.9
Total assets	52,946,693	50,318,828	5.2
Total deposits**	36,907,669	34,785,672	6.1
Shareholders’ equity	3,586,859	3,539,233	1.3

*	Excludes adjustment for market valuation on available-for-sale securities and certain noninterest-earning marketable equity securities.
**	Statement 133 valuation adjustments related to time deposits are included in other liabilities.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands except per share data)		(In thousands except per share data)
Selected ratios
Average equity to assets	6.76%	7.03%	6.77%	7.03%
End-of-period equity to assets	6.64	7.20	6.64	7.20
End-of-period tangible equity to assets	6.12	6.65	6.12	6.65
Allowance for loan and lease losses to loans net of unearned income	0.96	1.09	0.96	1.09

Common stock data
Cash dividends declared	$0.26	$0.25	$0.52	$0.50
Book value at end of period	10.42	10.33	10.42	10.33
Market value at end of period	26.45	26.00	26.45	26.00
Weighted-average common shares outstanding – basic	344,647	352,054	345,038	353,170
Weighted-average common shares outstanding – diluted	349,647	357,026	350,192	357,914

Table 2 – Quarterly Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2006						2005
	Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable-equivalent basis – dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1)(2)	$37,012,965	$604,531	6.55%	$36,344,524	$564,992	6.30%	$34,993,552	$531,174	6.02%	$33,765,529	$487,707	5.73%	$33,361,522	$460,473	5.54%
Available-for-sale securities, amortized cost	6,089,613	72,701	4.79	5,961,800	69,828	4.75	6,076,977	72,197	4.71	6,065,719	70,403	4.60	6,322,703	74,597	4.73
Market valuation on available-for-sale securities	(250,466)			(168,590)			(160,331)			(74,193)			(87,157)

Total available-for-sale securities (3)	5,839,147			5,793,210			5,916,646			5,991,526			6,235,546
Held-to-maturity securities	5,436,554	69,019	5.09	5,568,989	70,448	5.13	5,715,159	71,046	4.93	5,903,899	72,788	4.89	6,052,066	75,081	4.98

Total investment securities (4)	11,275,701	141,720	4.93	11,362,199	140,276	4.93	11,631,805	143,243	4.82	11,895,425	143,191	4.75	12,287,612	149,678	4.85
Other interest-earning assets	398,167	6,197	6.24	519,175	6,006	4.69	587,653	7,326	4.95	541,115	6,412	4.70	271,607	3,188	4.71

Total interest-earning assets (4)	48,686,833	752,448	6.17	48,225,898	711,274	5.96	47,213,010	681,743	5.71	46,202,069	637,310	5.46	45,920,741	613,339	5.35
Cash and other assets	4,852,093			4,841,415			4,844,133			4,801,537			4,788,931
Allowance for loan and lease losses	(356,863)			(358,606)			(383,889)			(368,025)			(368,375)

	$53,182,063			$52,708,707			$51,673,254			$50,635,581			$50,341,297

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,540,377	42,051	2.24	$7,590,274	36,394	1.94	$6,873,532	26,780	1.55	$6,809,041	23,748	1.38	$6,957,590	20,356	1.17
Money market and savings deposits	9,397,229	51,159	2.18	9,497,343	44,212	1.89	9,785,221	43,981	1.78	9,870,250	42,394	1.70	9,974,400	36,956	1.49
Time deposits (5)	10,742,768	111,090	4.15	10,284,695	96,950	3.82	9,790,672	88,021	3.57	9,520,049	79,496	3.31	9,215,524	68,855	3.00
Foreign deposits	1,438,551	11,365	3.17	1,417,848	10,851	3.10	1,717,237	13,154	3.04	1,649,554	11,084	2.67	1,256,394	6,697	2.14
Federal funds purchased and securities sold under agreements to repurchase	3,993,545	40,878	4.11	4,103,167	38,655	3.82	3,641,774	30,926	3.37	3,286,028	23,497	2.84	2,866,029	17,507	2.45
Other interest-bearing liabilities (5)	6,730,475	82,315	4.91	6,496,420	75,648	4.72	6,634,179	75,892	4.54	6,661,718	71,562	4.26	7,441,068	73,498	3.96

Total interest-bearing liabilities	39,842,945	338,858	3.41	39,389,747	302,710	3.12	38,442,615	278,754	2.88	37,796,640	251,781	2.64	37,711,005	223,869	2.38

Net interest spread (4)			2.76%			2.84%			2.83%			2.82%			2.97%

Noninterest-bearing demand deposits	7,948,217			7,956,264			7,949,605			7,565,672			7,454,032
Other liabilities (5)	1,793,789			1,786,204			1,732,468			1,700,464			1,636,182
Shareholders’ equity	3,597,112			3,576,492			3,548,566			3,572,805			3,540,078

	$53,182,063			$52,708,707			$51,673,254			$50,635,581			$50,341,297

Net interest income/margin on a taxable equivalent basis (4)		413,590	3.39%		408,564	3.42%		402,989	3.37%		385,529	3.31%		389,470	3.40%

Taxable equivalent adjustment: (6)
Loans		6,341			6,382			6,334			6,320			6,304
Available-for-sale securities		545			527			551			516			524
Held-to-maturity securities		3,919			3,935			3,954			3,960			3,999
Trading securities		-0-			-0-			-0-			-0-			-0-

Total taxable equivalent adjustment		10,805			10,844			10,839			10,796			10,827

Net interest income		$402,785			$397,720			$392,150			$374,733			$378,643

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees (in thousands) of $5,218, $4,668, $4,030, $3,575, $2,774, for the three months ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005 and June 30, 2005, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation adjustment on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 – Year-to-Date Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2006 Six Months Ended June 30			2005 Six Months Ended June 30
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
	(Taxable equivalent basis-dollars in thousands)
Assets
Interest-earning assets:
Loans net of unearned income (1)(2)	$36,680,591	$1,169,523	6.43%	$33,285,458	$898,159	5.44%
Available-for-sale securities, amortized cost	6,026,060	142,529	4.77	6,353,901	150,952	4.79
Market valuation on available-for-sale securities	(209,754)			(64,615)

Total available-for-sale securities (3)	5,816,306			6,289,286
Held-to-maturity securities	5,502,405	139,467	5.11	6,098,344	151,196	5.00

Total investment securities (4)	11,318,711	281,996	4.93	12,387,630	302,148	4.89
Other interest-earning assets	458,337	12,203	5.37	230,814	5,105	4.46

Total interest-earning assets (4)	48,457,639	1,463,722	6.07	45,903,902	1,205,412	5.29
Cash and other assets	4,846,784			4,783,368
Allowance for loan losses	(357,730)			(368,442)

	$52,946,693			$50,318,828

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,565,188	78,445	2.09	$6,968,374	36,701	1.06
Money market and savings deposits	9,447,009	95,371	2.04	9,744,963	66,324	1.37
Time deposits (5)	10,514,996	208,040	3.99	9,335,941	134,134	2.90
Foreign deposits	1,428,257	22,216	3.14	1,395,937	13,500	1.95
Federal funds purchased and securities sold under agreements to repurchase	4,048,054	79,533	3.96	2,944,052	33,861	2.32
Other interest-bearing liabilities	6,614,094	157,963	4.82	7,398,719	140,775	3.84

Total interest-bearing liabilities	39,617,598	641,568	3.27	37,787,986	425,295	2.27

Net interest spread (4)			2.80%			3.02%

Noninterest-bearing demand deposits	7,952,219			7,340,457
Other liabilities (5)	1,790,017			1,651,152
Shareholders’ equity	3,586,859			3,539,233

	$52,946,693			$50,318,828

Net interest income/margin on a taxable equivalent basis (4)		822,154	3.41%		780,117	3.42%

Taxable equivalent adjustment: (6)
Loans		12,723			12,615
Available-for-sale securities		1,072			1,088
Held-to-maturity securities		7,854			8,018
Trading securities		-0-			5

Total taxable equivalent adjustment		21,649			21,726

Net interest income		$800,505			$758,391

NOTES:

(1)	Loans net of unearned income includes nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees (in thousands) of $9,886 and $5,101, for the six months ended June 30, 2006 and 2005, respectively.
(3)	Available-for-sale securities excludes certain noninterest-earning, marketable equity securities.
(4)	The yield calculation for available-for-sale securities, total investment securities, total interest-earning assets, net interest spread and net interest margin excludes the market valuation adjustment on available-for-sale securities.
(5)	Statement 133 valuation adjustments related to time deposits and other interest-bearing liabilities are included in other liabilities.
(6)	The taxable equivalent adjustment has been computed using a federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4 – Loans and Credit Quality

	Loans* June 30		Nonperforming Loans** June 30		Net Charge-offs Six Months Ended June 30
	2006	2005	2006	2005	2006	2005
	(In thousands)
Commercial:
Commercial & industrial	$6,046,262	$5,961,937	$41,774	$35,299	$17,549	$14,145
Commercial loans – secured by real estate	3,207,313	2,381,944	17,515	15,395	352	937
Commercial leases	2,459,612	2,239,314	3,438	1,656	26,874	182

Total commercial	11,713,187	10,583,195	62,727	52,350	44,775	15,264

Commercial real estate:
Commercial real estate mortgages	3,085,297	2,922,692	7,813	2,738	809	730
Real estate construction	5,005,958	3,364,146	4,080	1,837	34	1,321

Total commercial real estate	8,091,255	6,286,838	11,893	4,575	843	2,051

Consumer:
Residential first mortgages	6,180,230	5,692,014	18,547	11,649	951	1,722
Equity loans and lines	8,113,323	7,427,904	1,724	1,588	4,955	7,451
Dealer indirect	2,941,639	3,087,815	1	17	1,816	4,444
Other consumer	414,459	455,616	-0-	242	5,563	5,791

Total consumer	17,649,651	16,663,349	20,272	13,496	13,285	19,408

	$37,454,093	$33,533,382	$94,892	$70,421	$58,903	$36,723

*	Net of unearned income.
**	Exclusive of accruing loans 90 days past due.

Table 5 – Allowance for Loan and Lease Losses

	2006		2005
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	(Dollars in thousands)
Balance at beginning of period	$352,242	$366,695	$384,647	$365,626	$366,836
Loans charged off	(25,926)	(50,571)	(47,314)	(23,926)	(27,170)
Recoveries of loans previously charged off	8,776	8,818	8,512	8,147	9,528

Net charge-offs	(17,150)	(41,753)	(38,802)	(15,779)	(17,642)
Addition to allowance charged to expense	24,000	27,300	20,850	34,800	17,700
Reduction of allowance related to sold loans	-0-	-0-	-0-	-0-	(1,268)

Balance at end of period	$359,092	$352,242	$366,695	$384,647	$365,626

Allowance for loan and lease losses to loans net of unearned income	0.96%	0.96%	1.02%	1.12%	1.09%
Net charge-offs to average loans net of unearned income (annualized)	0.19%	0.47%	0.44%	0.19%	0.21%
Allowance for loan and lease losses to nonperforming loans*	378.42%	418.59%	356.08%	478.29%	519.20%
Allowance for loan and lease losses to nonperforming assets*	328.21%	351.14%	298.32%	391.93%	406.40%

*	Exclusive of accruing loans 90 days past due.

Table 6 – Nonperforming Assets

	2006		2005
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Nonaccrual loans*	$94,892	$84,150	$102,981	$80,421	$70,421
Foreclosed properties	12,684	14,566	17,667	15,853	17,791
Repossessions	1,833	1,599	2,274	1,869	1,755

Total nonperforming assets*	$109,409	$100,315	$122,922	$98,143	$89,967

Nonperforming assets* to loans net of unearned income, foreclosed properties and repossessions	0.29%	0.27%	0.34%	0.29%	0.27%
Accruing loans 90 days past due	$43,542	$49,208	$54,005	$52,404	$49,185

*	Exclusive of accruing loans 90 days past due.

Table 7 – Investment Securities

	June 30, 2006		June 30, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available-for-sale:
U.S. Treasury and government agency securities	$183,305	$171,342	$83,098	$81,669
U.S. government-sponsored enterprise securities	3,030	2,960	2,217	2,217
State, county and municipal securities	31,553	31,839	40,916	42,406
Mortgage-backed securities, collateralized mortgage obligations and other pass-thru securities	5,833,931	5,549,784	5,758,577	5,706,576
Equity securities	242,519	244,626	337,526	336,242
Debt securities	-0-	-0-	-0-	3,723

	$6,294,338	$6,000,551	$6,222,334	$6,172,833

Held-to-maturity:
U.S. Treasury and government agency securities	$22,304	$21,369	$24,324	$24,523
U.S. government-sponsored enterprise securities	31,598	31,090	29,393	29,835
State, county and municipal securities	353,403	363,551	347,291	371,611
Mortgage-backed securities, collateralized mortgage obligations and other pass-thru securities	4,977,554	4,758,063	5,668,168	5,637,276
Other securities	4,052	4,110	3,722	3,881

	$5,388,911	$5,178,183	$6,072,898	$6,067,126

NOTES:

1.	The weighted-average remaining life, which reflects the amortization on mortgage related and other asset-backed securities, and the weighted-average yield on the combined available-for-sale and held-to-maturity portfolios at June 30, 2006, were approximately 4.7 years and 4.80%, respectively. The duration of the combined portfolios, which considers the repricing frequency of variable rate securities, is approximately 3.8 years.
2.	The mortgage-backed securities portfolio is comprised principally of U.S. government-sponsored enterprise securities.

Table 8 – Other Interest-Bearing Liabilities

	June 30
	2006	2005
	(In thousands)
Short-term borrowings:
Federal funds purchased	$2,185,917	$1,250,444
Securities sold under agreements to repurchase	1,442,660	1,592,307

Total federal funds purchased and securities sold under agreements to repurchase	3,628,577	2,842,751

Treasury, tax and loan notes	597,608	425,390
Term federal funds purchased	1,242,000	-0-
Other borrowings	1	47,620

Total other borrowed funds	1,839,609	473,010

Total short-term borrowings	$5,468,186	$3,315,761

Long-term debt:
Long-term Federal Home Loan Bank advances	$1,828,225	$3,238,993

Other long-term debt:
4.85% Subordinated Notes Due April 2013 (Issued by AmSouth Bank)	497,479	497,105
5.20% Subordinated Notes Due April 2015 (Issued by AmSouth Bank)	347,525	347,238
6.45% Subordinated Notes Due February 2018 (Issued by AmSouth Bank)	300,787	301,285
6.125% Subordinated Notes Due March 2009	174,881	174,837
6.75% Subordinated Debentures Due November 2025	150,000	149,994
7.25% Senior Notes Due May 2006	-0-	99,941
6.625% Subordinated Notes Due December 2005	-0-	49,973
90-Day London Interbank Offered Rate (LIBOR) floating-rate bank notes	350,000	800,000
2.82% fixed-rate bank notes	200,000	200,000
Long-term securities sold under agreements to repurchase	1,733,991	717,455
Other long-term notes payable	11,277	284
Statement 133 valuation adjustment	(48,257)	21,061

Total other long-term debt	3,717,683	3,359,173

Total long-term debt	$5,545,908	$6,598,166

Table 9 – Capital Amounts and Ratios

	June 30
	2006		2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital:
AmSouth	$3,499,878	7.51%	$3,399,922	8.17%
AmSouth Bank	3,735,951	8.02	3,680,265	8.86
Total capital:
AmSouth	$4,992,533	10.71%	$4,843,906	11.64%
AmSouth Bank	5,008,606	10.75	5,019,533	12.09
Leverage:
AmSouth	$3,499,878	6.62%	$3,399,922	6.79%
AmSouth Bank	3,735,951	7.06	3,680,265	7.36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages 20 and 21 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation was performed as of June 30, 2006 under the supervision of and with the participation of AmSouth’s Management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of AmSouth’s disclosure controls and procedures. Based on that evaluation, AmSouth’s Management, including the CEO and the CFO, concluded that AmSouth’s disclosure controls and procedures were effective as of June 30, 2006. Also, no changes in AmSouth’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, AmSouth’s internal control over financial reporting. There have been no significant changes in AmSouth’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	2,006,899	$27.64	2,000,000	27,020,233
May 1 – 31, 2006	3,492	28.63	-0-	27,020,233
June 1 – 30, 2006	4,001,408	26.78	4,000,000	23,020,233
Total	6,011,799	$27.07	6,000,000

Note: On April 17, 2003, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. This plan had no expiration date. However, as of June 30, 2006, there were no shares remaining to be purchased under this authorization.

On April 20, 2006, AmSouth announced that its Board of Directors approved a plan to repurchase up to 25 million shares of the Company’s outstanding stock. There is no expiration date for this plan. This is in addition to the plan announced in April 2003.

Of the shares repurchased during the three months ended June 30, 2006, 11,799 were related to employee compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of AmSouth was held on April 20, 2006, at which meeting the shareholders (i) elected three nominees as directors; (ii) ratified the appointment of Ernst & Young, LLP as independent auditors; (iii) approved the AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan; and (iv) failed to approve two shareholder proposals related to (a) political contributions and (b) amendment to EEOC policy. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld	Abstentions	Broker Nonvotes
Martha R. Ingram	279,977,546	20,969,567	N/A	N/A
Charles D. McCrary	285,387,151	15,559,962	N/A	N/A
C. Dowd Ritter	290,829,367	10,117,745	N/A	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
296,427,667	1,852,541	2,666,902	N/A

APPROVAL OF THE AMSOUTH BANCORPORATION 2006 LONG TERM INCENTIVE COMPENSATION PLAN

Votes For	Votes Against	Abstentions	Broker Nonvotes
144,043,405	79,409,892	6,912,557	70,581,258

SHAREHOLDER PROPOSAL RELATED TO POLITICAL CONTRIBUTIONS

Votes For	Votes Against	Abstentions	Broker Nonvotes
52,868,699	157,237,908	20,259,248	70,581,257

SHAREHOLDER PROPOSAL RELATED TO AMENDMENT OF EEOC POLICY

Votes For	Votes Against	Abstentions	Broker Nonvotes
61,132,943	157,361,070	11,871,840	70,581,259

Item 6.	Exhibits

The exhibits listed in the Exhibit Index at page 36 of this Form 10-Q are filed herewith or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AmSouth has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2006	By:	/s/ C. DOWD RITTER
C. DOWD RITTER
Chairman, President and Chief Executive Officer

August 4, 2006	By:	/s/ ALTON E. YOTHER
Alton E. Yother
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

2.1	Agreement and Plan of Merger, dated as of May 24, 2006, by and between AmSouth Bancorporation and Regions Financial Corporation (1)

3.1	Restated Certificate of Incorporation of AmSouth Bancorporation (2)

3.2	By-Laws of AmSouth Bancorporation (3)

4.1	Amendment No. 1 to Stockholder Protection Rights Agreement, dated May 24, 2006, between AmSouth Bancorporation and AmSouth Bank (4)

10.1	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan (5)

10.2	Form of Restricted Stock Grant Agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan (6)

10.3	Form of Indemnification Agreement for Directors (7)

10.4	Letter from C. Dowd Ritter to AmSouth Bancorporation, dated May 24, 2006 (8)

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Stock Option Agreement, dated May 24, 2006, between Regions Financial Corporation, as issuer, and AmSouth Bancorporation, as grantee (9)

99.2	Stock Option Agreement, dated May 24, 2006, between AmSouth Bancorporation, as issuer, and Regions Financial Corporation, as grantee (10)

NOTES TO EXHIBITS

(1)	Filed as Exhibit 2.1 to AmSouth’s Report on Form 8-K filed May 31, 2006, incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to AmSouth’s Report on Form 8-K filed October 15, 1999, incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to AmSouth’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004, incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to AmSouth’s Report on Form 8-K filed May 31, 2006, incorporated herein by reference.
(5)	Filed as Appendix C to AmSouth’s Proxy Statement dated March 10, 2006 for the Annual Meeting of Shareholders held April 20, 2006, incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed April 5, 2006, incorporated herein by reference.
(7)	Filed as Exhibit 10.2 to AmSouth’s Report on Form 8-K filed April 20, 2006, incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to AmSouth’s Report on Form 8-K filed May 31, 2006, incorporated herein by reference.
(9)	Filed as Exhibit 99.1 to AmSouth’s Report on Form 8-K filed May 31, 2006, incorporated herein by reference.
(10)	Filed as Exhibit 99.2 to AmSouth’s Report on Form 8-K filed May 31, 2006, incorporated herein by reference.